Form 10-Q
period 2020-06-30
GoHealth, Inc.
filed 2020-08-20
CIK 1808220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39390

GoHealth, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-0563805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 West Huron St. Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

(312) 386-8200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GOCO	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2020, the registrant had 84,182,961 shares of Class A common stock, $0.0001 par value per share, outstanding and 229,399,322 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures and debt service obligations, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

CERTAIN DEFINTIONS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•

“we,” “us,” “our,” the “Company,” “GoHealth” and similar references refer: (1) following the consummation of the Transactions, including our initial public offering, or IPO, to GoHealth, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), and (2) prior to the completion of the Transactions, including our IPO, to GoHealth Holdings, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, or, as applicable, the Predecessor.

•

“Blocker Company” refers to an entity affiliated with Centerbridge that was an indirect owner of LLC Interests in GoHealth Holdings, LLC prior to the Transactions and is taxable as a corporation for U.S. federal income tax purposes.

•

“Blocker Shareholders” refer to entities affiliated with Centerbridge, the owners of the Blocker Company prior to the Transactions, who exchanged their interests in the Blocker Company for shares of our Class A common stock and cash in connection with the consummation of the Transactions.

•

“Centerbridge” refers to Centerbridge Capital Partners III, L.P., our sponsor and a Delaware limited partnership, certain funds affiliated with Centerbridge Capital Partners III, L.P. and other entities over which Centerbridge Capital Partners III, L.P. has voting control (including any such fund or entity formed to hold shares of Class A common stock for the Blocker Shareholders).

•

“Centerbridge Acquisition” refers to the acquisition, on September 13, 2019, by Centerbridge, indirectly through a subsidiary of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), an entity formed in contemplation of the acquisition, of a 100% interest in Norvax.

•

“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, Norwest, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market, or the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock.

•	“Founders” refer to Brandon M. Cruz, our Co-Founder and Chief Strategy Officer and Special Advisor to the Executive Team, and Clinton P. Jones, our Co-Founder and Chief Executive Officer.

•

“Former Profits Unit Holders” refers collectively to certain of our directors and certain current and former officers and employees, in each case, who directly or indirectly held existing vested and unvested profits units, which were comprised of profits units that have time-based vesting conditions and profits units that have performance-based vesting conditions, of GoHealth Holdings, LLC pursuant to GoHealth Holdings, LLC’s existing profits unit plan and who received LLC Interests in exchange for their profits units in connection with the Transactions. LLC Interests received in exchange for unvested profits units remain subject to their existing time-based vesting requirements, but are not be subject to the performance-based vesting conditions as such conditions were met in connection with our IPO.

•

“GoHealth Holdings, LLC Agreement” refers to GoHealth Holdings, LLC’s amended and restated limited liability company agreement, which became effective substantially concurrently with or prior to the consummation of our IPO.

•	“LLC Interests” refer to the common units of GoHealth Holdings, LLC, including those that we purchased with a portion of the net proceeds from our IPO.

•	“Norwest” refers to Norwest Equity Partners and certain funds affiliated with Norwest Equity Partners.

•	“Norvax” or “Predecessor” refers to Norvax, LLC, a Delaware limited liability company and a subsidiary of GoHealth Holdings, LLC.

•	“NVX Holdings” refers to NVX Holdings, Inc., a Delaware corporation that is controlled by the Founders.

•

“Original Equity Owners” refer to the owners of LLC Interests in GoHealth Holdings, LLC prior to the consummation of the Transactions, collectively, which include Centerbridge, Norwest, our Founders and certain executive officers, employees and other minority investors.

•

“Transactions” refer to our IPO and certain organizational transactions that were effected in connection with our IPO, and the application of the net proceeds therefrom. See “The Transactions” below and Note 4 to GoHealth, Inc.’s condensed balance sheets for a description of the Transactions.

GoHealth, Inc. is a holding company and the sole managing member of GoHealth Holdings, LLC, and its principal asset consists of LLC Interests.

KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES

Throughout this Quarterly Report on Form 10-Q, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:

•	“Approved Submissions” refer to Submitted Policies approved by carriers for the identified product during the indicated period.

•

“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for share-based compensation, change in fair value of contingent consideration liability, Centerbridge Acquisition costs, severance costs and incremental organizational costs in connection with our IPO.

•	“Adjusted EBITDA margin” refers to Adjusted EBITDA divided by net revenues.

•	“Consumer interactions” refer to the number of times a consumer calls us or visits us online.

•	“Consumer lead” refers to a consumer for which we have collected some personally identifiable information related to health insurance.

•	“EBITDA” represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense.

•

“Impressions” refer to the number of times our advertisement is shown to consumers through any medium, regardless of whether such consumers have viewed, clicked through or otherwise interacted with the advertisement.

•

“LTV Per Approved Submission” refers to the Lifetime Value of Commissions per Approved Submission, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, divided by (ii) the number of commissionable Approved Submissions for such period.

•

“LTV/CAC” refers to the Lifetime Value of Commissions per Consumer Acquisition Cost, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, or LTV, divided by (ii) the cost to convert a prospect into a customer less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less other revenue and is presented on a per commissionable Approved Submission basis.

•

“Qualified prospect” refers to a consumer that has confirmed an interest to us in shopping for health insurance over the phone, online or via live transfer to our agents, both through the internal and external channels.

•	“Submitted Policies” refer to completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier.

We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense, or EBITDA; Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor its results of operations.

Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation, change in fair value of earnout liability, Centerbridge Acquisition costs, severance costs and incremental organizational costs in connection with the IPO. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure, net income (loss), are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GoHealth, Inc.

Balance Sheets

(dollars in actuals)

	As of June 30, 2020	As of March 27, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1	$1

Total assets	$1	$1

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.001 par value, 1,000 shares authorized, issued and outstanding	$1	$1

Total stockholder’s equity	$1	$1

See accompanying notes to balance sheets.

GoHealth, Inc.

Notes to Balance Sheets

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

GoHealth, Inc. (the “Company”) was incorporated in Delaware on March 27, 2020 for the purpose of facilitating an initial public offering of its Class A common stock and other related transactions in order to carry on the business of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), a Delaware limited liability company, and its wholly owned subsidiaries (collectively, “GHH, LLC”).

As described in more detail in Note 4, “Subsequent Events,” on July 17, 2020, the Company completed its initial public offering of 43,500,000 shares of its Class A common stock at a public offering price of $21.00 per share (“the IPO”), receiving approximately $852.0 million in net proceeds, after deducting the underwriting discount and estimated offering expenses. The net proceeds from the IPO were used to purchase 38,679,685 newly-issued LLC interests from GHH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discount and estimated offering expenses.

Subsequent to the IPO and pursuant to a reorganization into a holding company structure, the Company became a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, the Company operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conduct its business.

Basis of Presentation

The accompanying balance sheets are presented in accordance with accounting principles generally accepted in the United States. Separate statements of income, comprehensive income, changes in stockholder’s equity and cash flows have not been presented because the Company has not engaged in any activities except in connection with its formation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

All cash as of the balance sheet date was cash on hand held in deposit, and is carried at fair value, which approximates carrying value.

Income Taxes

The Company is treated as a subchapter C corporation, and therefore, is subject to both federal and state income taxes. GHH, LLC continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.

3.	STOCKHOLDER’S EQUITY

On March 27, 2020, the Company was authorized to issue 1,000 shares of common stock, $0.001 par value. On March 27, 2020, the Company issued 1,000 shares of common stock for $1, all of which were owned by GHH, LLC.

In connection with the Company’s IPO in July 2020, the Company’s Board of Directors approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,100,000,000 shares of Class A common stock, 690,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock, each having a par value of $0.0001 per share.

Holders of Class A common stock are entitled to one vote per share held of record on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Holders of Class B common stock are entitled to one vote per share held of record on all matters presented to stockholders generally and do not have any right to receive dividends.

Upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, holders of Class A common stock and Class B common stock will be entitled to receive ratable portions of the Company’s remaining assets available for distribution; provided, that the holders of Class B common stock shall not be entitled to receive more than $0.0001 per share of Class B common stock and upon receiving such amount, shall not be entitled to receive any of the Company’s other assets or funds with respect to such shares of Class B common stock.

Under the terms of the amended and restated certificate of incorporation, the Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

4.	SUBSEQUENT EVENTS

In connection with the Company’s IPO, the Company completed a series of organizational transactions (the “Transactions”). The Transactions included:

•

The amendment and restatement of the existing limited liability company agreement of GHH, LLC to, among other things, (1) recapitalize all existing ownership interests in GHH, LLC (including profits units awarded under the existing limited liability company agreement of GHH, LLC) and (2) appoint the Company as the sole managing member of GHH, LLC upon its acquisition of LLC Interests in connection with the IPO;

•

The amendment and restatement of the Company’s certificate of incorporation to, among other things, provide for (1) the recapitalization of the Company’s outstanding shares of existing common stock into one share of Class A common stock, (2) Class A common stock, with each share of the Company’s Class A common stock entitling its holder to one vote per share on all matters presented to stockholders generally and (3) Class B common stock, with each share of the Company’s Class B common stock entitling its holder to one vote per share on all matters presented to stockholders generally, and that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;

•

The issuance of 229,399,322 shares of the Company’s Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately following the Transactions, for nominal consideration;

•

The acquisition of, by means of one or more mergers, the Blocker Company (the “Blocker Merger”) and the issuance to the Blocker Shareholders 40,682,961 shares of the Company’s Class A common stock and payment of $96.2 million in cash to Blocker Shareholders as partial consideration in the Blocker Merger;

•

The issuance of 43,500,000 shares of the Company’s Class A common stock to the purchasers in the IPO in exchange for net proceeds, after taking into account the underwriting discount and estimated offering expenses payable by the Company, of approximately $852.0 million;

•

The use of the net proceeds from the IPO to (i) purchase 38,679,685 newly-issued LLC Interests directly from GHH, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by the Company and (ii) pay $96.2 million in cash to the Blocker Shareholders as partial consideration in the Blocker Merger;

•

GHH, LLC used the net proceeds from the sale of LLC Interests to the Company (i) to pay $508.3 million in cash to partially redeem certain of the LLC Interests held directly or indirectly by the Continuing Equity Owners, (ii) to satisfy in full $100.0 million in aggregate face amount of an existing equity instrument in connection with the Transactions and (iii) for general corporate purposes, to the extent any proceeds remain, to support the growth of the business; and

•

The Company entered into (1) a stockholders’ agreement with Centerbridge and NVX Holdings, (2) a registration rights agreement with certain of the Continuing Equity Owners and (3) a tax receivable agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders.

In connection with the IPO, the Company became the sole managing member of GHH, LLC and will control the management of GHH, LLC. As a result, the Company will consolidate GHH, LLC’s financial results in its consolidated financial statements and report a non-controlling interest for the economic interest in GHH, LLC held by the Continuing Equity Owners.

In connection with the IPO, the Company entered into the Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) the Company’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) increases in tax basis resulting from (a) the Company’s purchase of LLC Interests directly from GHH, LLC and the partial redemption of LLC Interests by GHH, LLC, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by GHH, LLC; and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement.

On July 7, 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020, under which 6,465,359 shares of the Company’s Class A common stock will be initially reserved for issuance. In connection with the IPO, the Company granted 2,426,100 shares of Class A common stock issuable pursuant to stock options and 305,068 shares of Class A common stock issuable pursuant to restricted stock units.

Also on July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan, which became effective on the same date, under which 808,170 shares of the Company’s Class A common stock will be initially reserved for issuance.

GoHealth Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(dollars in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Net revenues:
Commission	$96,606	$60,077	$209,116	$111,293
Other	30,451	14,434	58,951	32,308

Net revenues	127,057	74,511	268,067	143,601
Operating expenses:
Cost of revenue	36,559	26,561	78,693	54,113
Marketing and advertising	21,634	5,026	47,708	16,437
Customer care and enrollment	28,394	15,814	52,371	29,753
Technology	5,705	4,301	10,298	8,457
General and administrative	10,359	7,106	20,849	14,096
Change in fair value of contingent consideration liability	15,300	—	19,700	—
Amortization of intangible assets	23,514	—	47,029	—
Transaction costs	—	299	—	299

Total operating expenses	141,465	59,107	276,648	123,155

(Loss) income from operations	(14,408)	15,404	(8,581)	20,446
Interest expense	8,986	81	15,742	109
Other (income) expense	(505)	38	(495)	48

(Loss) income before income taxes	(22,889)	15,285	(23,828)	20,289
Income tax (benefit) expense	(22)	9	(24)	11

Net (loss) income	$(22,867)	$15,276	$(23,804)	$20,278

Pro forma net (loss) per share (Note 9):
Pro forma net (loss) per share—basic and diluted	$(0.07)		$(0.07)
Pro forma weighted-average shares outstanding—basic and diluted	40,682,961		40,682,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Net (loss) income	$(22,867)	$15,276	$(23,804)	$20,278
Other comprehensive income (loss):
Foreign currency translation adjustments	183	(7)	98	(53)

Other comprehensive income (loss)	183	(7)	98	(53)

Total comprehensive (loss) income	$(22,684)	$15,269	$(23,706)	$20,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth Holdings, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands, except unit and per unit amounts)

	Successor	Successor
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,341	$12,276
Accounts receivable, net of allowance for doubtful accounts of $729 in 2020 and $904 in 2019	9,444	24,461
Commissions receivable – current	74,044	101,078
Prepaid expenses and other current assets	15,019	5,954

Total current assets	216,848	143,769
Commissions receivable – non-current	367,596	281,853
Property, equipment, and capitalized software, net	12,467	6,339
Intangible assets, net	735,754	782,783
Goodwill	386,553	386,553
Other long-term assets	1,193	998

Total assets	$1,720,411	$1,602,295

Liabilities and members’ equity
Current liabilities:
Accounts payable	$10,243	$13,582
Accrued liabilities	21,659	22,568
Commissions payable – current	46,240	56,003
Deferred revenue	1,047	15,218
Current portion of debt	4,170	3,000
Other current liabilities	3,974	2,694

Total current liabilities	87,333	113,065
Non-current liabilities:
Commissions payable – non-current	125,387	97,489
Long-term debt, net of current portion	397,235	288,233
Contingent consideration	62,400	242,700
Other non-current liabilities	543	664

Total non-current liabilities	585,565	629,086
Commitments and contingencies (Note 11)
Members’ Equity:
Preferred Units – $1.00 par value; 541,263,042 units authorized, issued and outstanding at June 30, 2020 and December 31, 2019	536,489	547,542
Class A Common Units – $1.00 par value; 351,345,682 and 237,938,682 units authorized, issued and outstanding at June 30, 2020 and December 31, 2019	282,317	218,911
Class B Common Units – $1.00 par value; 157,372,734 and 102,061,318 units authorized, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	130,563	93,708
Senior Preferred Earnout Units – no par value; 100,000,000 and 0 units authorized, issued, and outstanding at June 30, 2020 and December 31, 2019, respectively	98,063	—
Profits Units – no par value; 97,918,116 units authorized at June 30, 2020 and December 31, 2019; 86,097,861 and 78,398,133 units issued at June 30, 2020 and December 31, 2019, respectively; and none outstanding at June 30, 2020 and December 31, 2019	—	—
Accumulated other comprehensive income (loss)	81	(17)

Total members’ equity	1,047,513	860,144

Total liabilities and members’ equity	$1,720,411	$1,602,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Members’ Equity

(dollars and units in thousands, unaudited)

	Three Months Ended June 30, 2020
	Preferred Units		Class A Common Units		Class B Common Units		Senior Preferred Earnout Units		Class A Units		Class B Units		Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Members’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Successor:
Balance at March 31, 2020	541,263	$546,972	237,939	$219,139	108,728	$103,593							$—	$(102)	$869,602
Foreign currency translation adjustment														183	183
Issuance of Senior Preferred Earnout Units							100,000	100,000							100,000
Issuance of Common Earnout Units			113,407	69,982	48,645	30,018									100,000
Share-based compensation expense		281		182		82		52							597
Net loss		(10,764)		(6,986)		(3,129)		(1,988)							(22,867)

Balance at June 30, 2020	541,263	$536,489	351,346	$282,317	157,372	$130,563	100,000	$98,063					$—	$81	$1,047,513

	Three Months Ended June 30, 2019
Predecessor:
Balance at March 31, 2019	8,365	$235	220	$2,200	$(299,100)	$(32)	$(296,697)
Redeemable Class B unit accretion					(15,000)		(15,000)
Foreign currency translation adjustment						(7)	(7)
Net income					15,276		15,276

Balance at June 30, 2019	8,365	$235	220	$2,200	$(298,824)	$(39)	$(296,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Members’ Equity (continued)

(dollars and units in thousands, unaudited)

	Six Months Ended June 30, 2020
	Preferred Units		Class A Common Units		Class B Common Units		Senior Preferred Earnout Units		Class A Units		Class B Units		Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Members’ Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Successor:
Balance at January 1, 2020	541,263	$547,542	237,939	$218,911	102,061	$93,708							$—	$(17)	$860,144
Foreign currency translation adjustment														98	98
Issuance of Senior Preferred Earnout Units							100,000	100,000							100,000
Issuance of Common Earnout Units			113,407	69,982	48,645	30,018									100,000
Issuance of Common Units					6,667	10,000									10,000
Share-based compensation expense		281		662		82		52							1,077
Net loss		(11,334)		(7,238)		(3,244)		(1,989)							(23,804)

Balance at June 30, 2020	541,263	$536,489	351,346	$282,317	157,373	$130,563	100,000	$98,063					$—	$81	$1,047,513

	Six Months Ended June 30, 2019
Predecessor:
Balance at January 1, 2019	8,365	$235	220	$2,200	$(189,102)	$14	$(186,653)
Redeemable Class B unit accretion					(130,000)		(130,000)
Foreign currency translation adjustment						(53)	(53)
Net income					20,278		20,278

Balance at June 30, 2019	8,365	$235	220	$2,200	$(298,824)	$(39)	$(296,428)

GoHealth Holdings, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(dollars in thousands, unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating activities:
Net (loss) income	$(23,804)	$20,278
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	1,077	—
Depreciation and amortization	1,636	3,043
Amortization of intangible assets	47,029	—
Amortization of debt discount and issuance costs	1,058	—
Change in fair value of contingent consideration	19,700	—
Other non-cash items	(458)	808
Changes in assets and liabilities:
Accounts receivable	15,506	860
Commissions receivable	(58,709)	(33,885)
Prepaid expenses and other assets	(1,329)	1,276
Accounts payable	(3,467)	(3,496)
Accrued liabilities	(7,641)	(1,792)
Deferred revenue	(14,171)	12,210
Commissions payable	18,135	12,377
Other liabilities	1,269	1,300

Net cash (used in) provided by operating activities	(4,169)	12,979
Investing activities:
Purchases of property, equipment and software	(7,764)	(4,783)

Net cash used in investing activities	(7,764)	(4,783)
Financing activities:
Borrowings under term loans	117,000	—
Principal payments under term loans	(1,793)	—
Payment of deferred offering costs	(874)	—
Principal payments under capital lease obligations	(144)	—
Borrowings under revolving credit facilities	—	42,967
Payments under revolving credit facilities	—	(47,823)
Debt issuance cost payments	(6,289)	—
Proceeds received upon issuance of common units	10,000	—

Net cash provided by (used in) financing activities	117,900	(4,856)
Effect of exchange rate changes on cash	98	(53)
Increase in cash and cash equivalents	106,065	3,287
Cash and cash equivalents at beginning of period	12,276	505

Cash and cash equivalents at end of period	$118,341	$3,792

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$798	$26
Purchases of property, equipment and software under capital leases	$—	$654
Issuance of senior preferred earnout units to settle contingent consideration liability	$100,000	$—
Issuance of common A and B units to settle contingent consideration liability	$100,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth Holdings, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(tabular amounts in thousands, except share and per share amounts)

(unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), a Delaware limited liability company, and its wholly owned subsidiaries (collectively, the “Company” or “GHH, LLC”) is a leading health insurance marketplace whose mission is to improve healthcare in America. The Company works with insurance carriers to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s insurance agents leverage the power of its vertically integrated customer acquisition platform to enroll members in Medicare and individual and family plans. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth”), a wholly owned subsidiary of the Company that was founded in 2001.

GoHealth, Inc. was incorporated in Delaware on March 27, 2020 for the purpose of facilitating an initial public offering and other related transactions in order to carry on GHH, LLC’s business. On July 17, 2020, GoHealth, Inc. completed an initial public offering of 43,500,000 shares of its Class A common stock at a public offering price of $21.00 per share (“the IPO”), receiving approximately $852.0 million in net proceeds, after deducting the underwriting discount and estimated offering expenses, which were used to purchase 38,679,685 newly-issued LLC interests from GHH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discount and estimated offering expenses.

Pursuant to a reorganization into a holding company structure, GoHealth, Inc. is a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, GoHealth Inc. operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conduct its business.

Basis of Presentation and Significant Accounting Policies

GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax, LLC (“Norvax”). On May 6, 2020, Blizzard Parent, LLC changed its name to GoHealth Holdings, LLC. GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these condensed consolidated financial statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of the Company are carried out by Norvax. On August 15, 2019, GHH, LLC entered a series of arrangements to acquire 100% of the equity interest in Norvax. On September 13, 2019, Blizzard Merger Sub LLC, a transitory merger company of Blizzard Midco, LLC, merged into Norvax, with Norvax continuing as the surviving limited liability company and the Company’s operating entity (the “Acquisition”).

As a result of the Acquisition, which is discussed further in Note 2 – Acquisition, Norvax was determined to be the accounting acquirer and Norvax’s historical assets and liabilities are reflected at fair value as of the acquisition date. The financial information for the period after September 13, 2019, represents the condensed consolidated financial information of the “Successor” company. Prior to September 13, 2019, the condensed consolidated financial statements include the accounts of the “Predecessor” company. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s condensed consolidated financial statements and the Successor’s condensed consolidated financial statements are not necessarily comparable.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, but do not include all information and footnote disclosures required under U.S. GAAP for annual financial statements. In the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation.

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the prospectus dated July 14, 2020, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on July 16, 2020. Interim results are not necessarily indicative of results for the full fiscal year due to seasonality and other factors.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. There have been no material changes to the Company’s significant accounting policies as discussed in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash includes all deposits in banks. The Company maintains its cash balances at financial institutions in the United States and Europe.

Cash accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2020 and December 31, 2019, the Company’s cash balances in the United States exceeded the FDIC-insured limits by $117.7 million and $11.9 million, respectively. The Company also has an immaterial amount of cash held in Europe to fund its Slovakian operations. The Company does not believe it is exposed to any significant risk with respect to cash balances.

Concentration of Credit Risk

The Company does not require collateral or other security in granting credit. As of June 30, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 92%, or $8.7 million, of the Company’s total accounts receivable. As of December 31, 2019, five customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 87%, or $21.2 million, of the Company’s total accounts receivable.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivables portfolio, along with specifically identified customer risks in establishing allowances. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined the receivable is uncollectible.

Commissions Receivable

Commissions receivable are contract assets that represent estimated variable consideration for renewal commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable are future renewal commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and six months ended June 30, 2020 and 2019.

Deferred Offering Costs

Deferred offering costs, primarily consisting of legal, accounting and other fees relating to the IPO, are capitalized and included in prepaid expenses and other assets in the condensed consolidated balance sheets, and will be offset against the proceeds upon the completion of the IPO in July 2020. As of June 30, 2020, the Company had capitalized $7.7 million of deferred offering costs.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company is compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through the Company’s ecommerce platforms or customer care centers. The Company also generates revenue from non-commission revenue sources, which include providing dedicated insurance agent resources for carrier-specific programs, sales of insurance leads to other marketing agencies and carriers, and the implementation and use of the Company’s platform. The Company accounts for payments made under certain carrier-specific arrangements as deductions to revenue.

The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, the Company recognizes revenue for its services in accordance with the following five steps outlined in ASC 606:

•

Identification of the contract, or contracts, with a customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Payment of commissions typically commences within 60 days from the effective date. Payment terms from non-commission revenue are typically 30 days from the invoice date.

•

Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

•

Determination of the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer.

•

Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis.

•

Recognition of revenue when, or as, the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer.

Commission Revenue

The Company recognizes commission revenue from the sale of insurance products at the point when carriers approve an insurance application produced by the Company. The Company records as commission revenue the expected amount of commissions received from the insurance carriers and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product. The Company defines its customer to be the health insurance carrier.

The Company typically enters contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often can terminate or amend agreements unilaterally on short notice, including provisions in agreements relating to the commission rates paid to the Company by the health insurance carriers. The amendment or termination of an agreement the Company has with a health insurance carrier may adversely impact the commissions it is paid on health insurance plans purchased from the carrier.

Compensation in the form of commissions is received from insurance carriers for the multiple types of insurance products sold by the Company on behalf of the carriers. For Medicare and non-Medicare eligible products, commission revenue generally represents a percentage of the premium amount expected to be collected by the carrier while the policyholder is enrolled in the insurance product, including renewal periods. The Company’s performance obligation is complete when a carrier has received and approved an insurance application. As such, the Company recognizes revenue at this point in time, which represents the total estimated lifetime commissions it expects to receive for selling the product after the carrier approves an application, net of an estimated constraint. The Company’s consideration is variable based on the amount of time it estimates a policy will remain in force. The Company estimates the amount of variable consideration that it expects to receive based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers application of the constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date. The Company does not have any remaining performance obligations in its contracts with customers.

The Company utilizes a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant policy (referred to as a “cohort”). This allows the Company to estimate the commissions it expects to collect for each cohort by evaluating various factors, including but not limited to, contracted commission rates, carrier mix, and expected member churn.

The Company’s variable consideration includes estimated and constrained lifetime values as the “constrained LTV” for the plans. The Company’s estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved applicant to a paying policyholder, forecasting persistency and forecasting the commission amounts likely to be received per policyholder. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying constraints.

On a quarterly basis, the Company re-estimates LTV at a cohort level for outstanding cohorts, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each cohort as compared to the original estimates. The difference between cash received for each cohort and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable. The Company analyzes these differences and, to the extent the Company believes differences in the estimates of the cash received are indicative of an increase or decrease to prior period LTVs, the Company will adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and six months ended June 30, 2020, the Company did not recognize any revenue adjustment related to prior period cohorts.

Other Revenue

Within the Company’s Medicare and IFP and Other segments, the Company provides trained licensed agents dedicated to carrier programs that assist in producing health insurance policies, typically prior to and during the annual enrollment period. The Company is compensated for the hours incurred on the carrier program at the time hours are incurred as well as performance-based enrollment fees relating to the Company enrolling individuals into health insurance plans. The Company recognizes revenue as control transfers over the term of the contract.

The Company recognizes revenue at a point in time resulting from the sale of leads to third parties and independent agents. The Company generates this revenue through the sale of leads sourced through its marketing efforts.

The Company provides certain customers access to its technology platform, where it charges for the implementation and monthly access to the software. This application allows carriers the use of the Company’s e-commerce platform to offer their own health insurance policies on their websites and agents to utilize the Company’s technology to power their online quoting, content and application submission processes. Typically, the Company is paid a one-time implementation fee, which it recognizes as control is transferred on a straight-line basis over the estimated term of the customer relationship (generally the initial term of the agreement), commencing once the technology is available for use by the third party.

Additionally, the Company earns development funds, based on delivering call volumes to certain insurance carriers. The Company recognizes revenue as control transfers over the term of the contract.

Disaggregation of Revenue

The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Commission revenue:
Medicare
Medicare Advantage	$87,626	$41,035	$186,917	$72,063
Medicare Supplement	1,965	3,594	4,154	6,988
Prescription Drug Plans	425	532	995	1,047

Total Medicare	90,016	45,161	192,066	80,098
Individual and Family Plan:
Fixed Indemnity	3,818	11,463	10,597	24,101
Short Term	1,524	1,006	3,302	2,060
Major Medical	52	170	238	330

Total Individual and Family Plan	5,394	12,639	14,137	26,491
Ancillary	952	1,920	2,259	4,006
Small Group	244	357	654	698

Total Commission Revenue	96,606	60,077	209,116	111,293
Other Revenue	30,451	14,434	58,951	32,308

Net Revenues	$127,057	$74,511	$268,067	$143,601

For the six months ended June 30, 2020, the Company recognized $14.6 million of revenue that was deferred as of December 31, 2019.

Seasonality

A greater number of the Company’s Medicare-related health insurance plans are sold in its fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, the Company’s Medicare plan-related commission revenue is typically highest in the Company’s fourth quarter.

The majority of the Company’s individual and family health insurance plans are sold in its fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and Affordable Care Act and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase individual and family health insurance outside of the open enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. As a result, the Company’s individual and family plan-related commission revenue is typically highest in the Company’s fourth quarter.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which amended the disclosure requirements under ASC 820. This update clarifies and unifies the disclosure of Level 3 fair value instruments. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted this standard on January 1, 2020, and the adoption did not have a material effect on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Per ASU 2019-08, issued November 2019, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on January 1, 2020, and the adoption did not have a material effect on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. Per ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, the guidance in ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Per ASU 2019-10, issued November 2019, the guidance is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

2. ACQUISITION

Acquisition of Norvax, LLC

On September 13, 2019, the Company acquired a 100% interest in Norvax, for $807.6 million in cash and $306.0 million in equity. In connection with the Acquisition, the Company also agreed to pay additional consideration of up to $275.0 million in additional Common and Senior Preferred Earnout Units, if Adjusted EBITDA, as defined in the terms of the acquisition agreement, exceeds certain thresholds for the period September 13, 2019 to December 31, 2019 and the year ended December 31, 2020 (“Earnout” or “contingent consideration”).

The elements of the purchase consideration are as follows:

Cash paid	$807,591
Fair value of Class A and B Common Units issued	306,000
Fair value of contingent consideration liability	172,000

Total consideration	$1,285,591

Contingent Consideration

The contingent consideration liability of $172.0 million represents the acquisition date fair value of the Earnout payments to Norvax’s selling shareholders and will be remeasured at each reporting date until settled. The contingent consideration will be settled in Common and Senior Preferred Earnout Units within 60 days of the issuance of the 2019 and 2020 audited financial statements. The Senior Preferred Earnout Units earn an annual coupon of 10.3% that provides for the accrual of additional units. Changes in the fair value of the contingent consideration are recognized in the consolidated statement of income (loss).

The full amount available relative to the 2019 target was earned as of December 31, 2019. On May 15, 2020, the contingent consideration related to the 2019 target of $200.0 million was settled with the issuance of 113,407,000 Class A Common Units, 48,644,750 Class B Common Units, and 100,000,000 Senior Preferred Earnout Units.

In connection with the IPO, the Company satisfied in full the Senior Preferred Earnout Units issued in connection with the 2019 Earnout through the use of proceeds raised in the IPO in the amount of $100.0 million. In addition, in connection with the IPO a significant shareholder assumed the liability associated with the 2020 Earnout. After the completion of the IPO, the full amount of the Company’s liabilities with respect to the 2019 and 2020 Earnouts accrued in connection with the Acquisition were settled.

Allocation of Preliminary Purchase Price

The preliminary allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the preliminary purchase price allocation are as follows:

Net working capital	$18,787
Commission receivable – non-current	113,565
Property and equipment	4,442
Other noncurrent assets	218
Other noncurrent liabilities	(963)
Trade names	83,000
Developed technology	496,000
Customer relationships	232,000
Goodwill	386,553
Deferred revenue	(3,283)
Commissions payable – non-current	(44,728)

Total consideration transferred	$1,285,591

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination and is primarily attributable to future growth and the assembled workforce.

3. BALANCE SHEET ACCOUNTS

Commissions Receivable

Commissions receivable activity is summarized as follows:

Successor
Six Months Ended June 30, 2020
Balance at December 31, 2019	$382,931
Commission revenue for the period	209,116
Cash receipts for the period	(150,407)

Balance at June 30, 2020	441,640
Less: Commissions receivable – current	74,044

Commissions receivable – non-current	$367,596

4. FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques the Company uses to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company classifies the inputs used to measure fair value into the following hierarchy:

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.

Level 3 Inputs	Unobservable inputs for the asset or liability.

Fair Value Measurements

The fair value of the acquired developed technology was estimated as of the acquisition date of September 13, 2019 and does not represent the fair value as of June 30, 2020. Such fair value was estimated using the multi-period excess earnings model. This method discounts the amount of excess cash flows generated by the asset. The fair value of the acquired trade names was estimated using the relief from-royalty method which required that the Company estimate hypothetical royalty payments that would be required over the economic life of the asset as if it were to be licensed instead of purchased. These payments were then discounted to their present value. Both developed technology and trade names represent a Level 3 measurement within the fair value hierarchy.

The fair value of the acquired customer relationships was estimated as of the acquisition date of September 13, 2019 and does not represent the fair value as of June 30, 2020. Such fair value was estimated using the distributor method under the income approach, which included Level 3 inputs such as revenue, attrition, margin and contributory asset charges.

The fair value of the contingent consideration liability was measured using a Monte Carlo simulation and is discounted using a rate that appropriately captures the risk associated with the obligation. The weighted average discount rate used to value the contingent consideration as of June 30, 2020 was approximately 8.5% and was based on an analysis of publicly traded peers. Expected volatility was estimated to be 45%, based on an analysis of publicly traded peers that ranged from approximately 9% to 72%. The contingent consideration was part of the acquisition consideration and will be remeasured at each reporting date until settled. The following table sets forth the changes to the fair value of the contingent consideration for the six months ended June 30, 2020.

Successor
Six Months Ended June 30, 2020
Balance at December 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700

Balance at June 30, 2020	$62,400

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, commissions receivable, accounts payable, accrued expenses, and commissions payable approximate fair value due to the short maturity of these instruments. Commissions receivable are recorded at constrained lifetime values. The carrying value of debt approximates fair value due to the variable nature of interest rates.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trademarks, are presented in the tables below:

	June 30, 2020 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$56,686	$439,314
Customer relationships	232,000	18,560	213,440

Total intangible assets subject to amortization	$728,000	$75,246	$652,754

Indefinite-lived trademarks			83,000

Total intangible assets			$735,754

	December 31, 2019 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$21,257	$474,743
Customer relationships	232,000	6,960	225,040

Total intangible assets subject to amortization	$728,000	$28,217	$699,783

Indefinite-lived trademarks			83,000

Total intangible assets			$782,783

There was no impairment of goodwill or intangible assets for the three or six months ended June 30, 2020.

6. LONG TERM DEBT

The Company’s long-term debt consisted of the following:

	Successor June 30, 2020	Successor December 31, 2019
Credit Facility	$414,458	$299,250
Less: unamortized debt discount and issuance costs	(13,053)	(8,017)

Total debt	401,405	291,233
Less: current portion	(4,170)	(3,000)

Total long-term debt	$397,235	$288,233

Successor

General

On September 13, 2019, in connection with the Acquisition, Norvax, or the Borrower, entered into a first lien credit agreement (the “Credit Agreement”) which provides for the following:

•	$300.0 million aggregate principal amount senior secured term loan facility, or the Term Loan Facility; and

•	$30.0 million aggregate principal amount senior secured revolving credit facility, or the Revolving Credit Facility.

On March 20, 2020, the Company entered into an amendment to the Credit Agreement, which provided $117.0 million of incremental term loans, or the “Incremental Term Loan Facility”. On March 23, 2020, the Company issued 6,666,667 Class B Common units to a lender that is party to the Company’s Credit Agreement for $10.0 million in proceeds.

On May 7, 2020, the Company entered into a second amendment to the Credit Agreement, which provided $20.0 million of incremental revolving credit, or the “Incremental Revolving Credit Facility”.

On June 11, 2020, the Company entered into a third amendment to the Credit Agreement, which provided $8.0 million of incremental revolving credit, or the “Incremental No. 3 Revolving Credit Facility.”

The Company collectively refers to the Term Loan Facility, the Revolving Credit Facility, the Incremental Term Loan Facility, the Incremental Revolving Credit Facility, and the Incremental No. 3 Revolving Credit Facility as the “Credit Facilities”.

The Company incurred $9.3 million, $6.0 million, $200 thousand and $80 thousand of debt issuance costs associated with the Term Loan Facility, the Incremental Term Loan Facility, the Incremental Revolving Credit Facility and the Incremental No. 3 Revolving Credit Facility, respectively, which are being amortized over the life of the debt to interest expense on a straight-line basis.

As of June 30, 2020, the Company had a principal amount of $297.8 million and $116.7 million outstanding on the Term Loan Facility and Incremental Term Loan Facility, respectively. The effective interest rate was 7.5% and 8.4% at June 30, 2020 and December 31, 2019, respectively. The Company had no amounts outstanding on the Revolving Credit Facility, Incremental Revolving Credit Facility, or Incremental No. 3 Revolving Credit Facility, which had a remaining capacity of $58.0 million in the aggregate as of June 30, 2020.

Interest Rates and Fees

Borrowings under the Credit Facilities are, at the option of the Borrower, either alternate base rate (“ABR”) loans or LIBOR loans. Term loans and revolving loans comprising each ABR borrowing under the Term Loan Facility accrue interest at the ABR plus an applicable rate of 5.50% per annum. Term loans and revolving loans comprising each LIBOR borrowing bear interest at the LIBOR plus an applicable rate of 6.50% per annum.

In addition to paying interest on the principal amounts outstanding under the Credit Facilities, the Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facility, Incremental Revolving Credit Facility, and Incremental No. 3 Revolving Credit Facility in respect of the unutilized commitments thereunder. The Borrower is also subject to customary letter of credit and agency fees.

Mandatory Prepayments

The Credit Agreement requires that the Borrower, following the end of each fiscal year, commencing with the fiscal year ending December 31, 2020, repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due.

The Credit Agreement requires the Borrower to repay amounts equal to 100% of the net cash proceeds of certain asset sales or other dispositions of property (including insurance and condemnation proceeds); provided, that, in the case of any prepayment events required in connection with certain dispositions and casualty events, if the net proceeds therefrom are invested (or committed to be invested) within 12 months after the receipt of such net proceeds, then no prepayment shall be required except to the extent such net proceeds have not been so invested (or committed to be invested) by the end of such 12-month period.

The Credit Agreement requires 100% of the net proceeds from the issuance or incurrence of certain indebtedness to be applied to prepay the term loans under the Term Loan Facility and the Incremental Term Loan Facility, except to the extent the indebtedness constitutes refinancing indebtedness.

Voluntary Prepayment

The Borrower may voluntarily prepay outstanding borrowings under the Credit Facilities at any time in whole or in part without premium or penalty; provided, that, with respect to voluntary prepayments of the Term Loan Facility and the Incremental Term Loan Facility and in certain other circumstances, the Borrower may have to pay a prepayment premium.

Amortization and Final Maturity

The Term Loan Facility and Incremental Term Loan Facility are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facility and Incremental Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025. Outstanding borrowings under the Revolving Credit Facility, the Incremental Revolving Credit Facility and the Incremental No. 3 Revolving Credit Facility do not amortize and are due and payable on September 13, 2024.

Guarantees and Security

The Borrower’s obligations under the Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries.

Covenants and Other Matters

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to:

•	incur indebtedness;

•	incur certain liens;

•	consolidate, merge or sell or otherwise dispose of assets;

•	make investments, loans, advances, guarantees and acquisitions;

•	pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;

•	enter into transactions with affiliates;

•	alter the business conducted by the Company and subsidiaries;

•	change their fiscal year; and

•	amend or modify governing documents.

In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of June 30, 2020.

The Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Credit Facilities will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and changes of control. Subject to certain limited exceptions, substantially all of the Company’s assets are restricted from distribution.

Predecessor

During 2019, Norvax had a senior secured revolving credit facility (the “Predecessor Credit Facility”) with The Huntington National Bank (formerly FirstMerit Bank N.A.). In connection with the Acquisition, this facility was paid off and retired. The Predecessor Credit Facility provided for borrowings up to a maximum of $16.0 million based upon 80% of eligible trade accounts receivable, plus 40% of certain earned enrollment/commission fees. Norvax paid a variable interest rate on borrowings equal to, at Norvax’s discretion, Prime minus 50 basis points or LIBOR plus 250 basis points. The Predecessor Credit Facility was collateralized by substantially all the assets of Norvax and was subject to certain financial covenants.

7. MEMBERS’ EQUITY

Successor

The GoHealth Holdings, LLC operating agreement (“Operating Agreement”) provides for the classes of units, allocation of profits and losses, and other member rights. The Operating Agreement allows for equity Preferred units (the “Preferred”) and Common units (the “Common”). Preferred units are divided into two classes: Senior Preferred Earnout Units, which are non-voting, and Preferred Units (“Preferred Unit”), which have voting rights. Common units are divided into two classes: Class A Common units (“Class A”), which have voting rights and Class B Common units (“Class B”), which are non-voting. Members of management will be issued profits interests (the “Profit Units,” and together with the Preferred units and the Common units, the “Units”) from an equity pool with an aggregate value equal to 10% of the Company’s fully diluted equity.

Voting Rights

Each Preferred Unit and Class A unit has equal voting rights. The Preferred Unit and Class A unit holders also elect the members of the board of managers of the Company based on the percentage of units held by such investor.

Liquidation Preference

Upon a liquidity event defined as: (a) sale or disposition of all or substantially all of the assets of the Company; or (b) the liquidation, dissolution or winding up of the Company; first, in connection with refinancing or repayment of debt, Senior Preferred Earnout Units, the ceiling of which is the face amount of the Senior Preferred Earnout Units; second, Preferred Unit holders up to 150% of their invested capital; third, to Common holders, up to 150% of their invested capital; fourth, to the Profit Unit holders, pro rata, with the residual to the Common holders, pro rata, up to 150% of their invested capital, inclusive of prior distributions; fifth, to the Profit Unit holders, pro rata, with the residual to all members until each has received an aggregate amount of additional capital contributions, less amounts previously distributed; sixth, to Preferred Unit, Common and Profit Unit holders until Preferred Unit holders have received a cumulative amount equal to 250% of their invested capital; seventh, to Common holders equal to $75.0 million; eighth, pro rata, 100% Common, 100% Profit units, and 90% Preferred Unit/10% Common until Preferred Unit holders have received 300% of their invested capital; ninth, Common holders equal to $75.0 million; tenth, pro rata, 100% Common, 100% Profit units, 85% Preferred Unit/15% Common until Preferred Unit holders receive 400% of their invested capital; and, eleventh, pro rata, 100% Common, 100% Profit units and 80% Preferred Unit/20% Common.

Right of First Offer

Following the fifth anniversary of the Closing, Common units will be freely transferable, subject to customary “prohibited transfer” restrictions and a right of first offer for the benefit of the Company, first, and any non-transferring Investors, second.

Predecessor

The Norvax operating agreement (“Norvax Operating Agreement”) provided for classes of units, allocation of profits and losses, distribution rights, and other member rights. The Norvax Operating Agreement allowed for equity units (Class A units and Class B units) and profits interests units (Class C units). Class A and Class B units had voting rights. Except for board of manager composition, any action taken by the Class A and Class B members required a majority of members holding the outstanding Class A and Class B units, voting together as a single class. Class C units were nonvoting and represented profit interests’ units and entailed no initial capital contribution. Members were limited in their liability to their capital contributions. Immediately prior to the Acquisition described in Note 2 – Acquisition, all Class B units converted to Class A units.

Distribution Rights

Class A and Class B unit holders were entitled to distributions on a pro-rata basis, as approved by the board of managers. To the extent that Norvax had available cash, it distributed to each Class A and Class B unit holder a tax distribution in an amount equal to the product of the aggregate total of all taxable income allocable to the members multiplied by the tax rate. The tax rate is 45% as set forth in the Norvax Operating Agreement.

Voting Rights

Each Class A and Class B unit had equal voting rights and preferences, except Norwest Equity partners (“NEP”) was granted authority to approve certain actions. The Class A and Class B unit holders also elected the members of the board of managers of Norvax.

Antidilution Rights

Class B units contained an antidilution feature that required an adjustment to the conversion ratio in the event of subsequent issuances of securities by Norvax at a price below the conversion price in effect immediately prior to each such issuance. The Class B conversion ratio could be adjusted in the event that grants of options or changes in option prices or conversion rates on convertible securities resulted in prices below the conversion price in effect immediately prior to each such grant or change.

Liquidation Preference

Upon a liquidity event defined as: (a) sale or disposition of all or substantially all of the assets of Norvax; (b) the liquidation, dissolution or winding up of Norvax; or (c) any consolidation or merger of Norvax in which the Class A and Class B unit holders owned less than 50% of the voting power of the outstanding securities immediately after the consolidation or merger, the Class B units are first to be paid proceeds at a liquidation amount of $10.00 per unit, and from time to time, was decreased by subtracting distributions (other than tax distributions) made in respect of Class B units.

Upon the occurrence of a Dissolution Event, Norvax continued solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and members. A Dissolution Event is an event by the order of a court pursuant to Section 18-802 of the Delaware Code or by action of the members with NEP’s approval. Net income, net losses, and other items of Norvax’s income, gain, loss, or deduction was to continue to be allocated in the manner provided in the Norvax Operating Agreement. In a Dissolution Event, Class B units received the liquidation preference specified above.

Involuntary Transfer Rights

Upon any involuntary transfer, Norvax had the first option, and the purchase option unit holders had the subsequent options, to purchase all or any portion of the units subject to the involuntary transfer.

Right of First Refusal

A unit holder could transfer, sell, or assign any Class A or Class B units in a permitted transfer, given that Norvax first had the option to purchase the units being transferred.

Class B Put Option

Class B units are classified as temporary equity as they were redeemable upon exercise of the Class B put option, which was outside of Norvax’s control, for cash at a put price equal to the greater of the Class B unit fair value or their original cost. Because the Class B units were redeemable, the Company was accreting the change up to the maximum redemption amount. The Company recorded accretion of $15.0 million and $130.0 million in the three and six months ended June 30, 2019, respectively. These amounts appear as Redeemable Class B unit accretion on the condensed consolidated statements of changes in members’ equity.

Immediately prior to the Acquisition described in Note 2 – Acquisition, Norvax adjusted NEP’s Redeemable Class B units to their full redemption amounts and were then converted to Class A units.

8. SHARE-BASED COMPENSATION PLANS

The following table summarizes share-based compensation expense by operating function for the three and six months ended June 30, 2020:

	Successor	Successor
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Marking and advertising	$61	$119
Customer care and enrollment	32	58
Technology	83	159
General and administrative	421	741

Total share-based compensation expense	$597	$1,077

Successor

Effective September 13, 2019 and in conjunction with the Acquisition, the Company authorized the grants of non-voting Profit Units. The Profits Units are issued by Blizzard Management Feeder, LLC, to employees on behalf of the Company. One-third of the Profit Units granted to each employee will vest in five equal installments on the first through fifth anniversaries of the date of grant, so long as the employee remains employed by the Company through the applicable vesting date (“Time-Vesting Units”). Two-thirds of the Profit Units granted to each individual will vest upon a liquidity event based on the extent to which the distributions received by the Preferred and the Common exceed their investment in the Company (“Performance-Vesting Units”).

Compensation expense for the Time-Vesting Units is recognized on a straight-line basis over the five-year requisite service period. Performance-Vesting Units contain market conditions and an implied performance condition, which results in compensation cost being recognized when the performance condition is considered probable of being satisfied. Performance-Vesting Units vest upon the achievement of a contingent exit event that is defined as a transaction in which the ultimate parent disposes of all or substantially all of its investment in the Company. Such an exit event is not considered probable until it consummates. As such, no share-based compensation expense has been recorded for the Performance-Vesting Units as of June 30, 2020.

In June 2020, the Company modified the terms of the Performance-Vesting Units such that the performance-vesting targets will be measured against the public offering price of the IPO. The completion of the IPO in July 2020 satisfied the implied performance condition and triggered an accelerated vesting of approximately 14,000,000 Performance-Vesting Units. The Company will record the related compensation expense in the third quarter of 2020 with a corresponding increase to additional paid-in capital.

The number of Profit Units eligible for issuance will equal, in the aggregate, approximately 10% of the fully diluted equity of the Company at the closing of the Acquisition. All Profit Units (i.e., issued at closing of the Acquisition or issued thereafter) will have the economic rights and entitlements in relation to other equity interests in the Company under the waterfall described in the Operating Agreement.

The Company granted 7,699,728 Profit Units in the six months ended June 30, 2020, of which 3,681,773 and 4,017,955 were Time-Vesting Units and Performance-Vesting Units, respectively.

Predecessor

Class C Incentive Plan

Norvax had a Class C Incentive Plan (the “Class C Plan”), which Norvax accounted for as a liability award. Class C units granted under the plan represented profit interests’ units and entailed no initial capital contribution. Class C units had no voting rights.

Incentive Share Plan

Norvax had an Incentive Share Plan, which Norvax accounted for as a liability award. The plan consisted of incentive share grants made to employees that provided for cash payments to participants upon the occurrence of a triggering event. Triggering events included a change in control or an employee’s involuntary termination without cause. In the event of a change in control, the triggering event value per share was the average per share purchase price of the common stock giving rise to such change in control. Cash payments were based on the difference between the triggering event value per share and the value per share on the grant date. In the event of an involuntary termination without cause, cash payments were calculated as the positive difference between the book value per share of Norvax’s stock on the date of the triggering event and the value per share on the grant date for each incentive share then triggered, as defined in the Incentive Share Plan.

On September 13, 2019, GoHealth Holdings, LLC acquired a 100% interest in Norvax. Per the Incentive Share Plan, a change in control triggering event occurred and employees granted incentive shares under this plan became eligible for cash payments and as a result, the Company recorded $13.1 million in incentive share expense for the year ended December 31, 2019.

9. PRO FORMA NET (LOSS) PER SHARE

Basic (loss) per share is computed by dividing net (loss) attributable to GoHealth, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted (loss) per share is computed giving effect to all potentially dilutive shares. Diluted (loss) per share for all periods presented is the same as basic (loss) per share as the inclusion of potentially issuable shares would be antidilutive.

For purposes of calculating (loss) per share for periods prior to the IPO, the Transactions were treated as a merger of entities under common control. Therefore, (loss) per share is retrospectively reflected as though these transactions had occurred as of the earliest period presented. For all periods prior to the IPO, historical net (loss) is allocated between the Class A stockholders and the non-controlling interest based on their respective share ownership. The weighted average shares of Class A common stock outstanding was based upon the number of the Company’s Class A common stock issued to the Blocker Shareholders directly prior to the consummation of the IPO, while the weighted average shares of Class B common stock outstanding for the non-controlling interest was based upon the LLC Units held by the Continuing Equity Owners directly prior to the consummation of the IPO. These calculations do not consider the 43,500,000 shares of Class A common stock sold or the 2,426,100 shares of Class A common stock issuable pursuant to stock options and 305,068 shares of Class A common stock issuable pursuant to restricted stock units, both of which would have a dilutive effect on the weighted-average shares of Class A common stock outstanding, in the IPO.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) per share of Class A common stock is as follows:

	Successor	Successor
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Numerator:
Net (loss)	$(22,867)	$(23,804)
Less: Net (loss) attributable to non-controlling interests	(20,005)	(20,825)

Net (loss) attributable to GoHealth, Inc.	$(2,862)	$(2,979)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	40,682,961	40,682,961
Effect of dilutive securities	—	—

Weighted-average shares of Class A common stock outstanding—diluted	40,682,961	40,682,961

Net (loss) per share of Class A common stock—basic and diluted	$(0.07)	$(0.07)

Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of (loss) per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect, the 284,396,355 shares of Class B common stock outstanding as of June 30, 2020 were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock

10. INCOME TAXES

The Company’s effective tax rate for the second quarter of 2020 and 2019 was 0.10% and 0.05%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of tax-exempt entity status.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company is party to various non-cancelable operating lease agreements for certain of the Company’s offices and data centers with lease periods expiring in 2030. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.

Legal Proceedings

From time to time, the Company is party to various litigation matters incidental to the conduct of its business. The Company is not presently party to any legal proceedings the resolution of which it believes would have a material adverse effect on its business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

12. RELATED-PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and six months ended June 30, 2020 and 2019, the Company made aggregate lease payments of $0.3 million, $0.6 million, $0.2 million, and $0.5 million, respectively, under these leases.

On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three and six months ended June 30, 2020, the Company recorded expense of $34 thousand and $0.8 million under this lease, respectively, all of which was unpaid and recorded as accounts payable in the condensed consolidated balance sheet as of June 30, 2020.

On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete and is not deemed to be the owner during the construction period. This lease agreement expires on May 11, 2030. The Company did not make any lease payments during the three and six months ended June 30, 2020 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.

13. OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS

Operating Segments

The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”) regularly reviews operating results, allocates resources and makes decisions regarding business operations. The performance measures of the segments include total revenue and profit (loss). The Company’s business structure is comprised of four operating and reportable segments: Medicare Internal, Medicare External, Individual and Family Plan and Other (“IFP and Other”) Internal, and IFP and Other External.

The following table presents summary results of the Company’s operating segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Revenues:
Medicare:
Internal channel	$87,201	$32,412	$182,488	$53,324
External channel	28,108	19,070	57,053	39,404

Total Medicare	115,309	51,482	239,541	92,728
Individual and Family Plan and Other:
Internal channel	7,019	12,340	15,651	26,780
External channel	4,729	10,689	12,875	24,093

Total Individual and Family Plan and Other	11,748	23,029	28,526	50,873

Total revenues	127,057	74,511	268,067	143,601
Segment profit (loss):
Medicare:
Internal channel	32,746	14,941	74,482	19,806
External channel	495	5,692	173	9,071

Total Medicare segment profit	33,241	20,633	74,655	28,877
Individual and Family Plan and Other:
Internal channel	(54)	(268)	427	612
External channel	130	107	642	1,370

Total Individual and Family Plan and Other segment profit (loss)	76	(161)	1,069	1,982

Total segment profit	33,317	20,472	75,724	30,859
Corporate expense	8,911	4,769	17,576	10,114
Change in fair value of contingent consideration liability	15,300	—	19,700	—
Amortization of intangible assets	23,514	—	47,029	—
Transaction costs	—	299	—	299
Interest expense	8,986	81	15,742	109
Other (income) expense	(505)	38	(495)	48

(Loss) income before income taxes	$(22,889)	$15,285	$(23,828)	$20,289

There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the three and six months ended June 30, 2020 and 2019 was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.

Significant Customers

Carriers representing 10% or more of the Company’s total revenue for the three and six months ended June 30, 2020 and 2019 are presented in the tables below:

	Three Months Ended June 30,
	Successor	Predecessor
	2020	2019
Humana	38%	32%
Anthem	32%	21%
United	10%	11%

	Six Months Ended June 30,
	Successor	Predecessor
	2020	2019
Humana	40%	30%
Anthem	32%	18%
United	8%	14%

14. SUBSEQUENT EVENTS

On July 17, 2020, GoHealth, Inc. completed its IPO of 43,500,000 shares of Class A common stock at a public offering price of $21.00 per share and received approximately $852.0 million in net proceeds, after deducting the underwriting discount and estimated offering expenses. GoHealth Inc. used the net proceeds to purchase 38,679,685 newly-issued LLC interests from GHH, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO, less the underwriting discount and estimated offering expenses. Immediately following the completion of the IPO and related organizational transactions, GoHealth Inc. held 84,182,961 LLC interests of GHH, LLC, representing an approximately 26.8% economic interest in GHH, LLC.

The Company used the net proceeds from the sale of LLC interests to GoHealth, Inc. (i) to partially redeem certain of the LLC interests held directly or indirectly by certain shareholders of the Company, (ii) to satisfy in full the 2019 Senior Preferred Earnout Units in the amount of $100.0 million, and (iii) for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statement in our final prospectus for our initial public offering, or IPO, filed with the Securities and Exchange Commission, or the SEC, on July 16, 2020 pursuant to Rule 424(b) under the Securities Act, or the Prospectus. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We are a leading health insurance marketplace whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance behavioral data to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically-integrated consumer acquisition platform and highly skilled and trained licensed agents, or agents, has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With over 10,000 Americans turning 65 years old every day and our track record of significant growth in net revenues in the Medicare space in the past five years, we believe we will continue to be one of the top choices for unbiased insurance advice to help navigate one of the most important purchasing decisions individuals make.

Business Segments

We have four operating segments: (i) Medicare—Internal, (ii) Medicare—External, (iii) Individual and Family Plans, or IFP and Other—Internal and (iv) IFP and Other—External. We organize the segments by product type, Medicare and IFP and Other, as well as by distribution channel, internal and external, as further described below. In addition, we separately report other expenses (classified as “Corporate expenses” in our financial statements), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments. The segment results provided herein may not be comparable to other companies. We refer to the Medicare—Internal and Medicare—External segments collectively as the “Medicare segments” and the IFP and Other—Internal and IFP and Other—External segments as the “IFP and Other segments.”

• Medicare—Internal. The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by carriers based on sales we generate, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners.

• Medicare—External. The Medicare—External segment relates to sales of products and plans under GoHealth’s carrier contracts using an independent, national network of agents or external agencies, which are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans and provide us with a means to earn a return on leads that otherwise may have not been addressed. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and SNPs. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.

• IFP and Other—Internal. The IFP and Other—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or DIY. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers based on sales we generate, as well as enrollment fees, and hourly fees and other fees for services performed for specific carriers and other partners.

• IFP and Other—External. The IFP and Other—External segment relates to sales of products and plans under GoHealth’s carrier contracts using external agencies, who use agents that are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans. We also sell consumer leads generated by us to external agencies. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.

The percentages of revenues and profit (loss) generated by each of our operating segments for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Percent of Revenues:
Medicare—Internal	68.6%	43.5%	68.1%	37.1%
Medicare—External	22.1%	25.6%	21.3%	27.4%
IFP and Other—Internal	5.5%	16.6%	5.8%	18.6%
IFP and Other—External	3.7%	14.3%	4.8%	16.8%

Total	100.0%	100.0%	100.0%	100.0%

Percent of Profit (Loss):
Medicare—Internal	98.3%	73.0%	98.3%	64.2%
Medicare—External	1.5%	27.8%	0.2%	29.4%
IFP and Other—Internal	(0.2)%	(1.3)%	0.6%	2.0%
IFP and Other—External	0.4%	0.5%	0.8%	4.4%

Total	100%	100.0%	100.0%	100.0%

The Transactions

The historical results of operations discussed in this section are those of GoHealth Holdings, LLC prior to the completion of the Transactions, including the IPO, and do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.

Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s consolidated financial statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of July 15, 2020, public investors collectively own 51.7% of our outstanding Class A common stock, consisting of 43,500,000 shares of Class A common stock. As of July 15, 2020 GoHealth, Inc. owns 84,182,961 LLC Interests, representing 26.8% of the LLC Interests and the Founders collectively own 96,885,138 LLC Interests, representing 30.9% of the LLC Interests. Accordingly, as of July 15, 2020, net income (loss) attributable to non-controlling interests represents 73.2% of the income (loss) before income tax benefit (expense) of GoHealth, Inc. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.

GoHealth, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of GoHealth Holdings, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our status as a public company, plus payment obligations under the Tax Receivable Agreement, which could be significant. We intend to cause GoHealth Holdings, LLC to make distributions to us in an amount sufficient to allow us to pay these expenses and fund any payments due under the Tax Receivable Agreement.

Response to COVID-19

With social distancing measures having been implemented to curtail the spread of COVID-19, we successfully transitioned our agents and other employees to a work from home working environment. We believe the investments we have made in our technology infrastructure have allowed for a seamless transition to a remote working environment without any material impacts to our business, highlighting the resilience of our business. We believe that a business like ours is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality and social distancing requirements push consumers to conduct business remotely, while the underlying demand dynamics for our core products remain unchanged. Additionally, because of our remote agent platform, we believe agents will continue to be attracted to our commission-based agent compensation model and the stable and attractive source of income it can provide, thereby allowing us to continue to retain and recruit agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.

As a result of the COVID-19 pandemic, we have fully transitioned our existing agents in Chicago, Salt Lake City and Charlotte to work from home, and have since opened four new virtual sites in Tampa, Columbus, Phoenix and Dallas. These locations were selected because of the depth of available licensed sales talent and our ability to work closely with state regulators and their vendors to expedite the licensing process for new agents and resolve delays related to the COVID-19 pandemic.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business—The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.”

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth the components of our results of operations for the three months ended June 30, 2020 and 2019:

	Successor		Predecessor
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in thousands, except percentages)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	$ Change	% Change
Net revenues:
Commission	$96,606	76.0%	$60,077	80.6%	$36,529	60.8%
Other	30,451	24.0%	14,434	19.4%	16,017	111.0%

Net revenues	127,057	100.0%	74,511	100.0%	52,546	70.5%
Operating expenses:
Cost of revenue	36,559	28.8%	26,561	35.6%	9,998	37.6%
Marketing and advertising	21,634	17.0%	5,026	6.7%	16,608	330.4%
Customer care and enrollment	28,394	22.3%	15,814	21.2%	12,580	79.5%
Technology	5,705	4.5%	4,301	5.8%	1,404	32.6%
General and administrative	10,359	8.2%	7,106	9.5%	3,253	45.8%
Change in fair value of contingent consideration liability	15,300	12.0%	—	—	15,300	NM
Amortization of intangible assets	23,514	18.5%	—	—	23,514	NM
Transaction costs	—	—	299	0.4%	(299)	(100.0)%

Total operating expenses	141,465	111.3%	59,107	79.3%	82,358	139.3%

(Loss) income from operations	(14,408)	(11.3)%	15,404	20.7%	(29,812)	(193.5)%
Interest expense	8,986	7.1%	81	0.1%	8,905	NM
Other (income) expense	(505)	(0.4)%	38	0.1%	(543)	NM

(Loss) income before income tax expense	(22,889)	(18.0)%	15,285	20.5%	(38,174)	(249.7)%
Income tax (benefit) expense	(22)	0.0%	9	0.0%	(31)	(344.4)%

Net (loss) income	$(22,867)	(18.0)%	$15,276	20.5%	$(38,143)	(249.7)%

Non-GAAP Financial Measures:
EBITDA	$10,615		$16,871		$(6,256)	(37.1)%
Adjusted EBITDA	$26,936		$17,269		$9,667	56.0%
Adjusted EBITDA margin	21. 2%		23.2%

*	NM indicates that the percentage is not meaningful.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense, or EBITDA; Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor its results of operations.

Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation, change in fair value of earnout liability, Centerbridge Acquisition costs, severance costs and incremental organizational costs in connection with the IPO. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure, net income (loss), are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

The reconciliations of GAAP net (loss) income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2020 and 2019 are as follows:

(in thousands)	Three Months Ended June 30,
	Successor	Predecessor
	2020	2019
Net revenues	$127,057	$74,511

Net (loss) income	$(22,867)	$15,276
Interest expense	8,986	81
Income tax (benefit) expense	(22)	9
Depreciation and amortization expense	24,518	1,505

EBITDA	10,615	16,871
Share-based compensation expense(1)	597	—
Change in fair value of contingent consideration liability(2)	15,300	—
Centerbridge Acquisition costs(3)	—	299
IPO transaction costs(4)	424	—
Severance costs(5)	—	99

Adjusted EBITDA	$26,936	$17,269

Adjusted EBITDA margin	21.2%	23.2%

(1)	Represents non-cash share-based compensation expense in connection with profits interests.
(2)	Represents the change in fair value of the earnout liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(3)	Represents legal, accounting, consulting, and other costs related to the Centerbridge Acquisition.
(4)	Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(5)	Represents costs associated with the termination of employment.

Net Revenues

Commission Revenues

Commission revenues were $96.6 million for the three months ended June 30, 2020 compared to $60.1 million for the three months ended June 30, 2019, an increase of 60.8%, which was primarily attributable to increases in commission revenues from (i) the Medicare—Internal segment of $33.2 million driven by a 106.2% increase in Medicare commissionable Approved Submissions due to the implementation of new marketing strategies to generate a greater number of prospects, an improvement in the efficiency of our agents driven by improvements in our technology, and the hiring of additional agents and (ii) the Medicare—External segment of $11.7 million driven by a 57.6% increase in Medicare commissionable Approved Submissions due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Other Revenues

Other revenues were $30.5 million for the three months ended June 30, 2020 compared to $14.4 million for the three months ended June 30, 2019, an increase of 111.0%, which was primarily attributable to an increase of $21.6 million due to the expansion of carrier-specific sponsorships and programs in our Medicare—Internal segment. The increase was partially offset by a decline in consumer lead sales to external third parties in the IFP and Other—External segment and the Medicare—External segment that totaled $5.1 million, as we strategically shifted to generating consumer leads in the internal channels.

See further analysis in “—Segment Information” below.

Operating Expenses

Cost of Revenue

Cost of revenue was $36.6 million for the three months ended June 30, 2020 compared to $26.6 million for the three months ended June 30, 2019, an increase of 37.6%. The increase was primarily due to a 57.6% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

Marketing and Advertising

Marketing and advertising expense was $21.6 million for the three months ended June 30, 2020 compared to $5.0 million for the three months ended June 30, 2019, an increase of 330.4%. The increase was primarily due to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 106.2% increase in commissionable Approved Submissions in the Medicare—Internal segment.

Customer Care and Enrollment

Customer care and enrollment expense was $28.4 million for the three months ended June 30, 2020 compared to $15.8 million for the three months ended June 30, 2019, an increase of 79.5%. The increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment in order to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions. As of June 30, 2020, we had 1,170 full time equivalent agents compared to 324 full time equivalent agents as of June 30, 2019.

Technology

Technology expense was $5.7 million for the three months ended June 30, 2020 compared to $4.3 million for the three months ended June 30, 2019, an increase of 32.6%. The increase was primarily due to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare-Internal segment.

General and Administrative

General and administrative expense was $10.4 million for the three months ended June 30, 2020 compared to $7.1 million for the three months ended June 30, 2019, an increase of 45.8%. The increase was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support the growth of the business.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability was $15.3 million for the three months ended June 30, 2020 and relates to the earnout liability incurred in connection with the Centerbridge Acquisition, in which we agreed to pay additional consideration if certain financial targets are achieved. We had no earnout liability for the three months ended June 30, 2019.

Amortization of Intangible Assets

Amortization of intangible assets expense was $23.5 million for the three months ended June 30, 2020 and relates to the amortization of developed technology and customer relationships that were recognized as part of the purchase price allocation at the date of the Centerbridge Acquisition. There was no amortization of intangible assets expense for the three months ended June 30, 2019.

Interest Expense

Interest expense was $9.0 million for the three months ended June 30, 2020 compared to $81 thousand for the three months ended June 30, 2019. The increase was due to additional debt outstanding on our Credit Facilities in connection with the Centerbridge Acquisition.

Adjusted EBITDA

Adjusted EBITDA was $26.9 million for the three months ended June 30, 2020 compared to $17.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase in commission revenues in the Medicare segments as described above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth the components of our results of operations for the six months ended June 30, 2020 and 2019:

	Successor		Predecessor
	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(in thousands, except percentages)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	$ Change	% Change
Net revenues:
Commission	$209,116	78.0%	$111,293	77.5%	$97,823	87.9%
Other	58,951	22.0%	32,308	22.5%	26,643	82.5%

Net revenues	268,067	100.0%	143,601	100.0%	124,466	86.7%
Operating expenses:
Cost of revenue	78,693	29.4%	54,113	37.7%	24,580	45.4%
Marketing and advertising	47,708	17.8%	16,437	11.4%	31,271	190.2%
Customer care and enrollment	52,371	19.5%	29,753	20.7%	22,618	76.0%
Technology	10,298	3.8%	8,457	5.9%	1,841	21.8%
General and administrative	20,849	7.8%	14,096	9.8%	6,753	47.9%
Change in fair value of contingent consideration liability	19,700	7.3%	—	—	19,700	NM
Amortization of intangible assets	47,029	17.5%	—	—	47,029	NM
Transaction costs	—	—	299	0.2%	(299)	(100.0)%

Total operating expenses	276,648	103.2%	123,155	85.8%	153,493	124.6%

(Loss) income from operations	(8,581)	(3.2)%	20,446	14.2%	(29,027)	(142.0)%
Interest expense	15,742	5.9%	109	0.1%	15,633	NM
Other (income) expense	(495)	(0.2)%	48	0.0%	(543)	NM

(Loss) income before income tax expense	(23,828)	(8.9)%	20,289	14.1%	(44,117)	(217.4)%
Income tax (benefit) expense	(24)	0.0%	11	0.0%	(35)	(318.2)%

Net (loss) income	$(23,804)	(8.9)%	$20,278	14.1%	$(44,082)	(217.4)%

Non-GAAP Financial Measures:
EBITDA	$40,579		$23,441		$17,138	73.1%
Adjusted EBITDA	$61,857		$24,405		$37,452	153.5%
Adjusted EBITDA margin	23.1%		17.0%

*	NM indicates that the percentage is not meaningful.

The reconciliations of GAAP net (loss) income to EBITDA and Adjusted EBITDA for the six months ended June 30, 2020 and 2019 are as follows:

(in thousands)	Six Months Ended June 30,
	Successor	Predecessor
	2020	2019
Net revenues	$268,067	$143,601

Net (loss) income	$(23,804)	$20,278
Interest expense	15,742	109
Income tax (benefit) expense	(24)	11
Depreciation and amortization expense	48,665	3,043

EBITDA	40,579	23,441
Share-based compensation expense(1)	1,077	—
Change in fair value of contingent consideration liability(2)	19,700	—
Centerbridge Acquisition costs(3)	—	299
IPO transaction costs(4)	424	—
Severance costs(5)	77	665

Adjusted EBITDA	$61,857	$24,405

Adjusted EBITDA margin	23.1%	17.0%

(1)	Represents non-cash share-based compensation expense in connection with profits interests.
(2)	Represents the change in fair value of the earnout liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(3)	Represents legal, accounting, consulting, and other costs related to the Centerbridge Acquisition.
(4)	Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(5)	Represents costs associated with the termination of employment.

Net Revenues

Commission Revenues

Commission revenues were $209.1 million for the six months ended June 30, 2020 compared to $111.3 million for the six months ended June 30, 2019, an increase of 87.9%, which was primarily attributable to increases in commission revenue from (i) the Medicare—Internal segment driven by a 179.4% increase in Medicare commissionable Approved Submissions due to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects and (ii) the Medicare—External segment driven by a 63.3% increase in commissionable Approved Submissions due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Other Revenues

Other revenues were $59.0 million for the six months ended June 30, 2020 compared to $32.3 million for the six months ended June 30, 2019, an increase of 82.5%, which was primarily attributable to an increase of $41.6 million due to the expansion of carrier-specific sponsorships and programs in our Medicare—Internal segment. The increase was partially offset by a decline in consumer lead sales to external third parties in our IFP and Other—External Segment and the Medicare—External segment that totaled $14.1 million, as we strategically shifted to generating consumer leads in the internal channels.

See further analysis in “—Segment Information” below.

Operating Expenses

Cost of Revenue

Cost of revenue was $78.7 million for the six months ended June 30, 2020 compared to $54.1 million for the six months ended June 30, 2019, an increase of 45.4%. The increase was primarily due to a 63.3% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

Marketing and Advertising

Marketing and advertising expense was $47.7 million for the six months ended June 30, 2020 compared to $16.4 million for the six months ended June 30, 2019, an increase of 190.2%. The increase was primarily due to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 179.4% increase in Medicare—Internal commissionable Approved Submissions.

Customer Care and Enrollment

Customer care and enrollment expense was $52.4 million for the six months ended June 30, 2020 compared to $29.8 million for the six months ended June 30, 2019, an increase of 76.0%. The increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment in order to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions. As of June 30, 2020, we had 1,170 full time equivalent agents compared to 324 full time equivalent agents as of June 30, 2019.

Technology

Technology expense was $10.3 million for the six months ended June 30, 2020 compared to $8.5 million for the six months ended June 30, 2019, an increase of 21.8%. The increase was primarily due to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare-Internal segment.

General and Administrative

General and administrative expense was $20.8 million for the six months ended June 30, 2020 compared to $14.1 million for the six months ended June 30, 2019, an increase of 47.9%. The increase was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support the growth of the business.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability was $19.7 million for the six months ended June 30, 2020 and relates to the earnout liability incurred in connection with the Centerbridge Acquisition, in which we agreed to pay additional consideration if certain financial targets are achieved. We had no earnout liability for the six months ended June 30, 2019.

Amortization of Intangible Assets

Amortization of intangible assets expense was $47.0 million for the six months ended June 30, 2020 and relates to the amortization of developed technology and customer relationships that were recognized as part of the purchase price allocation at the date of the Centerbridge Acquisition. There was no amortization of intangible assets expense for the six months ended June 30, 2019.

Interest Expense

Interest expense was $15.7 million for the six months ended June 30, 2020 compared to $0.1 million for the six months ended June 30, 2019. The increase was due to additional debt outstanding on the Credit Facilities in connection with the Centerbridge Acquisition.

Adjusted EBITDA

Adjusted EBITDA was $61.9 million for the six months ended June 30, 2020 compared to $24.4 million for the six months ended June 30, 2019. The increase was primarily due to an increase in commission revenues in the Medicare segments as described above.

Segment Information

Our operating segments have been determined in accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting. We have four operating segments: Medicare—Internal, Medicare—External, IFP and Other—Internal, and IFP and Other—External. In addition, we separately report other expenses (classified as “Corporate expense” in the following table), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments, as they are not the responsibility of segment operating management. The segment measurements provided to and evaluated by the chief operating decision maker are described in the notes to the interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Successor		Predecessor
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in thousands, except percentages)	Dollars	% of Total Revenues	Dollars	% of Total Revenues	$ Change	% Change
Net revenues:
Medicare—Internal	$87,201	68.6%	$32,412	43.5%	$54,789	169.0%
Medicare—External	28,108	22.1%	19,070	25.6%	9,038	47.4%
IFP and Other—Internal	7,019	5.5%	12,340	16.6%	(5,321)	(43.1)%
IFP and Other—External	4,729	3.7%	10,689	14.3%	(5,960)	(55.8)%

Total revenues	127,057	100.0%	74,511	100.0%	52,546	70.5%
Segment profit:
Medicare—Internal	32,746	25.8%	14,941	20.1%	17,805	119.2%
Medicare—External	495	0.4%	5,692	7.6%	(5,197)	(91.3)%
IFP and Other—Internal	(54)	0.0%	(268)	(0.4)%	214	(79.9)%
IFP and Other—External	130	0.1%	107	0.1%	23	21.5%

Total segment profit	33,317	26.2%	20,472	27.5%	12,845	62.7%
Corporate expense	8,911	7.0%	4,769	6.4%	4,142	86.8%
Change in fair value of contingent consideration liability	15,300	12.0%	—	—	15,300	NM
Amortization of intangible assets	23,514	18.5%	—	—	23,514	NM
Transaction costs	—	—	299	0.4%	(299)	NM
Interest expense	8,986	7.1%	81	0.1%	8,905	NM
Other (income) expense	(505)	(0.4)%	38	0.1%	(543)	NM

(Loss) income before income taxes	$(22,889)	(18.0)%	$15,285	20.5%	$(38,174)	(249.7)%

*	NM indicates that the percentage is not meaningful.

Net Revenues

Net revenues for the Medicare—Internal segment were $87.2 million for the three months ended June 30, 2020 compared to $32.4 million for the three months ended June 30, 2019, which was primarily driven by the hiring of additional agents and the increased utilization and efficiency of our agents, which contributed to a 106.2% increase in commissionable Approved Submissions. As of June 30, 2020, we had 1,170 full time equivalent agents compared to 324 full time equivalent agents as of June 30, 2019. In addition to increasing our agent count, we were able to increase the efficiency of our agents due to improvements in our technology. Net revenues also increased in this segment due to the implementation of new marketing strategies to generate a greater number of qualified prospects and due to an increase in non-commission revenues. Net revenues for the Medicare—External segment were $28.1 million for the three months ended June 30, 2020 compared to $19.1 million for the three months ended June 30, 2019, which was primarily driven by a 57.6% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Net revenues for the IFP and Other—Internal segment were $7.0 million for the three months ended June 30, 2020 compared to $12.3 million for the three months ended June 30, 2019. Net revenues for the IFP and Other—External segment were $4.7 million for the three months ended June 30, 2020 compared to $10.7 million for the three months ended June 30, 2019. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold within the IFP and Other segments.

Segment Profit

Segment profit is calculated as total revenue for the applicable segment less direct and allocated cost of revenue, marketing and advertising, customer care and enrollment, technology and general and administrative operating expenses, excluding change in fair value of contingent consideration liability, amortization of intangibles assets, share-based compensation, transaction costs, interest expense, and other expense (income).

Segment profit for the Medicare—Internal segment was $32.7 million for the three months ended June 30, 2020 compared to $14.9 million for the three months ended June 30, 2019. The increase was primarily driven by the increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more consumer leads into customers and (ii) an expansion of the diversity and breadth of our omni-channel marketing efforts, which enabled the acquisition of higher quality prospects.

Segment profit for the Medicare—External segment was $0.5 million for the three months ended June 30, 2020 compared to $5.7 million for the three months ended June 30, 2019. The decrease was primarily driven by a 57.6% increase in commissionable Approved Submissions in the Medicare—External segment and agreements with external agents and other partners that had a higher revenue-sharing percentage as compared to prior agreements.

Segment loss for the IFP and Other—Internal segment was $0.1 million for the three months ended June 30, 2020 compared to segment loss of $0.3 million for the three months ended June 30, 2019. The decrease in segment loss was primarily driven by a change in product mix sold by agents for IFP and Other plans and improved marketing efficiencies.

Segment profit for the IFP and Other—External segment was $0.1 million for both the three months ended June 30, 2020 and the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Successor		Predecessor
	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(in thousands, except percentages)	Dollars	% of Total Revenues	Dollars	% of Total Revenues	$ Change	% Change
Net revenues:
Medicare—Internal	$182,488	68.1%	$53,324	37.1%	$129,164	242.2%
Medicare—External	57,053	21.3%	39,404	27.4%	17,649	44.8%
IFP and Other—Internal	15,651	5.8%	26,780	18.6%	(11,129)	(41.6)%
IFP and Other—External	12,875	4.8%	24,093	16.8%	(11,218)	(46.6)%

Total revenues	268,067	100.0%	143,601	100.0%	124,466	86.7%
Segment profit:
Medicare—Internal	74,482	27.8%	19,806	13.8%	54,176	276.1%
Medicare—External	173	0.1%	9,071	6.3%	(8,898)	(98.1)%
IFP and Other—Internal	427	0.2%	612	0.4%	(185)	(30.2)%
IFP and Other—External	642	0.2%	1,370	1.0%	(728)	(53.1)%

Total segment profit	75,724	28.2%	30,859	21.5%	44,865	145.4%
Corporate expense	17,576	6.6%	10,114	7.0%	7,462	73.8%
Change in fair value of contingent consideration liability	19,700	7.3%	—	—	19,700	NM
Amortization of intangible assets	47,029	17.5%	—	—	47,029	NM
Transaction Costs	—	—	299	0.2%	(299)	NM
Interest expense	15,742	5.9%	109	0.1%	15,633	NM
Other (income) expense	(495)	(0.2)%	48	0.0%	543	NM

(Loss) income before income taxes	$(23,828)	(8.9)%	$20,289	14.1%	$(44,117)	(217.4)%

* NM indicates that the percentage is not meaningful.

Net Revenues

Net revenues for the Medicare—Internal segment were $182.5 million for the six months ended June 30, 2020 compared to $53.3 million for the six months ended June 30, 2019, which was primarily driven by the hiring of additional agents and the increased utilization and efficiency of our agents, which contributed to a 179.4% increase in commissionable Approved Submissions. As of June 30, 2020, we had 1,170 full time equivalent agents compared to 324 full time equivalent agents as of June 30, 2019. In addition to increasing our agent count, we were able to increase the efficiency of our agents due to improvements in our technology. Net revenues also increased in this segment due to the implementation of new marketing strategies to generate a greater number of qualified prospects and due to an increase in non-commission revenues. Net revenues for the Medicare—External segment were $57.1 million for the six months ended June 30, 2020 compared to $39.4 million for the six months ended June 30, 2019, which was primarily driven by a 63.3% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Net revenues for the IFP and Other—Internal segment were $15.7 million for the six months ended June 30, 2020 compared to $26.8 million for the six months ended June 30, 2019. Net revenues for the IFP and Other—External segment were $12.9 million for the six months ended June 30, 2020 compared to $24.1 million for the six months ended June 30, 2019. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold within the IFP and Other segments.

Segment Profit

Segment profit for the Medicare—Internal segment was $74.5 million for the six months ended June 30, 2020 compared to $19.8 million for the six months ended June 30, 2019. The increase was primarily driven by the increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies and (ii) improved marketing efficiencies driven by our rapid test-and-learn approach across our marketing channels, as well as an expansion of the diversity and breadth of our omni-channel marketing efforts, which together enabled the acquisition of higher quality prospects.

Segment profit for the Medicare—External segment was $0.2 million for the six months ended June 30, 2020 compared to $9.1 million for the six months ended June 30, 2019. The decrease was primarily driven by a 63.3% increase in commissionable Approved Submissions in the Medicare—External segment and agreements with external agents and other partners that had a higher revenue-sharing percentage as compared to prior agreements.

Segment profit for the IFP and Other—Internal segment was $0.4 million for the six months ended June 30, 2020 compared to $0.6 million for the six months ended June 30, 2019. The decrease was primarily driven by a change in product mix sold by agents for IFP and Other plans.

Segment profit for the IFP and Other—External segment was $0.6 million for the six months ended June 30, 2020 compared to $1.4 million for the six months ended June 30, 2019. The decrease was driven by a change in product mix sold by external agencies.

Key Business and Operating Metrics by Segment

In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis.

Medicare Segments

Lifetime Value of Commissions per Consumer Acquisition Cost

Lifetime value of commissions per consumer acquisition cost, or LTV/CAC, represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, or LTV, divided by (ii) the cost to convert a qualified prospect into a Submitted Policy (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less other revenue and is presented on a per commissionable Approved Submission basis. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and insurance carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV.”

The LTV/CAC for the Medicare—Internal segment decreased to 2.6x (with a CAC of $23.8 million) for the three months ended June 30, 2020 compared to 2.9x (with a CAC of $9.9 million) for the three months ended June 30, 2019. The decrease in LTV/CAC is attributable to the Company scaling up its production to drive approximately 2.7x revenue growth in the Medicare—Internal segment period over period, as well as the hiring of additional agents to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions and to prepare for the upcoming annual enrollment period in the fourth quarter. As of June 30, 2020, we had 1,170 full time equivalent agents compared to 324 full time equivalent agents as of June 30, 2019.

The LTV/CAC for the Medicare—Internal segment increased to 2.7x (with a CAC of $50.5 million) for the six months ended June 30, 2020 compared to 2.3x (with a CAC of $20.0 million) for the six months ended June 30, 2019. The increase in LTV/CAC is attributable to a decrease in CAC per commissionable Approved Submission due to improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies. Improved marketing efficiencies driven by our rapid test-and-learn approach across our marketing channels and expansion of the diversity and breadth of our omni-channel marketing efforts also contributed to an increase in LTV/CAC by enabling the acquisition of higher quality prospects at a lower effective cost per submission.

Submitted Policies

Submitted Policies represent completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

The following table presents the number of Submitted Policies by product for the Medicare segments for the three and six months ended June 30, 2020 and 2019, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Medicare Advantage	99,078	47,039	216,413	83,095
Medicare Supplement	2,248	4,260	4,919	8,114
Prescription Drug Plans	1,969	2,766	4,431	5,458

Total Medicare—Commissionable	103,295	54,065	225,763	96,667

Medicare Advantage	7,407	1,404	14,334	1,902
Medicare Supplement	1,734	260	3,546	416
Prescription Drug Plans	955	109	1,753	136

Total Medicare—Non Commissionable	10,096	1,773	19,633	2,454

Total Medicare Submitted Policies	113,391	55,838	245,396	99,121

Total Medicare Submitted Policies increased by 103.1% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is attributable to the same factors that contributed to the increase from the six months ended June 30, 2019 to the six months ended June 30, 2020, as described below.

Total Medicare Submitted Policies increased by 147.6% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is attributable to improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects, along with increased efficiency of our agents. Agent efficiency increased due to the implementation of more efficient marketing strategies and improvements in our LeadScore and call-routing technologies, which allowed our agents to increase the number of qualified prospects they are able to talk to and improve the rate at which a qualified prospect converts to a Submitted Policy. Additionally, the expansion of our facilities to accommodate additional agents and the hiring of additional agents also contributed to the increase in Submitted Policies. As of June 30, 2020, we had 1,170 full time equivalent agents compared to 324 full time equivalent agents as of June 30, 2019 in the Medicare—Internal segment. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Approved Submissions

Approved Submissions represent Submitted Policies approved by carriers for the identified product during the indicated period. Not all Approved Submissions will go in force, as some individuals we enroll may not ultimately pay their insurance premiums or may switch out of a policy within the disenrollment period during the first 90 days of the policy. In general, the relationship between Submitted Policies and Approved Submissions has been steady over time. Therefore, factors impacting the number of Submitted Policies also impact the number of Approved Submissions.

The following tables present the number of Approved Submissions by product relating to commissionable policies for each of the Medicare segments for the three and six months ended June 30, 2020 and 2019. Only commissionable policies are used to calculate our LTV.

Medicare—Internal

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Medicare Advantage	67,818	30,814	151,426	50,274
Medicare Supplement	465	1,185	1,287	2,254
Prescription Drug Plans	1,571	1,882	3,745	3,467

Medicare—Internal Commissionable Approved Submissions	69,854	33,881	156,458	55,995

Medicare—Internal commissionable Approved Submissions increased by 106.2% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was attributable to the same factors that contributed to the increase from the six months ended June 30, 2019 to the six months ended June 30, 2020, as described below.

Medicare—Internal commissionable Approved Submissions increased by 179.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in Medicare—Internal commissionable Approved Submissions was attributable to the hiring of additional agents (including the expansion of our facilities to accommodate additional agents), the increased efficiency of our agents due to technology improvements and improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects.

Medicare—External

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Medicare Advantage	28,979	16,176	61,266	32,790
Medicare Supplement	1,633	2,615	3,191	5,213
Prescription Drug Plans	405	884	854	1,991

Medicare—External Commissionable Approved Submissions	31,017	19,675	65,311	39,994

Medicare—External commissionable Approved Submissions increased by 57.6% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in Medicare—External commissionable Approved Submissions was attributable to the same factors that contributed to the increase from the six months ended June 30, 2019 to the six months ended June 30, 2020, as described below.

Medicare—External commissionable Approved Submissions increased by 63.3% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.

Lifetime Value of Commissions per Approved Submission

Lifetime value of commissions per commissionable Approved Submission, or LTV per Approved Submission, represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, divided by (ii) the number of commissionable Approved Submissions for such period. LTV per Approved Submission is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions per commissionable Approved Submissions. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. LTV per Approved Submission represents commissions only from policies sold during the period, but excludes policies originally submitted in prior periods.

The following table presents the LTV per Approved Submission by product for the Medicare segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Medicare Advantage	$905	$873	$879	$868
Medicare Supplement	$937	$946	$928	$936
Prescription Drug Plans	$215	$192	$216	$192

LTV per Approved Submission for Medicare Advantage increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in CMS-approved commission rates and a more diverse carrier base allowing us to offer more products and plans that could satisfy a diverse range of needs contributing to more long-term customer satisfaction with their policy. LTV per Approved Submission for Medicare Supplement decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as changes in carrier mix were offset by decreases in the estimates of plan persistency. LTV per Approved Submission for prescription drug plans increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to improved persistency rates and carrier mix shifts.

LTV per Approved Submission for Medicare Advantage increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in CMS-approved commission rates and a more diverse carrier base allowing us to offer more products and plans that contributed to more long-term customer satisfaction, slightly offset by a variance in carrier mix. LTV per Approved Submission for Medicare Supplement decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to changes in carrier mix and decreases in the estimates of plan persistency. LTV per Approved Submission for prescription drug plans increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to improved persistency rates and carrier mix shifts.

IFP and Other Segments

Submitted Policies

Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

Total Submitted Policies for the IFP and Other segments decreased by 50.3% to 26,718 for the three months ended June 30, 2020 compared to 53,752 for the three months ended June 30, 2019 due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of IFP and Other.

Total Submitted Policies for the IFP and Other segments decreased by 41.4% to 63,053 for the six months ended June 30, 2020 compared to 107,638 for the six months ended June 30, 2019 due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of IFP and Other.

Liquidity and Capital Resources

Overview

Our liquidity needs primarily include working capital and debt service requirements. As of June 30, 2020, cash and cash equivalents totaled $118.4 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500,000 shares of common stock at the IPO price of $21.00, and generating net proceeds of approximately $852.0 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Aggregate Revolving Credit Facility, as described further below, portion of the Credit Facilities. As of June 30, 2020, we had no amounts outstanding under the Aggregate Revolving Credit Facility and had a remaining capacity of $58.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.

The following table presents a summary of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	Successor	Predecessor
(in thousands)	2020	2019
Net cash (used in) provided by operating activities	$(4,169)	$12,979
Net cash used in investing activities	$(7,764)	$(4,783)
Net cash provided by (used in) financing activities	$117,900	$(4,856)

Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; change in the fair value of contingent consideration and internally developed software and the effect of changes in working capital and other activities.

Collection of commissions receivable depends upon the timing of the receipt of commission payments. If there were to be a delay in receiving a commission payment from a carrier within a quarter, the operating cash flows for that quarter could be adversely impacted.

A significant portion of marketing and advertising expense is driven by the number of qualified prospects required to generate the insurance applications submitted to carriers. Marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a submission but commission payments are paid to us over time, there are working capital requirements to fund the upfront cost of acquiring new policies.

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2020, which consisted of $23.8 million in net loss and adjustments for non-cash items of $70.0 million, offset by the effect of changes in operating assets and liabilities representing a $50.4 million use of cash. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $58.7 million, a decrease in deferred revenue of $14.2 million, an increase in prepaid expenses and other assets of $1.3 million, a decrease in accounts payable of $3.5 million, and a decrease in accrued liabilities of $7.6 million, partially offset by a decrease in accounts receivable of $15.5 million and an increase in commissions payable of $18.1 million.

Net cash provided by operating activities was $13.0 million for the six months ended June 30, 2019, which consisted of $20.3 million in net income and adjustments for non-cash items of $3.9 million, offset by the effect of changes in operating assets and liabilities representing a $11.2 million use of cash. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $33.9 million, partially offset by increases in commissions payable and deferred revenue of $12.4 million and $12.2 million, respectively.

Investing Activities

Net cash used in investing activities was $7.8 million for the six months ended June 30, 2020 and $4.8 million for the six months ended June 30, 2019 and consisted of purchases of office equipment and furniture, leasehold improvements and software in both periods.

Financing Activities

Prior to completion of our IPO, financing activities primarily consist of borrowings under the Credit Facilities, as defined below, and the issuance of preferred and common units.

Net cash provided by financing activities of $117.9 million for the six months ended June 30, 2020 was due to borrowings under the Incremental Term Loan Facility, which comprised $117.0 million of net cash provided by financing activities and the issuance of common units, which comprised $10.0 million of net cash provided by financing activities, and was partially offset by payments of existing debt and debt issuance costs associated with the Incremental Term Loan Facility and deferred offering costs incurred in connection with the IPO.

Net cash used by financing activities of $4.9 million for the six months ended June 30, 2019 was due to net payments under our predecessor revolving credit facility.

Credit Facilities

On September 13, 2019, in connection with the Centerbridge Acquisition, Norvax entered into a first lien credit agreement (the “Credit Agreement”) which provides for a (i) $300.0 million aggregate principal amount senior secured term loan facility (the “Term Loan Facility”) and (ii) $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility”).

On March 20, 2020, the Company entered into an amendment to the Credit Agreement, which provided $117.0 million of incremental term loans (the “Incremental Term Loan Facility”).

On May 7, 2020, the Company entered into a second amendment to the Credit Agreement, which provided $20.0 million of incremental revolving credit, (the “Incremental Revolving Credit Facility”).

On June 11, 2020, the Company entered into a third amendment to the Credit Agreement, which provided $8.0 million of incremental revolving credit, (the “Incremental No. 3 Revolving Credit Facility”).

We collectively refer to the Term Loan Facility, the Revolving Credit Facility, the Incremental Term Loan Facility, the Incremental Revolving Credit Facility, and the Incremental No. 3 Revolving Credit Facility as the “Credit Facilities”.

As of June 30, 2020, we had principal amounts totaling $414.4 million outstanding under the Term Loan Facility and the Incremental Term Loan Facility (collectively the “Aggregate Term Loan Facility”). We had no amounts outstanding under the Revolving Credit Facility, the Incremental Revolving Credit Facility, or the Incremental No. 3 Revolving Credit Facility (collectively the “Aggregate Revolving Credit Facility”). The Aggregate Revolving Credit Facility had a remaining capacity of $58.0 million as of June 30, 2020.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in the Prospectus.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Seasonality

The Medicare annual enrollment period occurs from October 15th to December 7th. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue is typically second-highest in our first quarter. The individual and family health insurance open enrollment period runs from November 1st through December 15th of each year for most states, and we expect the number of approved applications for individual and family health insurance to be higher in the fourth quarter compared to other quarters of the year as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, commissions receivable, and commissions payable. The impact of changes in estimates is recorded in the period in which they become known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, commissions receivable, and commissions payable.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2020, there were no material changes to our critical accounting policies from those discussed in Prospectus.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, (3) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (4) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt over a rolling 36-month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any customers was minimal as of June 30, 2020, based on the lack of collection issues in the past and the high financial standards we require of customers. As of June 30, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 88%, or $8.7 million of the Company’s total accounts receivable. As of December 31, 2019, five customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 87%, or $21.2 million, of the Company’s total accounts receivable. No other customers represented 10% or more of the Company’s total accounts receivable at June 30, 2020 and December 31, 2019.

Interest Rate Risk

As of June 30, 2020, we had cash of $118.4 million deposited in non-interest bearing accounts with major banks with limited to no-interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.

See “Risk Factors—Risks Related to Our Indebtedness—Developments with respect to LIBOR may affect our borrowings under our Credit Facilities” for additional information.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, operating results and financial condition. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.

Our business and operating results are heavily dependent on marketing and selling Medicare plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS, but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance or equivalent state departments. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans are frequently changing. We have and will continue to take steps to ensure compliance with laws, regulations and guidelines applicable to the sale and marketing of Medicare plans. For example, we have tailored our websites and sales processes for Medicare plans to comply with several requirements that are solely applicable to the sale and marketing of Medicare-related health insurance plans. Many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed with CMS and reviewed and approved by carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS review and carrier review. Changes to the laws, regulations and guidelines relating to the sale and marketing of Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, the manner in which we conduct our business, our platforms or our sale of Medicare plans, which could harm our business, operating results and financial condition.

CMS scrutinizes Medicare carriers and Medicare carriers may be held responsible for actions that we and our agents take. As a result, carriers may terminate their relationship with us or take other corrective action against us if our Medicare product sales, marketing or operations are not in compliance with Medicare or other requirements or give rise to too many complaints. See “—Our business may be harmed if we lose our relationship with carriers or if our relationships with carriers change, particularly if we or our contracted carriers temporarily or permanently lose the ability to market and sell Medicare plans.”

Due to potential changes in CMS guidance, enforcement, interpretation or, in light of the COVID-19 pandemic, waivers, of existing laws, regulations and guidance applicable to our marketing and sale of Medicare products, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or carriers may object to or not approve aspects of our online platforms or marketing materials and processes and determine that certain existing aspects of our Medicare-related business are not in compliance with the applicable laws, regulations and guidance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period.

Our business may be harmed if we lose our relationship with carriers or if our relationships with carriers change, particularly if we or our contracted carriers temporarily or permanently lose the ability to market and sell Medicare plans.

Our contractual relationships with carriers, including those with whom we have carrier-branded sales arrangements, are typically non-exclusive and terminable on short notice by either party for any reason. Carriers may be unwilling to allow us to sell their insurance products for a variety of reasons, including competitive or regulatory reasons, dissatisfaction with the insureds that we place with them or because they do not want to be associated with our brand. Additionally, in the future, an increasing number of carriers may decide to rely on their own internal distribution channels, including traditional in-house agents and their own websites, to sell their own products, which could limit or prohibit us from distributing their products. Also, because we do not have exclusive relationships with carriers, carriers can and do use our competitors to sell their products.

If a carrier is not satisfied with our services, it could cause us to incur additional costs and impact our profitability. For example, a carrier could terminate our services, decrease our commissions going forward or restrict our ability to market their products. Moreover, if we fail to meet our contractual obligations to any of our carriers, we could be subject to legal liability or lose our carrier relationships. In addition, these claims against us may produce negative publicity that could hurt our reputation and business and adversely affect our ability to retain business, find new consumers to sell products to or secure new business with other carriers.

In addition, with respect to the plans we sell in the IFP and Other segments and Medicare Supplement plans, carriers periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in carrier underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our platform, which could negatively impact our revenue.

We may decide to terminate our relationship with a carrier for a number of reasons and the termination of our relationship with a carrier could reduce the variety of insurance products we distribute. In connection with such a termination, we would lose a source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or offer customers a wide variety of insurance products.

We may also lose the ability to market and sell Medicare plans for one or more Medicare carriers. The regulations for selling Medicare health insurance are complex and can change frequently and may change in response to the COVID-19 pandemic. If we, our agents, or a carrier violate any of the requirements imposed by CMS, or federal or state laws or regulations, a carrier may terminate our relationship, or CMS may penalize a carrier by suspending, limiting, or terminating that carrier’s ability to market and sell Medicare plans. Moreover, if any of our carriers terminate its relationship with us for cause, we may have to disclose such termination to other carriers, which may result in termination of additional carrier relationships. Because the Medicare products we sell are sourced from a relatively small number of carriers, if we lose the ability to market one of those carrier’s Medicare plans, even temporarily, or if one of those carriers loses its Medicare product membership, our business, operating results and financial condition could be harmed.

Our failure to grow our customer base or retain our existing customers could adversely impact our business, operating results and financial condition.

We receive commissions from carriers for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment and do not receive any commissions from renewals. Our customers may choose to discontinue their health insurance plans for a variety of reasons. Any decrease in the amount of time we retain our customers could adversely impact the estimated LTV we use for purposes of recognizing revenue. See “—Our operating results may be adversely impacted by factors that impact our estimate of LTV.” Moreover, if we are not able to successfully retain existing customers and limit health insurance plan turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed.

In addition, in certain circumstances, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare Advantage plan issued to the customer. Similarly, the individual and family plans commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of customers to new plans, our business, operating results and financial condition would be harmed.

Our business primarily generates revenue through the sale of Medicare Advantage plans. In some instances, traditional Medicare may be more attractive than Medicare Advantage because, for example, potential provider network restrictions imposed by Medicare Advantage plans do not exist in traditional Medicare, allowing patients with traditional Medicare to visit any doctor that accepts Medicare. In those instances, consumers may opt not to purchase a Medicare Advantage plan from us.

In general, the growth in our customer base is highly dependent upon our success in attracting new customers during the Medicare annual enrollment period. In 2019, approximately 61% of our Medicare Advantage and Medicare Supplement policies were submitted during the three months ended December 31, 2019. If our ability to market and sell Medicare-related health insurance and individual and family plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the COVID-19 pandemic, or issues with government-run health insurance exchanges, we could acquire fewer customers or suffer a reduction in our existing customer base and our business, operating results and financial condition could be harmed.

Carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform, which could harm our business, operating results and financial condition.

Our commission rates from carriers are either set by each carrier or negotiated between us and each carrier. The commission rates we are paid are, for any given plan for a given customer, based on a number factors, including the carriers offering those plans, the state of residence of customers, the laws and regulations in the jurisdictions where the customer is located, and the customer’s previous Medicare enrollment history (if any). Carriers have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the contractual relationships we have with them, including, in certain instances by unilateral amendment of our contracts relating to commission rates or otherwise. For example, CMS could reduce the amount paid by CMS to Medicare Advantage plans or change the regulations and/or timelines applicable to the Medicare Advantage program, particularly in response to the COVID-19 pandemic, which could result in decreased commission rates or reduce carrier participation in the Medicare Advantage program. Changes of this nature could result in reduced commissions, or could impact our relationship with such carriers and potentially lead to contract termination. Because revenue in the Medicare segments is concentrated in a relatively small number of carriers, we are particularly vulnerable to changes in commission rates and changes in the competitiveness of our carriers’ Medicare products.

Significant consolidation in the health insurance industry could adversely alter our relationships with carriers and harm our business, operating results and financial condition.

The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of carriers. Consolidation in the health insurance industry, particularly involving one of our key carriers, could cause a loss of, or changes in, our relationship with that carrier and may reduce our commission or other revenue from that carrier. In the future, due to this consolidation, we may be forced to offer health insurance from a reduced number of carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve.

Additionally, mergers among carriers or an acquisition of one carrier by another carrier may trigger changes to our agreements with such carriers. For example, carriers may unilaterally amend or terminate our agreements on short notice, which could adversely impact or terminate the commission payments that we receive from these carriers. Our revenue could be adversely impacted if we are unable to maintain currently existing levels of business with any of our significant carriers if we are unable to offset any loss of business with alternative carriers. We expect that a small number of carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these carriers could adversely affect our business, operating results and financial condition. See “—We currently depend on a small group of carriers for a substantial portion of our revenue.”

Information technology system failures could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our ability to sell insurance is dependent upon our information technology systems. In connection with sales of Medicare plans, CMS rules require that our health insurance agent employees utilize CMS-approved scripts and that we record and maintain the recording of telephonic interactions. We rely on telephone, call recording, customer relationship management and other systems and technology in our sales operations to sell Medicare plans, and we are dependent upon third parties for some of these systems and technologies, including our telephone services, which are provided by Five9, call recording systems and other communications systems. Carriers often audit these recordings for compliance purposes and listen to them in connection with investigating complaints. We have had in the past, and may in the future, experience failures of certain of our systems, including our telephone and call recording systems. For example, we have experienced failures of our systems due to power outages, which have negatively impacted our ability to sell plans. The effectiveness and stability of our systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods and the failure or interruption of any of these systems and technologies or any inability to handle increased business volume may have a material adverse effect on our business, operating results and financial condition and subject us to litigation or to actions by regulatory authorities.

Our operating results may be adversely impacted by factors that impact our estimate of LTV.

As a result of the adoption of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, we recognize revenue at the time a Submitted Policy becomes an Approved Policy by applying the latest estimated LTV for that product. We estimate commission revenue for each product by using a portfolio approach to a group of approved customers that are organized based on a variety of attributes, which we refer to as “cohorts.” We estimate the cash commissions we expect to collect for each approved customer cohort by evaluating various factors, including, but not limited to, commission rates, carriers, estimated average plan duration, the regulatory environment, and historic cancellations of health insurance plans offered by carriers with which we have a relationship. On a quarterly basis, we recompute LTV at a cohort level for all outstanding cohorts, review and monitor changes in the data used to estimate LTV as well as the cash received for each cohort as compared to our original estimates. The fluctuations of cash received for each cohort and LTV may be significant and may or may not be indicative of the need to adjust LTVs for prior period cohorts. Management analyzes these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we will adjust LTVs for the affected cohorts at the time such determination is made. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable, accordingly. We refer to the net commission revenue from customers approved in prior periods as “adjustment revenue” and our revenue can fluctuate significantly from period to period as a result of adjustment revenue.

As we continue to evaluate our LTV estimation models, we may in the future make further changes based on a number of factors and such changes could result in significant increases or decreases in revenue. LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of commissionable Approved Submissions into customers, forecasted average plan duration and forecasted commission rates we expect to receive per approved customer’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends. Changes in our historical trends will result in changes to our LTV estimates in future periods and, therefore, could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate LTVs, such as reduced conversion of commissionable Approved Submissions to customers, increased health insurance plan termination or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a customer or other changes could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenues, we would need to write off the remaining commissions receivable balance, which could materially adversely impact our operating results and financial condition.

The forecasted average plan duration is another important factor in our estimation of LTV. We receive commissions from carriers for policies sold through us that go on to become customers of those carriers. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rates are calculated based on our historical data by plan type and for certain products, such as our Medicare Advantage products which constitute the majority of our revenue, and if we are unable to produce an accurate forecasted average plan duration, our business, operating results and financial condition may be adversely impacted.

Additionally, from time to time, carriers may stop offering products in a geographic area. While in many cases, carriers will still support existing customers in those geographic areas, because they are no longer offering new plans, the retention of those customers may be adversely impacted, thereby impacting our expected LTV.

Commission rates are also a factor in estimating our LTVs, which are impacted by a variety of factors, including the particular health insurance plans chosen by our customers, the carriers offering those plans, our customers’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and healthcare reform. Any reduction in our average commission revenue per customer could harm our business, operating results and financial condition.

System failures or capacity constraints could harm our business, financial condition and operating results.

The performance, reliability and availability of our technology platform and underlying network infrastructures are critical to our financial results, our brand and our relationship with customers, marketing partners and carriers. Although we regularly attempt to enhance our technology platform and system infrastructure, system failures and interruptions may occur if we are unsuccessful in these efforts, if we are unable to accurately project the rate or timing of increases in our website traffic or inbound call volume or for other reasons, some of which are completely outside our control. Additionally, we are also reliant on the systems of our carriers to submit plan enrollment applications from potential customers. We have in the past, and could in the future, experience significant failures and interruptions of our systems and the systems of our carriers, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period or during the open enrollment period under healthcare reform, the negative impact on us would be particularly pronounced.

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our technology platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any system failure or service level reduction that causes an interruption to, or decreases the responsiveness of, our services would impair our revenue-generating capabilities and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our databases and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fires, severe weather, pandemics and other natural disasters in Illinois, North Carolina, Utah, Honduras, Slovakia and other parts of the world where we, our agents and vendors operate.

The owners of our data center facilities and our other third-party vendors have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients and consumers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers, operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents.

The success of our operations is largely dependent on our licensed health insurance agents, upon whom we rely to sell insurance. In order to sell Medicare-related health insurance plans, agents must be licensed by the states in which they are selling plans and certified and appointed with the carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees in a limited period of time. We must also ensure that our agents are timely licensed in a significant number of states and certified and appointed with the carriers whose products we sell. We depend upon our employees, state departments of insurance and carriers for the licensing, certification and appointment of our agents. We may not be successful in timely hiring or sourcing a sufficient number of additional agents or other employees needed to operate our business. Even if we are successful in hiring or sourcing a sufficient number of agents, we may experience temporary shortages of agents due to illness, poor weather conditions or other natural disasters, personal emergencies and other events outside our control. See “—The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.”

We have recently implemented a work from home program for our agents, partly in response to the effects from the COVID-19 pandemic. It may be more difficult for us to manage and monitor our agents in remote settings and we may have to expend more management time and incur more costs to do so. Agents may also face additional distractions working from home that may prevent them from efficiently selling plans. If our agents are not able to effectively work from home, we may not be able to sell as many plans, which would negatively impact our business, financial condition and results of operations.

Our success in recruiting highly skilled and qualified agents can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. During periods when we are unable to recruit high-performing agents, we tend to experience higher turnover rates. The productivity of our agents is influenced by their average tenure. Without qualified individuals to serve in customer facing roles, we may produce less commission revenue, which could have a material adverse effect on our business, operating results and financial condition.

Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition and qualified prospects.

Our business depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the ACA became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including the expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule.

Additionally, ongoing health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. Some proposals would seek to eliminate the private marketplace, whereas others would expand a government-sponsored option to a larger population. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our platform provides customers with a venue to shop for insurance policies from a curated panel of the nation’s leading carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implantation of a single payer system may materially and adversely impact our business, operating results, financial condition and prospects. We expect there will be continuing efforts to challenge, repeal, or replace the ACA, which may have a material impact on our business by eliminating Medicaid eligibility for certain patients and reducing the size of the SNP-eligible population.

Changes in laws, regulations and guidelines governing health insurance may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

We have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices and compliance with laws and regulations. We may be required to modify our practices in connection with the inquiries. Failure to adequately respond to such inquiries could result in adverse regulatory action that could harm our business, operating results and financial condition. See “—The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.”

Additionally, some carriers provide us with marketing development funds, consistent with CMS regulations. If regulatory developments limit or remove the ability for carriers to compensate us through these funds, or the government determines that our arrangements do not meet the regulatory requirements, the compensation we receive from carriers would decline, which would materially and adversely impact our business, operating results and financial condition.

Various aspects of healthcare reform could also cause carriers to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

Our business could be harmed if we are unable to effectively advertise our products on a cost-effective basis or market the availability of our products through specific channels.

We use the Internet, television, radio, mail, e-mail and the telephone, among other channels, to market our services and to communicate with qualified prospects or our existing customers. Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising than we are able to purchase. Further, the cost of marketing and advertising may fluctuate significantly based on demand. If the cost of marketing and advertising increases for any reason, we may not be able to purchase as many advertisements as we typically would or would have to incur greater costs to do so. For example, we expect a significant increase in the demand for television and radio advertisements as we approach the U.S. presidential election in November 2020. The election coincides with the Medicare annual enrollment period, which is a period of heightened television and radio advertising for our business. As a result of this increase in demand and costs, we may not be able to purchase all of the television and radio advertising we typically purchase during a Medicare annual enrollment period or we may have to pay more to purchase television and radio advertisements, which could materially and adversely impact our business, financial condition and results of operations.

Additionally, we derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines and through social media. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. Search engines typically provide two types of search results, algorithmic listings and paid advertisements. We rely primarily on paid advertisements to attract consumers to our websites and otherwise generate demand for our services. To the extent the competition for advertising is high, we may experience increases in the cost of paid Internet search advertising and social media advertising. Further, the competition for search engine placement and social media presence increases substantially during the enrollment periods for Medicare-related health insurance and for individual and family health insurance. If paid search advertising costs or social media advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements or social media advertisements, in either case which would harm our business, operating results and financial condition.

Our ability to advertise is also dependent on the laws and regulations governing the advertising and marketing of health insurance products and our other products or services, which continue to evolve and carry significant penalties for violations of law. Changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to advertise to our customers or qualified prospects, we may not be able to communicate with them in a cost-effective manner.

For example, Internet service providers, e-mail service providers and others attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” Many Internet and e-mail service providers have relationships with organizations whose purpose it is to detect and notify the Internet and e-mail service providers of entities that the organization believes are sending unsolicited e-mail. If an Internet or e-mail service provider identifies e-mail from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our e-mail to customers or qualified prospects. Further, we are subject to the CAN-SPAM Act, which regulates commercial e-mail messages and specifies penalties for the transmission of commercial e-mail messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future e-mails from senders.

We also use telephones to communicate with and market to customers and prospective customers and some of these communications may be subject to the Telephone Consumer Protection Act, or TCPA, and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market and engage in other communications using the telephone in certain respects. For instance, the TCPA prohibits us from using an automatic telephone dialing system to make certain telephone calls or transmit text messages to wireless telephone numbers without prior express consent or without consulting the FTC’s national “Do Not Call” registry. We have policies and technical controls in place to comply with the TCPA and other telemarketing laws, including processes and procedures to consult the “Do Not Call” registry and to ensure that automated telephone calls are not performed without obtaining prior consent. However, despite our legal compliance, we have in the past and may in the future become subject to claims that we have violated the TCPA and/or other telemarketing laws. See “—From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.” The TCPA provides for private rights of action and potential statutory damages for each violation and additional penalties for each willful violation, and other telemarketing laws may entail additional remedies. In the event that we are found to have violated the TCPA and/or other telemarketing laws, our business, operating results and financial condition could be harmed and liability incurred. In addition, telephone carriers may block or put customer warnings on calls originating from call centers. Customers increasingly screen their incoming e-mails, telephone calls, and text messages, including by using screening tools and warnings, and, therefore, our customers or qualified prospects may not reliably receive our communications. If we are unable to communicate effectively by e-mail or telephone with our customers and qualified prospects as a result of legislation, blockage, screening technologies or otherwise, our business, operating results and financial condition would be harmed.

We currently depend on a small group of carriers for a substantial portion of our revenue.

We derive a large portion of our revenue from a limited number of carriers. Carriers owned by Humana and Anthem accounted for (i) approximately 40% and 32%, respectively, of net revenues for the six months ended June 30, 2020 and 30% and 18%, respectively, of net revenues for the six months ended June 30, 2019; (ii) approximately 42% and 37%, respectively, of Medicare—Internal segment revenue for the six months ended June 30, 2020, and 56% and 25%, respectively, of Medicare—Internal segment revenue for the six months ended June 30, 2019; and (iii) approximately 55% and 31%, respectively, of Medicare—External segment revenue for the six months ended June 30, 2020 and 35% and 31%, respectively, of Medicare—External segment revenue for the six months ended June 30, 2019. In addition, carriers owned by UnitedHealth Group represented approximately 38% and 36% of IFP and Other—Internal segment revenue for the six months ended June 30, 2020 and for the six months ended June 30, 2019, respectively.

Our agreements with carriers to sell policies are typically terminable by our carriers without cause. Should we become dependent on fewer carrier relationships (whether as a result of the termination of carrier relationships, carrier consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with carriers, particularly in states where we distribute insurance from a relatively smaller number of carriers or where a small number of carriers dominate the market, and our business, operating results and financial condition could be harmed.

If investments we make in enrollment periods do not result in a significant number of Approved Submissions, our business, operating results and financial condition would be harmed.

In an attempt to attract and enroll a large number of individuals during the Medicare annual enrollment period and the healthcare reform open enrollment period, we may invest in areas of our business, including technology and content, customer care and enrollment, and marketing and advertising. We have in the past made investments in areas of our business in advance of enrollment periods that have not yielded the results we expected when making those investments. Any investment we make in any enrollment period may not result in a significant number of Approved Submissions to offset the investments we make. To the extent our investment does not yield a significant number of Approved Submissions, our business, operating results and financial condition would be harmed.

We rely on carriers to prepare accurate commission reports and send them to us in a timely manner.

Our carriers typically pay us a specified percentage of the premium amount collected by the carrier or a flat rate per policy during the period that a consumer maintains coverage under a policy. We rely on carriers to report the amount of commissions we earn accurately and on time. We use carriers’ commission reports to calculate our revenue, prepare our financial reports, projections, and budgets and direct our marketing and other operating efforts. It is often difficult for us to independently determine whether carriers are reporting all commissions due to us, primarily because the majority of the purchasers of our insurance products who terminate their policies do so by discontinuing their premium payments to the carrier instead of informing us of the cancellation. For example, there have been instances where we have determined that policy cancellation data reported to us by a carrier has not been accurate. To the extent that carriers inaccurately or belatedly report the amount of commissions due to us, we may not be able to collect and recognize revenue to which we are entitled, which would harm our business, operating results and financial condition. In addition, the technological connections of our systems with the carriers’ systems that provide us up-to-date information about coverage and commissions could fail or carriers could cease providing us with access to this information, which could impede our ability to compile our operating results in a timely manner.

Changes in the health insurance market or in the variety, quality and affordability of the insurance products offered by carriers could harm our business, operating results and financial condition.

The demand for our agency services is impacted by the variety, quality and price of the insurance products we distribute. If insurance carriers do not continue to provide us with a variety of insurance products, or if as a result of consolidation in the insurance industry or for any other reason the choices of carrier products that we are able to offer are limited, our sales may decrease and our business, operating results and financial condition could be harmed.

Our quarterly results of operations may fluctuate significantly due to seasonality.

The Medicare annual enrollment period occurs from October 15th to December 7th each year. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue is typically second-highest in our first quarter. The individual and family health insurance open enrollment period runs from November 1st through December 15th of each year for most states, and we expect the number of approved applications for individual and family health insurance to be higher in the fourth quarter compared to other quarters of the year as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expense as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.

The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare or individual and family health plan enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the enrollment periods for Medicare-related health insurance or individual and family health insurance changes, we may not be able to timely adapt to changes in customer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.

Pressure from existing and new competitors may adversely affect our business, operating results and financial condition.

Our competitors provide services designed to help customers shop for insurance. Some of these competitors include:

•	companies that operate insurance search websites or websites that provide quote information or the opportunity to purchase insurance products online, including aggregators and lead generators;

•	companies that advertise primarily through the television;

•	individual insurance carriers, including through the operation of their own websites, physical storefront operations and broker arrangements;

•	traditional insurance agents or brokers; and

•	field marketing organizations.

New competitors may enter the market for the distribution of insurance products with competing insurance platforms, which could have an adverse effect on our business, operating results and financial condition. Our competitors could significantly impede our ability to maintain or increase the number of policies sold through our platform and may develop and market new technologies that render our platform less competitive or obsolete. In addition, if our competitors develop platforms with similar or superior functionality to ours and we are not able to produce certain volumes for our carriers, we may see a reduction in our production bonuses or marketing payments and our revenue would likely be reduced and our business, operating results and financial condition would be adversely affected.

If we do not successfully compete with government-run health insurance exchanges, our business may be harmed.

Our business competes with government-run health insurance exchanges with respect to our sale of Medicare-related health insurance and individual and family plans. Consumers can shop for and purchase Medicare Advantage and Medicare Part D Prescription Drug plans through a website operated by the federal government and can also obtain plan selection assistance from the federal government in connection with their purchase of a Medicare Advantage and Medicare Part D Prescription Drug plan. Competition from government-run health insurance exchanges could increase our marketing costs, reduce our revenue and could otherwise harm our business, operating results and financial condition.

If we fail to comply with certain healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

Our arrangements with carriers, particularly those that contract with federal healthcare care programs, are highly regulated and subject us to broadly applicable federal and state fraud and abuse and other federal and state healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to reimbursement under federal healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, ordering, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of an applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation, and a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (described immediately below);

•

the federal false claims, including the civil False Claims Act, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act can be enforced by private citizens through civil qui tam actions. A claim includes “any request or demand” for money or property presented to the U.S. government;

•

the federal beneficiary inducement civil monetary laws, which generally prohibit giving something of value to an individual if the remuneration is likely to influence that beneficiary’s choice of a particular provider, supplier or practitioner for services covered by applicable federal healthcare programs. There are a number of exceptions, such as, remuneration that “promotes access to care and poses a low risk of harm to patients and federal healthcare programs.” A violation of this statute includes fines or exclusion from federal healthcare programs;

•

The Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willingly obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We operate in a complex state regulatory environment that is constantly changing. If we fail to comply with the numerous state laws and regulations that are applicable to the sale of health insurance, our business, operating results and financial condition could be harmed.

The offer, sale and purchase of health insurance is heavily regulated by various states and the regulatory landscape is constantly changing. States have adopted and will continue to adopt new laws and regulations, including in response to healthcare reform legislation and it is difficult to predict how these new laws and regulations will impact our business. In some cases such laws and regulations could amplify the adverse impacts of healthcare reform to our business, or states may adopt new requirements that adversely impact our business, operating results and financial condition. For example, certain states have adopted or are contemplating rules and regulations that would either ban the sale of individual and family plans that do not qualify as minimum essential coverage under the ACA (such as short-term health insurance), limit the duration and renewability of those plans, or apply certain aspects of the ACA to those plans, such as the essential health benefits or requiring that such plans cover pre-existing conditions. Rules and regulations, such as these could adversely impact our sale of individual and family plans for several reasons, including because carriers may exit the market of selling such plans due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces customer demand for them.

Additionally, a long-standing provision in almost all states’ laws provides that once health insurance premiums are set by the carrier and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. Additionally, state regulations generally prohibit carriers, agents and brokers from providing financial incentives, such as rebates, to their customers in connection with the sale of health insurance. As a result, we do not currently compete with carriers or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our technology platform, which would harm our business, operating results and financial condition. Although commissions do not currently have to be disclosed to the public, if commissions become more regulated and commissions paid to us have to be disclosed, it is possible that carriers may lower our commission rates, which could reduce our revenue.

We rely heavily on SNPs during the special enrollment periods, which allows us to utilize our agents throughout the year. If states adopt new laws and regulations or modify the existing laws and regulations governing Medicaid, such changes could decrease the number of individuals eligible for Dual Eligible Special Needs Plans, or D-SNP, which could have a material adverse impact on our business, operating results and financial condition.

State regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from carriers. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies;

•	require and regulate disclosure in connection with the sale and solicitation of health insurance;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.

In addition, we must ensure that our agents have received all licenses, appointments and certifications required by state authorities and our carriers in order to transact business. If the relevant state authorities or our carriers experience shutdowns or continued business disruptions due to the COVID-19 pandemic, we may be unable to secure these required licenses, appointments and certifications for our agents in a timely manner, or at all.

Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New state insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with carriers, loss of commissions and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of carrier relationships and our commission revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to the requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or carrier confidence in us, which could significantly damage our brand.

If we are not successful in cost-effectively converting consumer leads into customers for which we receive commissions, our business, operating results and financial condition would be harmed.

Obtaining quality consumer leads is important to our business, but our ability to convert these consumer leads to customers is also a key to our success. Our growth depends in large part upon growth in Approved Submissions in a given period. The rate at which we grow our Approved Submissions directly impacts our revenue. In addition, the rate at which Submitted Policies turn into commissionable Approved Submissions impacts the expected LTV of our customers, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:

•

changes in customer shopping behavior due to circumstances outside of our control, such as economic conditions, customers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, the effects of pandemics, such as COVID-19, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including healthcare reform;

•	the quality of, and changes to, the customer experience on our platform;

•

regulatory requirements, including those that make the experience on our platform cumbersome or difficult to navigate or reduce the ability of customers to purchase plans outside of enrollment periods;

•	the variety, competitiveness and affordability of the health insurance plans that we offer;

•	system failures or interruptions in the operation of our technology platform or call center operations;

•	changes in the mix of customers who are referred to us through our direct, marketing partner and online advertising customer acquisition channels;

•	carriers offering health insurance plans for which customers have expressed interest, and the degree to which our technology is integrated with those carriers;

•

carrier guidelines applicable to applications submitted by customers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by carriers;

•	the effectiveness of agents in assisting customers; and

•	our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of customers referred to us through our customer acquisition channels. We may make changes to our technology platform in response to regulatory requirements or undertake other initiatives in an attempt to improve the customer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our platform and are converted into approved customers could cause an increase in our CAC and impact our revenue in any given period. To the extent our conversion rate suffers, our customer base may decline, which would harm our business, operating results and financial condition.

We receive commission payments from carriers over time, but incur significant upfront expenses to enroll customers.

The enrollment of consumers on our platform requires significant upfront expenses, including marketing and advertising expenses and customer care and enrollment expenses, in order to generate qualified prospects, educate and enroll those consumers in our products and plans, and submit completed applications to carriers. However, the resulting commissions are generally paid to us over time, with the first payments often several weeks or months after we submit completed applications to our carriers. These factors cause us to require significant cash to fund our working capital needs, and our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted by us.

If we are unable to maintain effective relationships with our existing third-party marketing companies or if we do not establish successful relationships with new marketing companies our business, operating results and financial condition could be harmed.

We frequently enter into contractual marketing relationships with online and offline businesses that help us acquire consumer leads. These marketing partners include television advertisers, online advertising companies, call referral programs, and other marketing vendors. We compensate some marketing companies on a fee-per-service model and some on a submitted health insurance application basis. The success of our relationship with each marketing company is dependent on a number of factors, including but not limited to: the continued positive market presence, reputation and growth of the marketing company, the effectiveness of the marketing company’s advertisements, the compliance of each marketing company with applicable laws, regulations and guidelines and the contractual terms we negotiate with the marketing company, including the marketing fees we agree to pay.

While we have relationships with a large number of marketing companies, we depend upon services and/or referrals from only a limited number for a significant portion of the submitted applications we receive. Given our reliance on various marketing companies, our business operating results and financial condition would be harmed if (i) we are unable to maintain successful relationships with these companies; (ii) we fail to establish successful relationships with new marketing companies; (iii) we experience competition in our provision of services from key marketing companies; and (iv) if we are required to pay increased amounts to these marketing companies.

Competition for referrals from third-party lead referral companies has increased particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose referrals if our competitors pay these companies more than we do or be forced to pay increased fees, which could harm our business, operating results and financial condition. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with third-party referral companies to be in non-compliance with those laws, regulations and guidelines. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and Benefits Center, which would harm our business, operating results and financial condition.

If we lose key management or fail to meet our need for qualified employees, our business, financial condition and results of operations could be materially adversely affected.

We rely, in part, upon the accumulated knowledge, skills and experience of our executive officers. Our Chief Executive Officer has been with us for more than 19 years and our executive officers have a combined total of 63 years of experience in the health insurance industry. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such officers on a timely basis or without incurring increased costs, or at all. We currently do not have any key man insurance covering our Chief Executive Officer. If our executive officers were to leave us or become incapacitated, it might negatively impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel for all areas of our organization, for which there is a high level of competition for such personnel in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees. We may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. To attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, we may not be able to hire new employees quickly enough, we may not have adequate resources to meet our hiring needs, and we may not effectively deploy our workforce in order to efficiently allocate our internal resources. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to return to revenue growth and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, operating results and financial condition.

We are subject to privacy and data protection laws governing the transmission, security and privacy of personal information, particularly individually identifiable health information, which may impose restrictions on the manner in which we process such information and subject us to enforcement and penalties if we are unable to fully comply with such laws.

Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage, processing, transmission and destruction of personal information, including individually identifiable health information. These laws and regulations, including their interpretation by governmental agencies and regulators, are subject to frequent change. These regulations could have a negative impact on our business, for example:

•

HIPAA and its implementing regulations were enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, and to simplify healthcare administrative processes. The enactment of HIPAA also expanded protection of the privacy and security of protected health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Failure to comply with HIPAA could result in enforcement activity, fines, penalties and litigation that could have a material adverse effect on us;

•

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a four-tier system of sanctions for breaches ranging from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million per violation category. These penalties are required to be adjusted for inflation. Failure to comply with the HITECH Act could result in enforcement activity, fines, penalties and litigation that could have a material adverse effect on us;

•	Other federal and state laws restricting the use and protecting the privacy and security of individually identifiable information may apply, many of which are not preempted by HIPAA; and

•

Federal and state consumer protection laws are increasingly being applied by the Federal Trade Commission, or FTC, and states’ attorneys general to regulate the collection, use, processing, destruction, storage and disclosure of individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We are required to comply with federal and state laws governing the transmission, security and privacy of personal information that we may obtain or have access to in connection with the provision of our services. Despite the security measures that we have in place to ensure compliance with privacy and data protection laws, our facilities and systems, and those of our third-party vendors and subcontractors, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and human errors or other similar events. Due to the enactment of the HITECH Act, we are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability especially because the potential for enforcement action against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations or the availability of data, which may adversely affect our business. While we have received inquiries relating to our compliance with various privacy acts, including inquiries originating from allegations of a potential breach, to date none have been found or determined to be actual violations by the Company.

Under the HITECH Act, as a business associate we may also be directly or independently liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors and exercise appropriate oversight of such subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor or other entity operating on our behalf may result in an enforcement action, including criminal and civil liability, against us or litigation by a covered entity with whom we have a contractual relationship. In addition, numerous other federal and state laws protect the confidentiality of individually identifiable information as well as employee personal information, including state medical privacy laws, state social security number protection laws, and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business, operating results and financial condition.

State and federal laws may apply to our collection, use, handling, processing, destruction, disclosure, and storage as well. For example, the California Consumer Privacy Act of 2018, or the CCPA, effective as of January 1, 2020, affords consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA was recently amended, and it is possible it will be amended again by other pending legislative initiatives or by popular referendum. The Attorney General of California is promulgating implementing CCPA regulations which are undergoing successive rounds of public comment and revision. The potential effects of this legislation, including whether and how the law will be applied to the consumer health-related data we collect through our service, are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA does contain an exemption for medical information governed by the California Confidentiality of Medical Information Act (CMIA), and for protected health information collected by a covered entity or business associate governed by the privacy, security and breach notification rule established pursuant to HIPAA and HITECH, but the precise application and scope of this exemption as well as how it would apply to our business is not yet clear.

With laws and regulations such as HIPAA and the CCPA imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations to our business, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. For example, the increased consumer control over the sharing of their personal information under the CCPA may affect our customers’ ability to share such personal information with us or may require us to delete or remove consumer information from our records or data sets, which may create considerable costs or loss of revenue for our organization.

In addition, any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including carriers, social media networks and other data providers, or cause our consumers to lose trust in us, which could have material impacts on our revenue and operations.

We may not be able to maintain compliance with all current and potentially applicable U.S. federal and state or foreign laws and regulations relating to privacy and cybersecurity, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate could have a material adverse effect on our business.

We are subject to a variety of laws and regulations that involve user privacy and the collection, processing, storing, sharing, disclosing, using, transfer and protecting of personal information and other data. These laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. Because we store, process and use data, some of which contain personal information, we are subject to complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal information and other data. New privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.

The New York Department of Financial Services, or NYDFS, Cybersecurity Regulation for financial services companies, including insurance entities under NYDFS jurisdiction, requires entities to establish and maintain a cybersecurity program designed to protect private consumer data, and implement a risk assessment designed to perform core cybersecurity functions. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS, of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. The Cybersecurity Regulation also requires implementation of continuous monitoring of information technology systems or periodic penetration testing and vulnerability assessments. Similarly, the Massachusetts data protection law and the New York Stop Hacks and Improve Data Security Act, or SHIELD Act, both require companies to implement a written information security program that contains appropriate administrative, technical, and physical safeguards as defined in the respective statute.

In October 2017, the National Association of Insurance Commissioners, or NAIC, adopted the Insurance Data Security Model Law, or the Cybersecurity Model Law, which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. To date, the Cybersecurity Model Law has been adopted by Alabama, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, Ohio and South Carolina, with several other states expected to adopt in the near future. The Cybersecurity Model Law could impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The NAIC model law is functionally similar to the NYDFS rule.

In addition, the California legislature enacted the CCPA in September 2018, which entered into effect in January 2020, and has encouraged “copycat” legislative proposals in other states across the country such as Nevada, Virginia, New Hampshire, Illinois and Nebraska. These legislative proposals may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact strategies and availability of previously useful data.

Compliance with existing and emerging privacy and cybersecurity laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of client information could adversely affect our reputation, lend to private litigation against us, and require additional investment in resources, impact strategies and availability of previously useful data any of which could materially and adversely affect our business, operating results and financial condition.

Risks from third-party products could adversely affect our businesses.

We offer third-party health insurance products. Insurance involves a transfer of risk and our reputation may be harmed and we may become a target for litigation if risk is not transferred in the way expected by customers and carriers. In addition, if these insurance products do not generate competitive risk-adjusted returns that satisfy our carriers, it may be difficult to maintain existing business with, and attract new business from, them. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

Our ability to match consumers to insurance products that suit their needs is dependent upon their provision of accurate information during the insurance shopping process.

Our business depends on consumers’ provision of accurate information during the insurance shopping process. To the extent consumers provide us with inaccurate information, the quality of their insurance shopping experience may suffer and we may be unable to match them with insurance products that suit their needs. Our inability to suggest suitable insurance products to consumers could lead to an increase in the number of policies we submit to carriers that are ultimately rejected or an increase in plans that are cancelled earlier than expected or otherwise terminated, which could materially and adversely affect our business, operating results and financial condition.

Our international operations subject us to additional risks which could have an adverse effect on our business, operating results and financial condition.

We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of June 30, 2020, 48 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to a company in Honduras. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities, including CMS, could seek to impose financial costs or restrictions on foreign companies providing services to customers or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, carriers may require us to use labor based in the United States for regulatory or other reasons. To the extent that we are required to use labor based in the United States, we may face increased costs as a result of higher-priced United States-based labor.

The Foreign Corrupt Practices Act, or the FCPA, and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, financial condition or results of operations.

Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy and could have an adverse effect on our business, financial condition and results of operations.

If we are not able to maintain and enhance our brand, our business and operating results will be harmed. Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.

We believe that maintaining and enhancing our brand identity is critical to our relationships with our existing carriers and to our ability to attract new customers, marketing partners and carriers. We also intend to grow our brand awareness among consumers, marketing partners and carriers in order to further expand our marketplace and attract new consumers, marketing partners and carriers. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with carriers, marketing partners or customers, which would harm our business, operating results and financial condition.

We may be adversely affected by negative publicity relating to brand and activities. For instance, if our brand receives negative publicity, the number of customers visiting our platforms or Benefits Center could decrease, and our cost of acquiring customers could increase as a result of a reduction in the number of consumers coming from our direct customer acquisition channel. Additionally, there is at least one other third party business which uses the “GoHealth” name, but is not affiliated with our business. While we agreed with the third party that our “GoHealth” marks can coexist with the third party’s use of “GoHealth” in their business without creating a likelihood of consumer confusion, we entered into a co-existence agreement with the third-party that, among other things, places certain restrictions on both their use of “GoHealth,” as well as ours, in order to further mitigate any risk of confusion. Nevertheless, if despite these measures, our business is mistakenly confused with their business or another business, the value of our brand could be adversely impacted, which could harm our business, operating results and financial condition.

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise provide could harm our business, operating results and financial condition.

We provide information on our website, through our Benefits Center, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. If the information we provide on our website, through our Benefits Center, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, customers, carriers and others could attempt to hold us liable for damages, our relationships with carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of our commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our sales of individual and family plans that do not qualify as minimum essential coverage, thereby lacking the same benefits as major medical health insurance plans, may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for customer confusion between such plans and major medical health insurance. In addition, these types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation or claims in the ordinary course of our business, including with respect to employment-related claims such as workplace discrimination or harassment. We have and may in the future, face claims of violations of other local, state, and federal labor or employment laws, laws and regulations relating to marketing and laws and regulations relating to the sale of insurance. If we are found to have violated laws or regulations, we could lose our relationship with carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance which would cause us to lose our commission revenue, and our business, operating results and financial condition would be materially harmed. In addition, if regulators believe our websites or marketing material are not compliant with applicable laws or regulations, we could be forced to stop using our websites, marketing material or certain aspects of them, which would harm our business, operating results and financial condition.

The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

In late 2019, a novel strain of coronavirus, SARS-CoV-2, surfaced in China, which has now spread to the United States and almost every country in the world. SARS-CoV-2 causes a clinical illness known as COVID-19. Global health concerns relating to the outbreak of COVID-19 have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have adversely impacted and may further impact our workforce and operations and the operations of carriers, consumers and our business partners. Although certain of these measures are beginning to ease in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time and may adversely affect our business, results of operations and financial condition.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. For example, we have implemented work from home measures, which have required us to provide technical support to our agents to enable them to connect to our technology platform from their homes, including by purchasing laptops for our agents and upgrading their Internet connections. In addition to an investment of financial resources, implementing work from home measures to respond to COVID-19 has diverted management’s time and attention. If our agents are not able to effectively work from home, or if our agents contract COVID-19 or another contagious disease, we may not be able to sell as many plans, which would negatively impact our business, financial condition and results of operations. There is also no certainty that the measures we have taken to mitigate the impact of COVID-19 on our business will be sufficient or otherwise be satisfactory to government authorities.

Further, because most of our employees are working remotely in connection with the COVID-19 pandemic, we may experience an increase the risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from remote locations. Correspondingly, it remains unclear how the third-party firms or organizations who have independently audited our information security program against specific standards will assess and evaluate the sufficiency of the security measures we have taken to mitigate work-from-home related information security risks. Failure to meet these standards could impact our ability to service customers in the healthcare industry, which could have a material adverse impact on our business, financial condition and results of operations.

Additionally, our carriers and vendors have similarly adjusted their operations in light of the COVID-19 pandemic. If our carriers or vendors experience shutdowns or continued business disruptions, our ability to conduct our business operations as planned could be materially and negatively affected. For example, our carriers may experience delays in the underwriting process, and those delays could affect our ability to timely bind and sell policies. Furthermore, our business, operating results and financial condition could be adversely affected if, as a result of the macro-economic effects of the COVID-19 pandemic, demand for the products we sell on behalf of carriers declines, our carriers seek to renegotiate their commission arrangements with us or the policyholders to whom we have sold policies stop making their premium payments.

The full extent to which the outbreak of COVID-19 impacts our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations.

To the extent the COVID-19 pandemic adversely affects our business, operating results and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in our Credit Facilities.

We rely upon third parties to operate our Marketplace technology and any disruption of or interference with our use of such third-party providers would adversely affect our business, results of operations and financial condition.

We outsource our hosting infrastructure to Amazon Web Services and Rackspace, or together, our Hosting Providers, which host our Marketplace technology. Consumers and agents must have the ability to access our Marketplace technology at any time, without interruption or degradation of performance. Our Hosting Providers run their own infrastructure upon which our Marketplace technology and products depend, and we are, therefore, vulnerable to service interruptions at each Hosting Provider. Though very rare, we have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, application hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of one of our Hosting Providers, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Providers is limited, therefore, we rely heavily on third-party security reviews, such as SSAE 16 assessments. Our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our marketplace platform performance, especially during peak usage times, as our marketplace platform becomes more complex and the usage of the platform increases. To the extent we do not effectively address capacity constraints, either through our Hosting Providers or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Providers may adversely affect our ability to meet our customers’ requirements.

The substantial majority of the services we use from our Hosting Providers are for cloud-based server capacity and managed colocation services. We access our Hosting Providers’ infrastructure through standard Internet connectivity. Our Hosting Providers provide us with computing and storage capacity, network capacity, managed colocation space, and leased computing hardware pursuant to agreements that continue until terminated by either party. If any of the data centers become unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate data center provider. Our disaster recovery program contemplates transitioning our platform and products to our backup center in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with our Hosting Providers are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.

Any of the above circumstances or events may cause outages where we are unable to generate revenue, harm our reputation, cause customers to stop using our products, impair our ability to attract new customers and increase revenue from customers, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our revenue, business, results of operations and financial condition.

If individuals or carriers opt for more traditional or alternative channels for the purchase and sale of health insurance, our business could be harmed.

Our success depends, in part, upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the Internet to request further information or contact the distributors directly or indirectly that sell the products we offer. Individuals and carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of healthcare reform. Our future growth, if any, will depend in part upon:

•	the growth of the Internet as a market for individual health insurance plans and services;

•	individuals’ willingness and ability to conduct their own health insurance research;

•	our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;

•	our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and

•	carriers’ willingness to use us and the Internet as a distribution channel for health insurance products and plans.

If individuals and carriers determine that other sources of health insurance and health insurance applications are superior, our business will not grow, and our business, operating results and financial condition could be harmed.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations.

A significant portion of our total assets consists of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 65.2% of total assets on our balance sheet as of June 30, 2020. We evaluate goodwill and intangible assets for impairment annually in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our operating results and financial condition.

Changes in lease accounting standards may materially and adversely affect us.

Beginning on January 1, 2022, the Financial Accounting Standards Board, or FASB, rules will require that we account for our office space leases as assets and liabilities on our balance sheet. We previously accounted for such leases on an “off-balance sheet” basis. As a result of these changes to the FASB rules, we will be required to record lease-related assets and liabilities on our balance sheet, and the way in which we record and classify our lease-related expenses may change as well. Though these changes will not have any direct effect on our overall financial condition, they will cause the total amount of assets and liabilities we report to increase.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

Operating and growing our business is expected to require further investments in our business. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. Our business model does not require us to hold a significant amount of cash and cash equivalents at any given time and if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to you or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results and financial condition could be materially and adversely affected.

If we fail to manage future growth effectively, our business, operating results and financial condition would be harmed.

We have expanded our operations significantly and anticipate that further expansion will be required in order for us to grow our business. Our growth has placed and will continue to place increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage our growth, the quality of our services could suffer, which could harm our business, operating results and financial condition. In order to manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, operating results and financial condition could be harmed. We will also be required to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements may require significant capital expenditures and will place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

If we are unable to maintain a high level of service, our business, operating results and financial condition may be harmed.

One of the key attributes of our business is providing high quality service to our carriers and customers. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially and adversely affect our operating results. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle customer calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to absenteeism, training, turnover, disruptions at our facilities, including due to the effects of the COVID-19 pandemic, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our business, operating results and financial condition would be harmed.

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies, which could negatively impact our business, operating results and financial condition.

The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may apply to and restrict our activities, including our software development operations in Slovakia. If we were to violate any such laws or regulations, we may face significant legal and monetary penalties. The U.S. government has indicated that it is focused on FCPA enforcement, which may increase the risk that we become the subject of such actual or threatened enforcement. As such, a violation of the FCPA or other applicable regulations could have a material adverse effect on our business.

Global economic conditions could materially and adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, and conditions in the financial markets. A severe or prolonged economic downturn could adversely affect consumers’ financial condition and the demand for insurance products.

We are also exposed to risks associated with the potential financial instability of our carriers and customers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, customers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our carriers. In addition, events in the U.S. or foreign markets, such as the U.K.’s exit from the European Union, the worldwide effects from the spread of COVID-19 and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our carriers may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if carriers are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect carriers and customers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect our business, operating results and financial condition. See “—The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.”

Acquisitions of other businesses or technologies could disrupt and harm our business, operating results and financial condition.

We have in the past acquired businesses and in the future may decide to acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:

•

an acquisition may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges;

•	an acquisition undertaken for strategic business purposes may negatively impact our results of operations;

•

we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•

we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked these controls, procedures and policies;

•	the acquired businesses may have unexpected liabilities that we will be forced to assume;

•	the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results; and

•	acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience, such as our acquisition of Creatix which had operations in Slovakia.

We cannot assure you that we will be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we may not realize the anticipated benefits from the acquisition or that the financial markets or investors will negatively view the acquisition. Even if we successfully complete an acquisition, it could harm our business, operating results and financial condition.

Our business may not grow if consumers are not informed about the availability and accessibility of affordable health insurance.

Numerous health insurance products are available to consumers in any given market. Most of these products vary by price, benefits and other policy features. Health insurance terminology and provisions are often confusing and difficult to understand. As a result, researching, selecting and purchasing health insurance can be a complex process. We believe that this complexity has contributed to a perception held by many consumers that individual health insurance is prohibitively expensive and difficult to obtain. If consumers are not informed about the availability and accessibility of affordable health insurance, our business may not grow and our business, operating results and financial condition would be harmed.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income or other tax returns or changes in tax legislation could adversely affect our business, operating results and financial condition.

Our provision for income taxes is subject to volatility and could be adversely affected by a number of factors, including earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expected timing and amount of the release of any tax valuation allowances, tax effects of share-based compensation, outcomes as a result of tax examinations or by changes in tax laws, regulations, accounting principles, including accounting for uncertain tax positions, or interpretations thereof.

To the extent that our provision for income taxes is subject to volatility or adverse outcomes as a result of tax examinations, our operating results could be harmed. Significant judgment is required to determine the recognition and measurement attribute prescribed in U.S. GAAP relating to accounting for income taxes. In addition, we are subject to examinations of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our business, operating results and financial condition.

On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the applicability of the CARES Act to us; however, we believe that the CARES Act will not have a material impact on our business.

Risks Related to Our Intellectual Property and Technology

We rely on data provided to us by customers, carriers and third-party lead suppliers to improve our technology and service offerings, and if we are unable to maintain or grow such data, we may be unable to provide customers with an insurance shopping experience that is relevant, efficient and effective, which could adversely affect our business.

Our business relies on the data provided to us by customers, carriers and third-party lead suppliers. The large amount of data that we use in operating our marketplace platform, and the accuracy of such data, is critical to our ability to provide a relevant, efficient and effective insurance shopping experience for customers. For example, if the data provided to us by our customers during the insurance shopping process is not accurate, our ability to match our customers with relevant and suitable insurance products would be impaired, which could lead to an increase in rejections of policies that we submit to carriers. Further, if we are unable to maintain or effectively utilize the data provided to us, the value that we provide to customers and carriers may be limited as well. If we do not obtain accurate data from our consumers or if we are unable to maintain or effectively utilize the data provided to us, consumers who use our platform could have a negative shopping experience, which could materially and adversely affect our business, operating results and financial condition.

Although we have made substantial investments into our technology systems, we cannot assure you that we will be able to continually collect and retain sufficient data, or improve our data technologies to satisfy our operating needs. Failure to do so could materially and adversely affect our business, operating results and financial condition.

Our business is subject to security risks and, if we are subject to cyber-attacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, and the transmission of this information to their chosen carriers and to government. For example, in our online lead generation business, we collect and disclose names, contact information, date of birth, and sensitive information regarding the medical history of consumers. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.

Because our services involve the collection, processing, use, storage and transmission of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, we are subject to various laws, regulations, industry standards and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. We also hold a significant amount of personal information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third-party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches and other threats to our information technology systems. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.

Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation, cause the termination of relationships with government-run health insurance exchanges, carriers, and/or our customers, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. The CCPA, in particular, includes a private right of action for California consumers whose CCPA-covered personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a data breach impacting such information. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result. In addition, in the event that additional data security laws are implemented, or our carrier or other partners determine to impose additional requirements on us relating to data security, we may not be able to timely comply with such requirements or such requirements may not be compatible with our current processes. For example, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and the New York SHIELD Act. New data security laws add additional complexity, requirements, restrictions and potential legal risk and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Changing our processes to comply with new laws or new requirements imposed by our carriers could be time consuming and expensive, and failure to timely implement required changes could result in our inability to sell health insurance plans in a particular jurisdiction or for a particular carrier or subject us to liability for non-compliance, any of which would damage our business, operating results and financial condition. For instance, carriers may require us to be compliant with the Payment Card Industry Data Security Standard, or PCI DSS, security standards in order to accept credit card information from customers or require us to comply with privacy and security standards to do business with us at all. PCI DSS compliance and compliance with other privacy and security standards are regularly assessed, and the possibility exists that we may not always be compliant with the standards. If we are not in compliance, we may not be able to accept credit card information from customers to the extent needed, or conduct health insurance business, and our relationship with carriers could be adversely impacted or terminated, which would harm our business, operating results and financial condition.

We may not be able to adequately protect our intellectual property, which could harm our business and operating results.

We believe that our intellectual property is an essential asset of our business and that our technology currently gives us a competitive advantage in the distribution of Medicare-related, individual and family health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the United States. The efforts we have taken to protect our intellectual property may not be sufficient or effective. In addition, monitoring unauthorized uses of our intellectual property and unauthorized disclosures of our trade secrets and other confidential or proprietary information can be difficult, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other proprietary rights are unenforceable. If we are not successful in cost-effectively protecting our confidential information, trade secrets and other intellectual property rights, our business, operating results and financial condition could be harmed. Further, if a competitor lawfully obtains or independently develops the technology that we maintain as a trade secret, we would have no right to prevent such competitor from using that technology or proprietary information to compete with us, which could harm our competitive position.

In addition, we use open source software in connection with our proprietary software and expect to continue to use open source software in the future. Some open-source licenses, commonly referred to as “copyleft” licenses, require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. We try to insulate our proprietary code from the effects of such “copyleft” provisions. While we have policies in place to avoid usage of software from “copyleft” licenses, and while we conduct audits and have other procedures in place in an effort to ensure these policies are followed, we cannot guarantee that these efforts will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source software change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open source software into our proprietary software in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate or circumvent our trademarks, copyrights and other intellectual property rights. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation.

Actions we may take to enforce our intellectual property rights may be expensive and divert management’s attention away from the ordinary operation of our business, and our inability to secure and protect our intellectual property rights could materially and adversely affect our brand and business, operating results and financial condition. Furthermore, such enforcement actions, even if successful, may not result in an adequate remedy. In addition, many companies have the capability to dedicate greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third-party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our products and platform capabilities or cease business activities related to such intellectual property.

Although we carry general liability insurance, our insurance may not cover potential claims of this type and may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Such claims could subject us to significant liability for damages and could result in our having to stop using technology found to be in violation of a third party’s rights. Further, we might be required to seek a license for third-party intellectual property, which may not be available on reasonable royalty or other terms. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit our services, which could affect our ability to compete effectively. Any of these results would harm our business, operating results and financial condition.

Risks Related to Our Indebtedness

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

The total principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, as of June 30, 2020 was $414.4 million, consisting of $297.7 million and $116.7 million outstanding under our Term Loan Facility and Incremental Term Loan Facility, respectively. Our indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•	limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;

•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•

making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and

•

exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations.

Restrictions imposed by our Credit Facilities may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our Credit Facilities restrict us and our restricted subsidiaries from engaging in specified types of transactions. These covenants restrict our ability, and that of our restricted subsidiaries, to, among other things:

•	incur indebtedness;

•	incur certain liens;

•	consolidate, merge or sell or otherwise dispose of assets;

•	make investments, loans, advances, guarantees and acquisitions;

•	pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;

•	enter into transactions with affiliates;

•	alter the business conducted by us and our subsidiaries;

•	change their fiscal year; and

•	amend or modify governing documents.

A breach of any of these covenants, or any other covenant in the documents governing our Credit Facilities, could result in a default or event of default under our Credit Facilities. In the event of any event of default under our Credit Facilities, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Credit Facilities. We have pledged substantially all of our assets as collateral securing our Credit Facilities and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under our Credit Facilities or other outstanding indebtedness would also likely have a material adverse effect on us.

Pursuant to our Credit Agreement, we are required to maintain, on a consolidated basis, a maximum ratio of consolidated total net debt to consolidated EBITDA (with certain adjustments as set forth in the Credit Agreement), tested as of the last day of the most recently completed four consecutive fiscal quarters. Our ability to borrow under our Credit Agreement depends on our compliance with this financial covenant. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

Developments with respect to LIBOR may affect our borrowings under our Credit Facilities.

Regulators and law enforcement agencies in the U.K. and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association, or the BBA, in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR quotes after 2021.

Our Credit Agreement provides that interest may be based on LIBOR and for the use of an alternate rate to LIBOR in the event LIBOR is phased-out; however, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. The establishment of alternative reference rates or implementation of any other potential changes may materially and adversely affect our business, operating results and financial condition.

Risks Related to Our Organizational Structure

Our principal asset is our interest in GoHealth Holdings, LLC, and, as a result, we depend on distributions from GoHealth Holdings, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. GoHealth Holdings, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of GoHealth Holdings, LLC and its subsidiaries and distributions we receive from GoHealth Holdings, LLC. There can be no assurance that GoHealth Holdings, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although GoHealth Holdings, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to us, the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to GoHealth Holdings, LLC.

GoHealth Holdings, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of GoHealth Holdings, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of GoHealth Holdings, LLC. Under the terms of the GoHealth Holdings, LLC Agreement, GoHealth Holdings, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which could be significant. We intend, as its managing member, to cause GoHealth Holdings, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, GoHealth Holdings, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which GoHealth Holdings, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering GoHealth Holdings, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if GoHealth Holdings, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks Related to the Ownership of our Class A Common Stock.”

Under the GoHealth Holdings, LLC Agreement, we intend to cause GoHealth Holdings, LLC, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of GoHealth Holdings, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to GoHealth Holdings, LLC’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in GoHealth Holdings, LLC from other equityholders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to GoHealth Holdings, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and such payments could be substantial.

Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) GoHealth, Inc.’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) the increases in our share of the tax basis of assets of GoHealth Holdings, LLC resulting from (a) the purchase of LLC Interests directly from GoHealth Holdings, LLC and the partial redemption of LLC Interests by GoHealth Holdings, LLC, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (c) certain distributions (or deemed distributions) by GoHealth Holdings, LLC; and (3) certain other tax benefits arising from payments under the Tax Receivable Agreement. The amount of cash payments we are required to make under the Tax Receivable Agreement could be substantial. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Payments under the Tax Receivable Agreement are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in GoHealth Holdings, LLC. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The existing tax basis acquired in connection with the Transactions, the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit the holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners. The Tax Receivable Agreement provides for the payment by us to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) GoHealth, Inc.’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) the increases in our share of the tax basis of assets of GoHealth Holdings, LLC resulting from (a) the purchase of LLC Interests directly from GoHealth Holdings, LLC and, the partial redemption of LLC Interests by GoHealth Holdings, LLC (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (c) certain distributions (or deemed distributions) by GoHealth Holdings, LLC; and (3) certain other tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the Continuing Equity Owners and the Blocker Shareholders may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur, or (3) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of Centerbridge and NVX Holdings. The interests of Centerbridge or NVX Holdings in any such challenge may differ from or conflict with our interests and your interests, and Centerbridge or NVX Holdings may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner or a Blocker Shareholder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner and/or a Blocker Shareholder, as applicable, will be netted against any future cash payments we might otherwise be required to make to such Continuing Equity Owner and/or such Blocker Shareholder, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner and/or a Blocker Shareholder, as applicable, for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner and/or a Blocker Shareholder that are the subject of the Tax Receivable Agreement.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	allocation of expenses to and among different jurisdictions;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, tax treaties, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of GoHealth Holdings, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and GoHealth Holdings, LLC intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of GoHealth Holdings, LLC, we control and operate GoHealth Holdings, LLC. On that basis, we believe that our interest in GoHealth Holdings, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of GoHealth Holdings, LLC, or if GoHealth Holdings, LLC itself becomes an investment company, our interest in GoHealth Holdings, LLC could be deemed an “investment security” for purposes of the 1940 Act.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to the Ownership of our Class A Common Stock

The Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders.

As of August 14, 2020, the Founders and Centerbridge control, in the aggregate, approximately 69.6% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that the Founders and Centerbridge elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.

We expect that members of our board will continue to be appointed by and/or affiliated with the Founders and Centerbridge who will have the ability to appoint the majority of directors. The Founders and Centerbridge can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with the Founders and Centerbridge may have an adverse effect on the price of our Class A common stock. The Founders and Centerbridge may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests.

Further, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. See “—Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.”

Centerbridge and its affiliates engage in a broad spectrum of activities. In the ordinary course of its business activities, Centerbridge and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. Centerbridge or one of its affiliates may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Centerbridge may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the dual class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

NVX Holdings and Centerbridge have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” within the meaning of the Nasdaq rules. As such, we qualify for, and rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We utilize certain exemptions afforded to a “controlled company.” As a result, we are not be subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	a classified board of directors with staggered three-year terms;

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	no cumulative voting in the election of directors;

•

subject to the rights of the holders of any preferred stock and the terms of the Stockholders Agreement, the number of directors shall be determined exclusively by the a majority of the whole board or directors;

•

the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock (other than directors appointed pursuant to the Stockholders Agreement, who may be removed with or without cause in accordance with the terms of the Stockholders Agreement);

•

at any time when Centerbridge beneficially owns, in the aggregate, less than 40% of the voting power entitled to vote generally in the election our directors, that stockholders may not act by written consent; and

•

at any time when Centerbridge beneficially owns, in the aggregate, less than 40% of the voting power entitled to vote generally in the election our directors, that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, provided, however, that, under our amended and restated certificate of incorporation, Centerbridge and NVX Holdings and any of their respective affiliates are not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly will not be subject to such restrictions.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.07 billion in nonconvertible debt; and

•

the date on which it is deemed to be a “large accelerated filer, ” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•

be exempt from the requirement of the Public Company Accounting Oversight Board, or PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

An active, liquid trading market for our Class A common stock may not be sustained, which may cause our Class A common stock to trade at a discount from the price you paid and make it difficult for you to sell the Class A common stock you purchase.

We cannot predict the extent to which investor interest in us will lead to a trading market being sustained or how active and liquid that market may remain. If an active and liquid trading market does not continue, you may have difficulty selling any of our Class A common stock that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our Class A common stock. You may not be able to sell your shares of our Class A common stock at or above the price you paid for them, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries, therefore, has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries.

As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who do cover us stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

We are subject to the Nasdaq rules and the rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are subject to the Nasdaq rules and the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer. As described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Being a public company and being subject to new rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of August 14, 2020, we have outstanding a total of 84,182,961 shares of Class A common stock. Of the outstanding shares, the 43,500,000 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the shares of Class A common stock issued to the Blocker Shareholders in the Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

Our directors and executive officers, and substantially all of our stockholders entered into lock-up agreements with the underwriters prior to our IPO pursuant to which each of these persons or entities, subject to certain exceptions, for a period of 180 days after the date of the Prospectus, may not, without the prior written consent of any two of Goldman Sachs & Co. LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC, (1) offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of any shares of our Class A common stock, or any options or warrants to purchase any shares of our Class A common stock, or any securities convertible into or exchangeable for or that represent the right to receive shares of our Class A common stock (including, without limitation, common stock or such other securities which may be deemed to be beneficially owned by such directors, executive officers, managers and members in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant); (2) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to, or which reasonably could be expected to lead to, or result in, a sale, loan, pledge or other disposition of shares of our Class A common stock or such other securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of Class A common stock or such other securities, in cash or otherwise; or (3) make any demand for or exercise any right with respect to the registration of any shares of our Class A common stock or any security convertible into or exercisable or exchangeable for our common stock.

In addition, certain of our employees who hold Performance Units, including certain of our executive officers, entered into lock-up agreements in substantially the same form as the lock-up agreements with the underwriters.

In addition, any Class A common stock that we issue under the 2020 Incentive Award Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase Class A common stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you, or may adversely impact the price of our Class A common stock.

Our stock price may change significantly, and you may not be able to resell shares of our Class A common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

You may not be able to resell your shares at or above the price which you paid for them due to a number of factors included herein, including the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	technology changes, changes in consumer behavior or changes in merchant relationships in our industry;

•	security breaches related to our systems or those of our merchants, affiliates or strategic partners;

•	changes in economic conditions for companies in our industry;

•	changes in market valuations of, or earnings and other announcements by, companies in our industry;

•	declines in the market prices of stocks generally, particularly those of global payment companies;

•	strategic actions by us or our competitors;

•

announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;

•	changes in business or regulatory conditions;

•	future sales of our Class A common stock or other securities;

•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation or governmental investigations;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•

other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In connection with the Transactions and our IPO, we issued (a) 229,399,322 shares of Class B common stock to the Continuing Equity Owners on a one-for-one basis for the number of LLC Interests held by such owners and for nominal consideration and (b) 40,682,961 shares of Class A common stock to the Blocker Shareholders. The issuances of shares of Class A common stock and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Use of Proceeds from IPO

On July 14, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-239287), as amended, filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 50,025,000 shares of our Class A common stock with a proposed maximum aggregate offering price of approximately $1.05 billion. Goldman Sachs & Co. LLC, BofA Securities, Inc., and Morgan Stanley & Co. LLC acted as representatives of the underwriters for the offering. On July 17, 2020, we issued and sold 43,500,000 shares of our Class A common stock at a price to the public of $21.00 per share, after which the offering terminated. Upon completion of our IPO on July 17, 2020, we received net proceeds of approximately $852.0 million, after deducting the underwriting discount of $50.2 million and offering expenses of $11.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We used the net proceeds from the IPO to (i) purchase 38,679,685 LLC Interests directly from GoHealth Holdings, LLC at a price per unit equal to the IPO price per share of Class A common stock in the IPO less the underwriting discounts and commissions and (ii) pay $96.2 million in cash to the Blocker Shareholders as partial consideration of the Blocker Merger. Thus, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.					*

3.2	Amended and Restated Bylaws of GoHealth, Inc.					*

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1	Incremental Facility Agreement and Technical Amendment No. 2 to Credit Agreement, dated as of May 7, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	S-1	333-239287	10.5	6/19/2020

10.2	Incremental Facility Agreement and Technical Amendment No. 3 to Credit Agreement, dated as of June 11, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.					*

10.3	GoHealth, Inc. 2020 Incentive Award Plan.	S-1/A	333-239287	10.6	7/8/2020

10.4	GoHealth, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239287	10.7	7/8/2020

10.5	Form of Indemnification and Advancement Agreement between GoHealth, Inc. and its directors and officers.	S-1	333-239287	10.9	6/19/20

10.6	GoHealth Holdings, LLC Profits Unit Plan.	S-1/A	333-239287	10.9	7/6/2020

10.7	Form of Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.10	7/6/2020

10.8	Form of Amendment No. 1 to Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.11	7/8/2020

10.9	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton P. Jones	S-1/A	333-239287	10.13	7/8/2020

10.10	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Shane A. Cruz	S-1/A	333-239287	10.14	7/8/2020

10.11	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and James A. Sharman	S-1/A	333-239287	10.15	7/8/2020

10.12	GoHealth, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-239287	10.16	7/8/2020

10.13	Form Director Profits Unit Agreement.	S-1/A	333-239287	10.17	7/8/2020

10.14	Form Amendment No. 1 to Director Profits Unit Agreement.	S-1/A	333-239287	10.18	7/8/2020

10.15	Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-1/A	333-239287	10.19	7/8/2020

10.16	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-239287	10.20	7/8/2020

10.17	Tax Receivable Agreement, dated July 15, 2020, by and among the GoHealth, Inc., GoHealth, LLC, CB Blizzard Co-Invest Holdings, L.P., CCP III AIV VII Holdings, L.P. and each of the Members from time to time party thereto	8-K	001-39390	10.1	7/17/20

10.18	Registration Rights Agreement, dated July 15, 2020, by and among GoHealth, Inc. and each other person identified on the schedule of investors attached thereto	8-K	001-39390	10.2	7/17/20

10.19	Second Amended and Restated Limited Liability Company Agreement of GoHealth, LLC, dated July 15, 2020, by and among GoHealth, LLC and its Members	8-K	001-39390	10.3	7/17/20

10.20	Stockholders Agreement, dated July 15, 2020, by and among GoHealth, Inc. and the persons and entities listed on the schedules attached thereto	8-K	001-39390	10.4	7/17/20

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date: August 19, 2020	By:	/s/ Clinton P. Jones
Clinton P. Jones
Chief Executive Officer

Date: August 19, 2020	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen
Chief Financial Officer