Form 10-Q
period 2020-09-30
GoHealth, Inc.
filed 2020-11-13
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-39390
__________________________
GoHealth, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	85-0563805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 West Huron St.		60654
Chicago,	Illinois
(Address of principal executive offices)		(Zip Code)
(312) 386-8200
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	GOCO	The Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2020, the registrant had 84,182,961 shares of Class A common stock, $0.0001 par value per share, outstanding and 236,997,109 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
CERTAIN DEFINITIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:
•“we,” “us,” “our,” the “Company,” “GoHealth” and similar references refer: (1) following the consummation of the Transactions, including our initial public offering, or IPO, to GoHealth, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), and (2) prior to the completion of the Transactions, including our IPO, to GoHealth Holdings, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries, or, as applicable, the Predecessor.
•“Blocker Company” refers to an entity affiliated with Centerbridge that was an indirect owner of LLC Interests in GoHealth Holdings, LLC prior to the Transactions and is taxable as a corporation for U.S. federal income tax purposes.
•“Blocker Shareholders” refer to entities affiliated with Centerbridge, the owners of the Blocker Company prior to the Transactions, who exchanged their interests in the Blocker Company for shares of our Class A common stock and cash in connection with the consummation of the Transactions.
•“Centerbridge” refers to Centerbridge Capital Partners III, L.P., our sponsor and a Delaware limited partnership, certain funds affiliated with Centerbridge Capital Partners III, L.P. and other entities over which Centerbridge Capital Partners III, L.P. has voting control (including any such fund or entity formed to hold shares of Class A common stock for the Blocker Shareholders).
•“Centerbridge Acquisition” refers to the acquisition, on September 13, 2019, by Centerbridge, indirectly through a subsidiary of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), an entity formed in contemplation of the acquisition, of a 100% interest in Norvax.
•“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, Norwest, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock

(and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market, or the Nasdaq rules) who are disinterested), cash or newly-issued shares of our Class A common stock.
•“Founders” refer to Brandon M. Cruz, our Co-Founder and Chief Strategy Officer and Special Advisor to the Executive Team, and Clinton P. Jones, our Co-Founder and Chief Executive Officer.
•“Former Profits Unit Holders” refers collectively to certain of our directors and certain current and former officers and employees, in each case, who directly or indirectly held existing vested and unvested profits units, which were comprised of profits units that have time-based vesting conditions and profits units that have performance-based vesting conditions, of GoHealth Holdings, LLC pursuant to GoHealth Holdings, LLC’s existing profits unit plan and who received LLC Interests in exchange for their profits units in connection with the Transactions. LLC Interests received in exchange for unvested profits units remain subject to their existing time-based vesting requirements. Profit units with performance-based vesting conditions fully vested as such conditions were met in connection with our IPO.
•“GoHealth Holdings, LLC Agreement” refers to GoHealth Holdings, LLC’s amended and restated limited liability company agreement, which became effective substantially concurrently with or prior to the consummation of our IPO.
•“LLC Interests” refer to the common units of GoHealth Holdings, LLC, including those that we purchased with a portion of the net proceeds from our IPO.
•“Norwest” refers to Norwest Equity Partners and certain funds affiliated with Norwest Equity Partners.
•“Norvax” or “Predecessor” refers to Norvax, LLC, a Delaware limited liability company and a subsidiary of GoHealth Holdings, LLC.
•“NVX Holdings” refers to NVX Holdings, Inc., a Delaware corporation that is controlled by the Founders.
•“Original Equity Owners” refer to the owners of LLC Interests in GoHealth Holdings, LLC prior to the consummation of the Transactions, collectively, which include Centerbridge, Norwest, our Founders and certain executive officers, employees and other minority investors.
•“Transactions” refer to our IPO and certain organizational transactions that were effected in connection with our IPO, and the application of the net proceeds therefrom. See Note 1 to the condensed consolidated financial statements for a description of the Transactions.
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
KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Approved Submissions” refer to Submitted Policies approved by carriers for the identified product during the indicated period.
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for share-based compensation expense, change in fair value of contingent consideration liability, Centerbridge Acquisition costs, severance costs and incremental organizational costs in connection with our IPO.
•“Adjusted EBITDA margin” refers to Adjusted EBITDA divided by net revenues.
•“Consumer interactions” refer to the number of times a consumer calls us or visits us online.
•“Consumer lead” refers to a consumer for which we have collected some personally identifiable information related to health insurance.
•“EBITDA” represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense.
•“Impressions” refer to the number of times our advertisement is shown to consumers through any medium, regardless of whether such consumers have viewed, clicked through or otherwise interacted with the advertisement.
•“LTV Per Approved Submission” refers to the Lifetime Value of Commissions per Approved Submission, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved

Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, divided by (ii) the number of commissionable Approved Submissions for such period.
•“LTV/CAC” refers to the Lifetime Value of Commissions per Consumer Acquisition Cost, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, or LTV, divided by (ii) the cost to convert a prospect into a customer less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less other revenue and is presented on a per commissionable Approved Submission basis.
•“Qualified prospect” refers to a consumer that has confirmed an interest to us in shopping for health insurance over the phone, online or via live transfer to our agents, both through the internal and external channels.
•“Submitted Policies” refer to completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier.
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
Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation, expense related to the accelerated vesting of certain equity awards, change in fair value of contingent consideration liability, Centerbridge Acquisition costs, severance costs and incremental organizational costs in connection with the IPO. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

GoHealth, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts, unaudited)

	Successor		Predecessor	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Net revenues:
Commission	$101,390	$13,723	$64,542	$310,506	$13,723	$175,834
Enterprise	61,970	6,067	22,868	120,921	6,067	55,176
Net revenues	163,360	19,790	87,410	431,427	19,790	231,010
Operating expenses:
Cost of revenue	25,827	4,737	25,055	104,520	4,737	79,169
Marketing and advertising	62,848	7,140	21,332	110,556	7,140	37,769
Customer care and enrollment	52,896	4,625	19,396	105,267	4,625	49,149
Technology	39,520	518	31,856	49,818	518	40,312
General and administrative	156,551	2,286	65,123	177,400	2,286	79,219
Change in fair value of contingent consideration liability	—	—	—	19,700	—	—
Amortization of intangible assets	23,514	4,703	—	70,543	4,703	—
Acquisition related transaction costs	—	6,245	1,968	—	6,245	2,267
Total operating expenses	361,156	30,254	164,730	637,804	30,254	287,885
Loss from operations	(197,796)	(10,464)	(77,320)	(206,377)	(10,464)	(56,875)
Interest expense	8,636	1,289	31	24,378	1,289	140
Other (income) expense	2	(10)	67	(494)	(10)	114
Loss before income taxes	(206,434)	(11,743)	(77,418)	(230,261)	(11,743)	(57,129)
Income tax (benefit) expense	62	(37)	(78)	38	(37)	(66)
Net loss	$(206,496)	$(11,706)	$(77,340)	$(230,299)	$(11,706)	$(57,063)
Net loss attributable to noncontrolling interests	(150,076)	—	—	(150,076)	—	—
Net loss attributable to GoHealth, Inc.	$(56,420)	$(11,706)	$(77,340)	$(80,223)	$(11,706)	$(57,063)
Net loss per share (Note 9):
Net loss per share of Class A common stock —basic and diluted (1)	$(0.65)			$(0.65)
Weighted-average shares of Class A common stock outstanding—basic and diluted	84,182,961			84,182,961
____________
(1)Net loss per share of Class A common stock—basic and diluted is the same for both the three and nine months ended September 30, 2020 as both periods are based on the post-IPO net loss from July 17, 2020 to September 30, 2020.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(dollars in thousands, unaudited)

	Successor		Predecessor	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Net loss	$(206,496)	$(11,706)	$(77,340)	$(230,299)	$(11,706)	$(57,063)
Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(2)	21	13	(2)	(32)
Comprehensive loss	(206,581)	(11,708)	(77,319)	(230,286)	(11,708)	(57,095)
Comprehensive loss attributable to noncontrolling interests	(150,145)	—	—	(150,145)	—	—
Comprehensive loss attributable to GoHealth, Inc.	$(56,436)	$(11,708)	$(77,319)	$(80,141)	$(11,708)	$(57,095)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	Successor	Successor
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$294,598	$12,276
Accounts receivable, net of allowance for doubtful accounts of $522 in 2020 and $904 in 2019	7,921	24,461
Commissions receivable – current	95,122	101,078
Prepaid expenses and other current assets	19,530	5,954
Total current assets	417,171	143,769
Commissions receivable – non-current	405,697	281,853
Property, equipment, and capitalized software, net	15,463	6,339
Intangible assets, net	712,240	782,783
Goodwill	386,553	386,553
Other long-term assets	1,134	998
Total assets	$1,938,258	$1,602,295
Liabilities and stockholders/members’ equity
Current liabilities:
Accounts payable	$9,181	$13,582
Accrued liabilities	20,775	22,568
Commissions payable – current	52,029	56,003
Deferred revenue	55,406	15,218
Current portion of debt	4,170	3,000
Other current liabilities	3,765	2,694
Total current liabilities	145,326	113,065
Non-current liabilities:
Commissions payable – non-current	129,446	97,489
Long-term debt, net of current portion	396,817	288,233
Contingent consideration	—	242,700
Other non-current liabilities	3,500	664
Total non-current liabilities	529,763	629,086
Commitments and contingencies (Note 11)
Stockholders’/members’ equity:
Members’ interest	—	860,161
Class A common stock – $0.0001 par value; 1,100,000,000 shares authorized; 84,182,961 shares issued and outstanding at September 30, 2020	8	—
Class B common stock – $0.0001 par value; 619,003,717 shares authorized; 236,997,109 shares issued and outstanding at September 30, 2020	24	—
Preferred stock – $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2020	—	—
Additional paid-in capital	392,490	—
Accumulated other comprehensive loss	(85)	(17)
Accumulated deficit	(54,758)
Total stockholders’ equity attributable to GoHealth, Inc./members’ equity	337,679	860,144
Non-controlling interests	925,490	—
Total stockholders’/members’ equity	1,263,169	860,144
Total liabilities and stockholders’/members’ equity	$1,938,258	$1,602,295
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth, Inc.
Condensed Consolidated Statements of Changes in Stockholders'/Members’ Equity
(dollars and shares in thousands, unaudited)

	Three Months Ended September 30, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Stockholders’/Members’ Equity
Successor:
Balance at June 30, 2020	$1,047,513						$—			$—
Net loss prior to the Transactions	(1,662)									—
Share-based compensation expense prior to the Transactions	106									—
Foreign currency translation adjustment prior to the Transactions	(155)									—
Effect of the Transactions	(1,045,802)			307,980	31	(524,977)			1,570,748	1,045,802
Issuance of common stock sold in IPO, net of offering costs		43,500	4			852,403				852,407
Effect of the Blocker Merger		40,683	4	(45,503)	(5)				(96,164)	(96,165)
Effect of purchase of LLC Interests				(25,480)	(2)				(508,318)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Net loss subsequent to the Transactions							(54,758)		(150,076)	(204,834)
Share-based compensation expense subsequent to the Transactions						2,664				2,664
Foreign currency translation adjustment subsequent to the Transactions								(85)		(85)
Balance at September 30, 2020	$—	84,183	$8	236,997	$24	$392,490	$(54,758)	$(85)	$925,490	$1,263,169

	Period from September 13, 2019 through September 30, 2019
Successor:
Balance at September 13, 2019	$847,263									$847,263
Other	(3,545)									(3,545)
Foreign currency translation adjustment								(2)		(2)
Net loss	(11,706)									(11,706)
Balance at September 30, 2019	$832,012	—	$—	—	$—	$—	$—	$(2)	$—	$832,010

GoHealth, Inc.
Condensed Consolidated Statements of Changes in Stockholders'/Members’ Equity (continued)
(dollars and shares in thousands, unaudited)

	Period from July 1, 2019 through September 12, 2019
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Members’ Equity
Predecessor:
Balance at July 1, 2019	$2,435						$(298,824)	$(39)		$(296,428)
Redeemable Class B unit accretion							(8,405)			(8,405)
Conversion of Redeemable Class B Units	384,404									384,404
Foreign currency translation adjustment								21		21
Net loss							(77,340)			(77,340)
Balance at September 12, 2019	$386,839	—	$—	—	$—	$—	$(384,569)	$(18)	$—	$2,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth, Inc.
Condensed Consolidated Statements of Changes in Stockholders'/Members’ Equity (continued)
(dollars and shares in thousands, unaudited)

	Nine Months Ended September 30, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Stockholders’/Members’ Equity
Successor:
Balance at January 1, 2020	$860,144									$—
Issuance of Senior Preferred Earnout units	100,000									—
Issuance of Common Earnout Units	100,000									—
Issuance of Common Units	10,000									—
Net loss prior to the Transactions	(25,465)									—
Share-based compensation expense prior to the Transactions	1,182									—
Foreign currency translation adjustment prior to the Transactions	(59)									—
Effect of the Transactions	(1,045,802)			307,980	31	(524,977)			1,570,748	1,045,802
Issuance of common stock sold in IPO, net of offering costs		43,500	4			852,403				852,407
Effect of the Blocker Merger		40,683	4	(45,503)	(5)				(96,164)	(96,165)
Effect of purchase of LLC Interests				(25,480)	(2)				(508,318)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Net loss subsequent to the Transactions							(54,758)		(150,076)	(204,834)
Share-based compensation expense subsequent to the Transactions						2,664				2,664
Foreign currency translation adjustment subsequent to the Transactions								(85)		(85)
Balance at September 30, 2020	$—	84,183	$8	236,997	$24	$392,490	$(54,758)	$(85)	$925,490	$1,263,169

GoHealth, Inc.
Condensed Consolidated Statements of Changes in Stockholders'/Members’ Equity (continued)
(dollars and shares in thousands, unaudited)

	Period from January 1, 2019 through September 12, 2019
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Members’ Equity
Predecessor:
Balance at January 1, 2019	$2,435						$(189,102)	$14		$(186,653)
Redeemable Class B unit accretion							(138,404)			(138,404)
Conversion of Redeemable Class B Units	384,404									384,404
Foreign currency translation adjustment								(32)		(32)
Net loss							(57,063)			(57,063)
Balance at September 12, 2019	$386,839	$—	$—	$—	$—	$—	$(384,569)	$(18)	$—	$2,252

GoHealth, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands, unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Operating activities:
Net loss	$(230,299)	$(11,706)	$(57,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	213,146	—	87,060
Depreciation and amortization	2,899	92	4,247
Amortization of intangible assets	70,543	4,703	—
Amortization of debt discount and issuance costs	1,744	79	—
Change in fair value of contingent consideration	19,700	—	—
Other non-cash items	(1,100)	285	150
Changes in assets and liabilities:
Accounts receivable	17,552	(122)	(108)
Commissions receivable	(117,888)	(15,405)	(63,448)
Prepaid expenses and other assets	(13,576)	(140)	1,325
Accounts payable	(4,402)	3,276	(1,981)
Accrued liabilities	(1,793)	(5,028)	17,860
Deferred revenue	40,188	18,098	1,926
Commissions payable	27,983	8,283	19,228
Other liabilities	4,138	13,728	85
Net cash provided by operating activities	28,835	16,143	9,281
Investing activities:
Acquisition of business, net of cash	—	(807,591)	—
Purchases of property, equipment and software	(12,023)	(813)	(5,597)
Net cash used in investing activities	(12,023)	(808,404)	(5,597)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	852,407	—	—
Payment of partial consideration to Blocker Shareholders in the Blocker Merger	(96,165)	—	—
Purchase of LLC Interests from Continuing Equity Owners	(508,320)	—	—
Settlement of Senior Preferred Earnout Units	(100,000)	—	—
Proceeds received upon issuance of preferred units	—	541,263	—
Proceeds received upon issuance of common units	10,000	—	—
Borrowings under term loans	117,000	300,000	—
Principal payments under term loans	(2,835)	—	—
Borrowings under revolving credit facilities	—	—	56,534
Payments under revolving credit facilities	—	—	(59,915)
Debt issuance cost payments	(6,291)	(9,283)	—
Principal payments under capital lease obligations	(218)	(270)	(68)
Net cash provided by (used in) financing activities	265,578	831,710	(3,449)
Effect of exchange rate changes on cash	(68)	(2)	(32)
Increase in cash and cash equivalents	282,322	39,447	203
Cash and cash equivalents at beginning of period	12,276	708	505
Cash and cash equivalents at end of period	$294,598	$40,155	$708
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$1,104	$277	$113
Purchases of property, equipment and software under capital leases	$—	$—	$744
Issuance of senior preferred earnout units to settle contingent consideration liability	$100,000	$—	$—
Issuance of common A and B units to settle contingent consideration liability	$100,000	$—	$—
Net issuance of Class A and Class B common stock in connection with the Transactions	$30	$—	$—
Settlement of contingent consideration liability	$62,400	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoHealth, Inc.
Notes to Condensed Consolidated Financial Statements
(tabular amounts in thousands, except share and per share amounts)
(unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace whose mission is to improve healthcare in America. The Company works with insurance carriers to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s insurance agents leverage the power of its vertically integrated customer acquisition platform to enroll members in Medicare and individual and family plans. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth”), a wholly owned subsidiary of the Company that was founded in 2001.
The Company was incorporated in Delaware on March 27, 2020 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), a Delaware limited liability company, and its wholly owned subsidiaries (collectively, "GHH, LLC"). On July 17, 2020, the Company completed an initial public offering of 43,500,000 shares of its Class A common stock at a public offering price of $21.00 per share (“the IPO”), receiving approximately $852.4 million in net proceeds, after deducting the underwriting discount and offering expenses.
Pursuant to a reorganization into a holding company structure, the Company is a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, the Company operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conducts its business.
Basis of Presentation and Significant Accounting Policies
In connection with the Company’s IPO, the Company completed a series of organizational transactions (the “Transactions”). The Transactions included:
•The amendment and restatement of the existing limited liability company agreement of GHH, LLC to, among other things, (1) recapitalize all existing ownership interests in GHH, LLC (including profits units awarded under the existing limited liability company agreement of GHH, LLC) and (2) appoint the Company as the sole managing member of GHH, LLC upon its acquisition of LLC Interests in connection with the IPO;
•The amendment and restatement of the Company’s certificate of incorporation to, among other things, provide for (1) Class A common stock, with each share of the Company’s Class A common stock entitling its holder to economic rights and one vote per share on all matters presented to stockholders generally and (2) Class B common stock, with each share of the Company’s Class B common stock being a non-economic share but entitling its holder to one vote per share on all matters presented to stockholders generally (provided that shares of Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees);
•The issuance of 307,980,070 shares of the Company's Class B common stock, including the issuance of 229,399,322 such shares to the Continuing Equity Owners, which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately following the Transactions, for nominal consideration;
•The issuance of 43,500,000 shares of the Company’s Class A common stock to the purchasers in the IPO in exchange for net proceeds, after taking into account the underwriting discount and offering expenses payable by the Company, of approximately $852.4 million;
•The acquisition by the Company of the Blocker Company in a merger transaction (the “Blocker Merger”), which Blocker Company held 45,503,276 LLC interests and a corresponding amount of the Company’s Class B common stock (which shares were cancelled after the Blocker Merger), in exchange for 40,682,961 shares of the Company’s Class A common stock and payment of $96.2 million in cash to Blocker Shareholders;
•The use of the remaining net proceeds from the IPO to (i) pay $508.3 million in cash to redeem 25,479,685 LLC Interests held directly or indirectly by the Continuing Equity Owners, (ii) satisfy in full $100.0 million in aggregate face amount of senior preferred earnout units in connection with the Transactions, and (iii) use for general corporate purposes.

•The Company entered into (1) a stockholders’ agreement with Centerbridge and NVX Holdings, (2) a registration rights agreement with certain of the Continuing Equity Owners and (3) a tax receivable agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders.
In connection with the IPO, the Company became the sole managing member of GHH, LLC and controls the management of GHH, LLC. As a result, the Company consolidates GHH, LLC’s financial results in its consolidated financial statements and reports a 73.3% non-controlling interest for the economic interest in GHH, LLC held by the Continuing Equity Owners. As of September 30, 2020, the Company owned approximately 26.7% of GHH, LLC.
The Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes.
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax, LLC (“Norvax”). On May 6, 2020, Blizzard Parent, LLC changed its name to GoHealth Holdings, LLC. GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these condensed consolidated financial statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of GHH, LLC are carried out by Norvax. On August 15, 2019, GHH, LLC entered a series of arrangements to acquire 100% of the equity interest in Norvax. On September 13, 2019, Blizzard Merger Sub LLC, a transitory merger company of Blizzard Midco, LLC, merged into Norvax, with Norvax continuing as the surviving limited liability company and GHH, LLC's operating entity (the “Acquisition”).
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
Cash accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2020 and December 31, 2019, the Company’s cash balances in the United States exceeded the FDIC-insured limits by $294.3 million and $12.0 million, respectively. The Company also has an immaterial amount of cash held in Europe to fund its Slovakian operations. The Company does not believe it is exposed to any significant risk with respect to cash balances.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of September 30, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 94%, or $7.5 million, of the Company’s total accounts receivable. As of December 31, 2019, five customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 87%, or $21.2 million, of the Company’s total accounts receivable.
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
Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for renewal commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable are future renewal commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and nine months ended September 30, 2020, the period from July 1, 2019 through September 12, 2019, the period from September 13, 2019 through September 30, 2019, or the period from January 1, 2019 through September 12, 2019.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other fees relating to the IPO. Deferred offering costs totaling $7.7 million at June 30, 2020, included in prepaid expenses and other assets, were offset against the proceeds upon the completion of the IPO in July 2020. Total offering costs relating to the IPO were $61.1 million, including the underwriting discount.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, requiring an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.
The Company is compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through the Company’s ecommerce platforms or customer care centers. The Company also generates revenue from non-commission revenue sources, which it refers to as enterprise revenue and which include providing dedicated insurance agent resources for carrier-specific programs, sales of insurance leads to other marketing agencies and carriers, and the implementation and use of the Company’s platform. The Company accounts for payments made under certain carrier-specific arrangements as deductions to revenue.

The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, the Company recognizes revenue for its services in accordance with the following five steps outlined in ASC 606:
•Identification of the contract, or contracts, with a customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Payment of commissions typically commences within 60 days from the policy effective date. Payment terms from non-commission revenue are typically 30 days from the invoice date.
•Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.
•Determination of the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer.
•Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis.
•Recognition of revenue when, or as, the Company satisfies a performance obligation. The Company satisfies performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised good or service to the customer.
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
The Company typically enters into contractual agency relationships with health insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In addition, health insurance carriers often can terminate or amend agreements unilaterally on short notice, including provisions in agreements relating to the commission rates paid to the Company by the health insurance carriers. The amendment or termination of an agreement the Company has with a health insurance carrier may adversely impact the commissions it is paid on health insurance plans purchased from the carrier.
Compensation in the form of commissions is received from insurance carriers for the multiple types of insurance products sold by the Company on behalf of the carriers. For Medicare and non-Medicare eligible products, commission revenue generally represents a percentage of the premium amount expected to be collected by the carrier while the policyholder is enrolled in the insurance product, including renewal periods. The Company’s performance obligation is complete when a carrier has received and approved an insurance application. As such, the Company recognizes revenue at this point in time, which represents the total estimated lifetime commissions it expects to receive for selling the product after the carrier approves an application, net of an estimated constraint. The Company’s consideration is variable based on the amount of time it estimates a policy will remain in force. The Company estimates the amount of variable consideration that it expects to receive based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers application of the constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date. The Company does not have any remaining performance obligations in its commission contracts with customers.
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
On a quarterly basis, the Company re-estimates LTV at a cohort level for outstanding cohorts, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each cohort as compared to the original estimates. The difference between cash received for each cohort and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period cohorts. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable. The Company analyzes these differences and, to the extent the Company believes differences in the estimates of the cash received are indicative of an increase or decrease to prior period LTVs, the Company will adjust revenue for the affected cohorts at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and nine months ended September 30, 2020, the Company did not recognize any revenue adjustment related to prior period cohorts.
Enterprise Revenue
The Company refers to all non-commission revenue collectively as enterprise revenue, which includes the services and products described below.

Within the Company’s Medicare and Individual Family Plans, or IFP and Other segments, the Company provides trained licensed agents dedicated to carrier programs that assist in producing health insurance policies, typically prior to and during the annual enrollment period. The Company is compensated for the hours incurred on the carrier program at the time hours are incurred as well as performance-based enrollment fees relating to the Company enrolling individuals into health insurance plans. The Company recognizes revenue as control transfers over the term of the contract.
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

The Company also provides services to its members and other customers in the Medicare—Internal and External segments related to its Encompass Platform. The Encompass Platform offerings include value-based care provider engagement, health risk assessments, social determinants of health screening, and preferred pharmacy programs. The Company recognizes revenue as it satisfies the related performance obligation.
Additionally, the Company earns development funds, based on delivering call volumes or providing marketing services to certain insurance carriers. The Company recognizes revenue as it satisfies the related performance obligation.

Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Successor		Predecessor	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Commission revenue:
Medicare
Medicare Advantage	$95,334	$12,543	$47,765	$282,251	$12,543	$119,828
Medicare Supplement	1,083	633	2,366	5,237	633	9,354
Prescription Drug Plans	414	90	439	1,409	90	1,486
Total Medicare	96,831	13,266	50,570	288,897	13,266	130,668
Individual and Family Plan:
Fixed Indemnity	2,699	(301)	11,219	13,296	(301)	35,320
Short Term	957	213	846	4,259	213	2,906
Major Medical	98	11	81	336	11	412
Total Individual and Family Plan	3,754	(77)	12,146	17,891	(77)	38,638
Ancillary	718	471	1,478	2,977	471	5,483
Small Group	87	63	348	741	63	1,045
Total Commission Revenue	101,390	13,723	64,542	310,506	13,723	175,834
Enterprise Revenue	61,970	6,067	22,868	120,921	6,067	55,176
Net Revenues	$163,360	$19,790	$87,410	$431,427	$19,790	$231,010

For the nine months ended September 30, 2020, the Company recognized $14.8 million of revenue that was deferred as of December 31, 2019. The Company generally recognizes deferred revenue over a three- to six-month period.
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
In June 2018, the FASB issued ASU 2018-7, Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Per ASU 2019-8, issued November 2019, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on January 1, 2020, and the adoption did not have a material effect on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. Per ASU 2020-5, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, the guidance in ASU 2016-2, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.
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
2. ACQUISITION
Acquisition of Norvax, LLC
On September 13, 2019, GHH, LLC acquired a 100% interest in Norvax, for $807.6 million in cash and $306.0 million in equity. In connection with the Acquisition, GHH, LLC also agreed to pay additional consideration of up to $275.0 million in additional GHH, LLC Common and Senior Preferred Earnout Units, if Adjusted EBITDA, as defined in the terms of the acquisition agreement, exceeds certain thresholds for the period September 13, 2019 to December 31, 2019 and the year ended December 31, 2020 (“Earnout” or “contingent consideration”).
The elements of the purchase consideration are as follows:

Cash paid	$807,591
Fair value of GHH, LLC Class A and B Common Units issued	306,000
Fair value of contingent consideration liability	172,000
Total consideration	$1,285,591
Contingent Consideration
The contingent consideration liability of $172.0 million represents the acquisition date fair value of the Earnout payments to Norvax’s selling shareholders and remeasured at each reporting date until settled. The contingent consideration was to be settled in GHH, LLC Common and Senior Preferred Earnout Units within 60 days of the issuance of the 2019 and 2020 audited financial statements. The Senior Preferred Earnout Units earned an annual coupon of 10.3% that provides for the accrual of additional units. Changes in the fair value of the contingent consideration are recognized in the consolidated statement of operations.
The full amount available relative to the 2019 target was earned as of December 31, 2019. On May 15, 2020, the contingent consideration related to the 2019 target of $200.0 million was settled with the issuance of 113,407,000 GHH, LLC Class A Common Units, 48,644,750 GHH, LLC Class B Common Units, and 100,000,000 GHH, LLC Senior Preferred Earnout Units.
In connection with the IPO, the Company satisfied in full the GHH, LLC Senior Preferred Earnout Units issued in connection with the 2019 Earnout through the use of proceeds raised in the IPO in the amount of $100.0 million. In addition, in connection with the IPO a significant shareholder assumed the liability associated with the 2020 Earnout, which was $62.4 million as of the IPO closing date. After the completion of the IPO, the full amount of the Company’s liabilities with respect to the 2019 and 2020 Earnouts accrued in connection with the Acquisition were settled.

Allocation of Purchase Price
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the purchase price allocation are as follows:

Net working capital	$18,787
Commission receivable – non-current	113,565
Property and equipment	4,442
Other noncurrent assets	218
Other noncurrent liabilities	(963)
Trade names	83,000
Developed technology	496,000
Customer relationships	232,000
Goodwill	386,553
Deferred revenue	(3,283)
Commissions payable – non-current	(44,728)
Total consideration transferred	$1,285,591

Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination and is primarily attributable to future growth and the assembled workforce. The purchase price allocation was final as of September 30, 2020 with no adjustments made in the measurement period.
3. BALANCE SHEET ACCOUNTS
Commissions Receivable
Commissions receivable activity is summarized as follows:

Successor
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$382,931
Commission revenue for the period	310,506
Cash receipts for the period	(192,618)
Balance at September 30, 2020	500,819
Less: Commissions receivable – current	95,122
Commissions receivable – non-current	$405,697
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
Level 1 InputsUnadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 InputsUnadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 InputsUnobservable inputs for the asset or liability.

Fair Value Measurements
The fair value of the acquired developed technology was estimated as of the acquisition date of September 13, 2019. Such fair value was estimated using the multi-period excess earnings model. This method discounts the amount of excess cash flows generated by the asset. The fair value of the acquired trade names was estimated using the relief from-royalty method which required that GHH, LLC estimate hypothetical royalty payments that would be required over the economic life of the asset as if it were to be licensed instead of purchased. These payments were then discounted to their present value. Both developed technology and trade names represent a Level 3 measurement within the fair value hierarchy.
The fair value of the acquired customer relationships was estimated as of the acquisition date of September 13, 2019 and does not represent the fair value as of September 30, 2020. Such fair value was estimated using the distributor method under the income approach, which included Level 3 inputs such as revenue, attrition, margin and contributory asset charges.
The fair value of the contingent consideration liability was measured using a Monte Carlo simulation and is discounted using a rate that appropriately captures the risk associated with the obligation. As discussed in Note 2 – Acquisition, in connection with the IPO, a significant shareholder assumed the liability associated with the 2020 Earnout. The Company recorded the settlement of the $64.2 million liability as an increase to additional paid-in capital. The following table sets forth the changes to the fair value of the contingent consideration for the nine months ended September 30, 2020.

Successor
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700
Settlement of 2020 earnout	(62,400)
Balance at September 30, 2020	$—
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
5. GOODWILL AND INTANGIBLE ASSETS, NET
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trademarks, are presented in the tables below:

	September 30, 2020 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$74,400	$421,600
Customer relationships	232,000	24,360	207,640
Total intangible assets subject to amortization	$728,000	$98,760	$629,240
Indefinite-lived trademarks			83,000
Total intangible assets			$712,240

	December 31, 2019 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$21,257	$474,743
Customer relationships	232,000	6,960	225,040
Total intangible assets subject to amortization	$728,000	$28,217	$699,783
Indefinite-lived trademarks			83,000
Total intangible assets			$782,783
There was no impairment of goodwill or intangible assets for the three and nine months ended September 30, 2020, and for the period from September 13, 2019 through September 30, 2019.
6. LONG TERM DEBT
The Company’s long-term debt consisted of the following:

	Successor September 30, 2020	Successor December 31, 2019
Credit Facility	$413,415	$299,250
Less: unamortized debt discount and issuance costs	(12,428)	(8,017)
Total debt	400,987	291,233
Less: current portion	(4,170)	(3,000)
Total long-term debt	$396,817	$288,233
Successor
General
On September 13, 2019, in connection with the Acquisition, Norvax, or the Borrower, entered into a first lien credit agreement (the “Credit Agreement”) which provides for the following:
•$300.0 million aggregate principal amount senior secured term loan facility, or the Term Loan Facility; and
•$30.0 million aggregate principal amount senior secured revolving credit facility, or the Revolving Credit Facility.
On March 20, 2020, the Company entered into an amendment to the Credit Agreement, which provided $117.0 million of incremental term loans, or the “Incremental Term Loan Facility”. On March 23, 2020, the Company issued 6,666,667 of GHH, LLC Class B Common units to a lender that is party to the Company’s Credit Agreement for $10.0 million in proceeds.
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
The Company incurred $9.3 million, $6.0 million, $0.2 million and $0.1 million of debt issuance costs associated with the Term Loan Facility, the Incremental Term Loan Facility, the Incremental Revolving Credit Facility and the Incremental No. 3 Revolving Credit Facility, respectively, which are being amortized over the life of the debt to interest expense on a straight-line basis.
As of September 30, 2020, the Company had a principal amount of $297.0 million and $116.4 million outstanding on the Term Loan Facility and Incremental Term Loan Facility, respectively. The effective interest rate was 7.5% and 8.4% at September 30, 2020 and December 31, 2019, respectively. The Company had no amounts outstanding on the Revolving Credit Facility,

Incremental Revolving Credit Facility, or Incremental No. 3 Revolving Credit Facility, which had a remaining capacity of $58.0 million in the aggregate as of September 30, 2020.
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

Covenants and Other Matters
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to:
•incur indebtedness;
•incur certain liens;
•consolidate, merge or sell or otherwise dispose of assets;
•make investments, loans, advances, guarantees and acquisitions;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with affiliates;
•alter the business conducted by the Company and subsidiaries;
•change their fiscal year; and
•amend or modify governing documents.
In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of September 30, 2020.
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
7. STOCKHOLDERS’ AND MEMBERS’ EQUITY
Successor
In connection with the Company’s IPO in July 2020, the Company’s Board of Directors approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,100,000,000 shares of Class A common stock, 690,000,000 shares of Class B common stock and 20,000,000 shares of preferred stock, each having a par value of $0.0001 per share. The number of shares of Class B common stock authorized is reduced for redemptions and forfeitures as they occur and the number of shares authorized as of September 30, 2020 was 619,003,717.

The Company’s amended and restated certificate of incorporation and the GoHealth Holdings, LLC Agreement require that the Company and GoHealth Holdings, LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, except as otherwise determined by the Company. Additionally, the Company’s amended and restated certificate of incorporation and the GoHealth Holdings, LLC Agreement require that the Company and GoHealth Holdings, LLC at all times maintain a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and their respective permitted transferees and the number of LLC Interests owned by the Continuing Equity Owners and their respective permitted transferees, except as otherwise determined by the Company. Only the Continuing Equity Owners and the permitted transferees of Class B common stock are permitted to hold shares of our Class B common stock. Shares of Class B common stock are transferable for shares of Class A common stock only together with an equal number of LLC Interests.

Holders of shares of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Each share of our Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally. Holders of shares of our Class B common stock will vote together with holders of the Company’s Class A common stock as a single class on all matters presented to the Company’s stockholders for their vote or approval, except for certain amendments to the Company’s amended and restated certificate of incorporation or as otherwise required by applicable law or the amended and restated certificate of incorporation. Under the terms of the Company’s amended and restated certificate of incorporation, the Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require GoHealth Holdings, LLC to redeem all or a portion of their LLC Interests in exchange for, at the Company’s election (determined by at least two of the Company’s independent directors who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis, or to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of the Company’s Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the GoHealth Holdings, LLC Agreement.

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
Liquidation Preference
Upon a liquidity event defined as: (a) sale or disposition of all or substantially all of the assets of Norvax; (b) the liquidation, dissolution or winding up of Norvax; or (c) any consolidation or merger of Norvax in which the Class A and

Class B unit holders owned less than 50% of the voting power of the outstanding securities immediately after the consolidation or merger, the Class B units are first to be paid proceeds at a liquidation amount of $10.0 per unit, and from time to time, was decreased by subtracting distributions (other than tax distributions) made in respect of Class B units.
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
Class B Put Option
Class B units are classified as temporary equity as they were redeemable upon exercise of the Class B put option, which was outside of Norvax’s control, for cash at a put price equal to the greater of the Class B unit fair value or their original cost. Because the Class B units were redeemable, the Company was accreting the change up to the maximum redemption amount. The Company recorded accretion of $8.4 million for the period from July 1, 2019 through September 12, 2019 and $138.4 million for the period from January 1, 2019 through September 12, 2019. These amounts appear as Redeemable Class B unit accretion on the condensed consolidated statements of changes in members’ equity.
Immediately prior to the Acquisition described in Note 2 – Acquisition, Norvax adjusted NEP’s Redeemable Class B units to their full redemption amounts and were then converted to Class A units.
8. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function:

	Successor		Predecessor	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Marketing and advertising	$24,709	$—	$1,674	$24,829	$—	$1,674
Customer care and enrollment	11,993	—	—	12,050	—	—
Technology	32,748	—	27,059	32,907	—	27,059
General and administrative	142,620	—	58,327	143,360	—	58,327
Total share-based compensation expense	$212,070	$—	$87,060	$213,146	$—	$87,060

Successor
On July 7, 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020, under which 6,465,359 shares of the Company’s Class A common stock are initially reserved for issuance. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (A) 5% of the shares of our Class A common stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by our board of directors.
In connection with the IPO, the Company granted to its employees and non-employee directors 2,432,270 shares of Class A common stock issuable pursuant to stock options and 303,637 shares of Class A common stock issuable pursuant to restricted stock units. The Company measures expense for its share-based compensation based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of share-based awards as compensation expense on a straight-line basis over the requisite service period of each award.
Effective September 13, 2019 and in conjunction with the Acquisition, the Company authorized the grants of non-voting Profit Units. The Profit Units were issued by Blizzard Management Feeder, LLC (“Feeder”), to employees on behalf of the Company. One-third of the Profit Units granted to each employee will vest in five equal installments on the first through fifth anniversaries of the date of grant, so long as the employee remains employed by the Company through the applicable vesting date (“Time-Vesting Units”). Two-thirds of the Profit Units granted to each individual were to vest upon a liquidity event based on certain predetermined criteria (“Performance-Vesting Units”). Following the completion of the Transactions, each of the members of Feeder will directly hold common units of Feeder that correspond to the LLC Interests (and associated shares of Class B common stock on a one-for-one basis) directly held by Feeder for each such member’s benefit.
The Company granted 1,464,674 Profit Units in the nine months ended September 30, 2020, of which 944,353 and 520,321 were Time-Vesting Units and Performance-Vesting Units, respectively.
Compensation expense for the Time-Vesting Units is recognized on a straight-line basis over the five-year requisite service period beginning on the grant date and will continue subsequent to the IPO. Performance-Vesting Units contain market conditions and an implied performance condition, which results in compensation cost being recognized when the performance condition is considered probable of being satisfied. Performance-Vesting Units vest upon the achievement of a contingent exit event that is defined as a transaction in which the ultimate parent disposes of all or substantially all of its investment in the Company. Such an exit event is not considered probable until it consummates.
In June 2020, the Company modified the terms of the Performance-Vesting Units such that the performance targets were measured against the public offering price of the IPO, which resulted in a modification and remeasurement of the Performance-Vesting Units. The completion of the IPO in July 2020 satisfied the implied performance condition and triggered an accelerated vesting of 14,353,431 Performance-Vesting Units, which are issued and outstanding. The Company recorded the related share-based compensation expense of $209.3 million in the third quarter of 2020 with a corresponding increase to non-controlling interest.
Predecessor
Class C Incentive Plan
Norvax had a Class C Incentive Plan (the “Class C Plan”), which Norvax accounted for as a liability award. Class C units granted under the plan represented profit interests’ units and entailed no initial capital contribution. Class C units had no voting rights.
On September 13, 2019, GoHealth Holdings, LLC acquired a 100% interest in Norvax. Per the Class C Plan, all eligible unvested units became vested and the Company recorded $73.9 million of compensation expense in the period from July 1, 2019 through September 12, 2019.
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
On September 13, 2019, GHH, LLC acquired a 100% interest in Norvax. Per the Incentive Share Plan, a change in control triggering event occurred and employees granted incentive shares under this plan became eligible for cash payments and as a result, the Company recorded $13.1 million in incentive share expense in the period from January 1, 2019 through September 12, 2019 and in the period from July 1, 2019 through September 12, 2019.
9. LOSS PER SHARE
Basic loss per share is computed by dividing net loss attributable to GoHealth, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.
Prior to the IPO, the GHH, LLC membership structure included Preferred units, Senior Preferred Earnout Units, Class A Common units, Class B Common units and Profit Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 17, 2020. The basic and diluted earnings per share represent only the period from July 17, 2020 to September 30, 2020.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Successor	Successor
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Numerator:
Net loss	$(206,496)	$(230,299)
Less: Net loss attributable to GoHealth, Inc. prior to the IPO	(1,662)	(25,465)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(150,076)	(150,076)
Net loss attributable to GoHealth, Inc.	$(54,758)	$(54,758)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	84,182,961	84,182,961
Effect of dilutive securities	—	—
Weighted-average shares of Class A common stock outstanding—diluted	84,182,961	84,182,961
Net loss per share of Class A common stock—basic and diluted	$(0.65)	$(0.65)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Successor	Successor
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Stock options and RSUs	2,672,641	2,672,641
Class B common stock	236,997,109	236,997,109
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect, shares of Class B common stock were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock.

For periods prior to the Transactions and the IPO, the reported income taxes represent those of GHH, LLC. As a result of the Transactions and the IPO, the Company became subject to U.S. federal and certain state and local income taxes with respect to its allocable share of any taxable income or loss generated by GHH, LLC. There was no pro forma impact on loss per share to reflect income tax expense at an effective tax rate as the Company determined it is not more likely than not that the tax benefits associated with the deferred tax assets arising from the Transactions and the IPO will be realized.
10. INCOME TAXES
The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes, and the subsidiaries of GHH, LLC are limited liability companies for income tax purposes except for a subsidiary and its foreign subsidiary, which are taxed as a corporation and foreign disregarded entity, respectively. As such, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the consolidated financial statements.
The Company’s effective tax rate for the three and nine months ended September 30, 2020, the Period from July 1, 2019 through September 12, 2019, the Period from September 13, 2019 through September 30, 2019 and the Period from January 1, 2019 through September 12, 2019 was (0.03)%, (0.02)%, 0.10%, 0.32% and 0.12%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its effective tax rate calculation and loss attributable to non-controlling interest.

As a result of the Transactions and the IPO, the Company acquired LLC Interests and have recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in GHH, LLC. In addition, the Company generated other tax attributes based on current activity. Based on the lack of sufficient sources of taxable income, the Company has concluded these deferred tax assets will not be realized and have recorded a full valuation allowance against all deferred tax assets.
Tax Receivable Agreement
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
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of September 30, 2020, the Company has determined there is no resulting liability related to the Tax Receivable Agreement arising from the Transactions. Should the Company determine that the Tax Receivable Agreement liability be considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
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

12. RELATED-PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and nine months ended September 30, 2020, the Period from July 1, 2019 through September 12, 2019, the Period from September 13, 2019 through September 30, 2019 and the Period from January 1, 2019 through September 12, 2019, the Company made aggregate lease payments of $0.3 million, $1.0 million, $0.2 million, $0, and $0.8 million, respectively, under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,063.94 per flight hour for use of the aircraft. For the three and nine months ended September 30, 2020, the Company recorded expense of $0.3 million and $1.1 million under this lease, respectively.
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete and is not deemed to be the owner during the construction period. This lease agreement expires on May 11, 2030. The Company did not make any lease payments during the three and nine months ended September 30, 2020 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.
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

The following table presents summary results of the Company’s operating segments for the periods indicated:

	Successor		Predecessor	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Revenues:
Medicare:
Internal channel	$133,723	$14,208	$48,872	$316,211	$14,208	$102,196
External channel	20,252	3,865	16,577	77,305	3,865	55,981
Total Medicare	153,975	18,073	65,449	393,516	18,073	158,177
Individual and Family Plan and Other:
Internal channel	6,147	764	11,129	21,798	764	37,909
External channel	3,238	953	10,832	16,113	953	34,924
Total Individual and Family Plan and Other	9,385	1,717	21,961	37,911	1,717	72,833
Total revenues	163,360	19,790	87,410	431,427	19,790	231,010
Segment profit (loss):
Medicare:
Internal channel	49,464	2,500	20,218	123,946	2,500	40,024
External channel	720	734	(4,178)	892	734	4,893
Total Medicare segment profit	50,184	3,234	16,040	124,838	3,234	44,917
Individual and Family Plan and Other:
Internal channel	(245)	(2,446)	1,583	181	(2,446)	2,195
External channel	147	495	378	789	495	1,748
Total Individual and Family Plan and Other segment profit (loss)	(98)	(1,951)	1,961	970	(1,951)	3,943
Total segment profit	50,086	1,283	18,001	125,808	1,283	48,860
Corporate expense (1)	224,368	799	93,353	241,942	799	103,469
Change in fair value of contingent consideration liability	—	—	—	19,700	—	—
Amortization of intangible assets	23,514	4,703	—	70,543	4,703	—
Acquisition related transaction costs	—	6,245	1,968	—	6,245	2,267
Interest expense	8,636	1,289	31	24,378	1,289	140
Other (income) expense	2	(10)	67	(494)	(10)	114
Loss before income taxes	$(206,434)	$(11,743)	$(77,418)	$(230,261)	$(11,743)	$(57,129)
____________
(1)The three and nine months ended September 30, 2020 include $2.8 million and $3.8 million, respectively, of share-based compensation expense related to Time-Vesting Units, stock options and restricted stock units, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO. The Periods from January 1, 2019 through September 12, 2019 and July 1, 2019 through September 12, 2019 include the Class C share-based compensation and incentive share plan expense recorded in connection with the Acquisition, and which totaled $87.1 million.
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.

Significant Customers
The following tables present carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019
Humana	52%	37%	34%
Anthem	26%	34%	31%
United	8%	3%	10%

	Successor		Predecessor
	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Humana	45%	37%	31%
Anthem	30%	34%	18%
United	8%	3%	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and related notes, and should be read in conjunction with the accompanying tables and our annual audited financial statement in our final prospectus for our initial public offering, or IPO, filed with the Securities and Exchange Commission, or the SEC, on July 16, 2020 pursuant to Rule 424(b) under the Securities Act, or the Prospectus. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.
In certain cases, numbers and percentages in the tables below may not foot due to rounding.
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
•Medicare—Internal. The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by carriers based on sales we generate, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners.
•Medicare—External. The Medicare—External segment relates to sales of products and plans under GoHealth’s carrier contracts using an independent, national network of agents or external agencies, which are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans and provide us with a means to earn a return on leads that otherwise may have not been addressed. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and SNPs. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.
•IFP and Other—Internal. The IFP and Other—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or DIY. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers based on sales we generate, as well as enrollment fees, and hourly fees and other fees for services performed for specific carriers and other partners.
•IFP and Other—External. The IFP and Other—External segment relates to sales of products and plans under GoHealth’s carrier contracts using external agencies, who use agents that are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans. We also sell consumer leads generated by us to external agencies. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.
The following table presents the percentages of revenues and profit (loss) generated by each of our operating segments for the periods indicated:

	Successor		Predecessor	Successor		Predecessor
	Three months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine months ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Percent of Revenues:
Medicare—Internal	81.9%	71.8%	55.9%	73.3%	71.8%	44.2%
Medicare—External	12.4%	19.5%	19.0%	17.9%	19.5%	24.2%
IFP and Other—Internal	3.8%	3.9%	12.7%	5.1%	3.9%	16.4%
IFP and Other—External	2.0%	4.8%	12.4%	3.7%	4.8%	15.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Percent of Profit (Loss):
Medicare—Internal	98.8%	194.9%	112.3%	98.5%	194.9%	81.9%
Medicare—External	1.4%	57.2%	(23.2)%	0.7%	57.2%	10.0%
IFP and Other—Internal	(0.5)%	(190.6)%	8.8%	0.1%	(190.6)%	4.5%
IFP and Other—External	0.3%	38.6%	2.1%	0.6%	38.6%	3.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The Transactions
Our historical results of operations prior to the completion of the Transactions, including the IPO, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.
Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s consolidated financial statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of September 30, 2020, public investors collectively own 51.7% of our outstanding Class A common stock, consisting of 43,500,000 shares of Class A common stock. As of September 30, 2020, GoHealth, Inc. owns 84,182,961 LLC Interests, representing 26.7% of the LLC Interests, the Founders collectively own 97,301,472 LLC Interests, representing 30.9% of the LLC Interests, Centerbridge owns 80,792,677 LLC Interests, representing 25.7% of the LLC Interests, and the Continuing Equity Owners collectively own 52,628,532 LLC Interests, representing 16.7% of the LLC Interests. Accordingly, as of September 30, 2020, net income (loss) attributable to non-controlling interests represents 73.3% of the income (loss) before income tax benefit (expense) of GoHealth, Inc. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.
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
Results of Operations
Three Months Ended September 30, 2020 Compared to the Period from July 1, 2019 through September 12, 2019 and the Period from September 13, 2019 through September 30, 2019
The following table sets forth the components of our results of operations for the periods indicated:

	Successor				Predecessor
	Three Months Ended September 30, 2020		Period from September 13, 2019 through September 30, 2019		Period from July 1, 2019 through September 12, 2019
(in thousands, except percentages)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$101,390	62.1%	$13,723	69.3%	$64,542	73.8%
Enterprise	61,970	37.9%	6,067	30.7%	22,868	26.2%
Net revenues	163,360	100.0%	19,790	100.0%	87,410	100.0%
Operating expenses:
Cost of revenue	25,827	15.8%	4,737	23.9%	25,055	28.7%
Marketing and advertising	62,848	38.5%	7,140	36.1%	21,332	24.4%
Customer care and enrollment	52,896	32.4%	4,625	23.4%	19,396	22.2%
Technology	39,520	24.2%	518	2.6%	31,856	36.4%
General and administrative	156,551	95.8%	2,286	11.6%	65,123	74.5%
Amortization of intangible assets	23,514	14.4%	4,703	23.8%	—	—%
Acquisition related transaction costs	—	—%	6,245	31.6%	1,968	2.3%
Total operating expenses	361,156	221.1%	30,254	152.9%	164,730	188.5%
Loss from operations	(197,796)	(121.1)%	(10,464)	(52.9)%	(77,320)	(88.5)%
Interest expense	8,636	5.3%	1,289	6.5%	31	—%
Other (income) expense	2	—%	(10)	(0.1)%	67	0.1%
Loss before income taxes	(206,434)	(126.4)%	(11,743)	(59.3)%	(77,418)	(88.6)%
Income tax (benefit) expense	62	—%	(37)	(0.2)%	(78)	(0.1)%
Net loss	$(206,496)	(126.4)%	$(11,706)	(59.2)%	$(77,340)	(88.5)%
Net loss attributable to noncontrolling interests	(150,076)	(91.9)%	—	—%	—	—%
Net loss attributable to GoHealth, Inc.	$(56,420)	(34.5)%	$(11,706)	(59.2)%	$(77,340)	(88.5)%
Non-GAAP Financial Measures:
EBITDA	$(173,021)		$(5,659)		$(76,183)
Adjusted EBITDA	$39,284		$682		$15,569
Adjusted EBITDA margin	24.0%		3.4%		17.8%

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
Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation, expense related to the accelerated vesting of certain equity awards, change in fair value of contingent consideration liability, Centerbridge Acquisition costs, severance costs and incremental organizational costs in connection with the IPO. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

The following table sets forth the reconciliations of GAAP net loss to EBITDA and Adjusted EBITDA for the periods indicated:

(in thousands)	Successor		Predecessor
	Three months ended September 30,	Period from September 13, 2019 through September 30,	Period from July 1, 2019 through September 12,
	2020	2019	2019
Net revenues	$163,360	$19,790	$87,410
Net loss	$(206,496)	$(11,706)	$(77,340)
Interest expense	8,636	1,289	31
Income tax expense (benefit)	62	(37)	(78)
Depreciation and amortization expense	24,777	4,795	1,204
EBITDA	(173,021)	(5,659)	(76,183)
Share-based compensation expense (1)	2,770	—	—
Accelerated vesting of certain equity awards (2)	209,300	—	87,060
Centerbridge Acquisition costs (3)	—	6,245	4,609
IPO transaction costs (4)	235	—	—
Severance costs (5)	—	96	83
Adjusted EBITDA	$39,284	$682	$15,569
Adjusted EBITDA margin	24.0%	3.4%	17.8%
____________
(1)Represents non-cash share-based compensation expense relating to stock options, restricted stock units and time-vesting units.
(2)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the three months ended September 30, 2020 and the accelerated vesting of profit interests and incentive share units in connection with the Centerbridge Acquisition for the period from July 1, 2019 through September 12, 2019.
(3)Represents legal, accounting, consulting, and other costs related to the Centerbridge Acquisition.
(4)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(5)Represents costs associated with the termination of employment.
Net Revenues
Commission Revenues
Commission revenues were $101.4 million for the three months ended September 30, 2020 compared to $64.5 million for the Period from July 1, 2019 through September 12, 2019, and $13.7 million for the Period from September 13, 2019 through September 30, 2019, which was primarily attributable to increases in commission revenues from the Medicare—Internal segment driven by a 63.8% increase in Medicare commissionable Approved Submissions due to the implementation of new marketing strategies to generate a greater number of prospects, an improvement in the efficiency of our agents driven by improvements in our technology, and the hiring of additional agents.
Enterprise Revenues
Enterprise revenues were $62.0 million for the three months ended September 30, 2020 compared to $22.9 million for the Period from July 1, 2019 through September 12, 2019, and $6.1 million for the Period from September 13, 2019 through September 30, 2019, which was primarily attributable to an increase of $38.3 million related to earned development funds for carrier -specific marketing services and the expansion of carrier-specific sponsorships and programs in our Medicare—Internal segment. The increase was partially offset by a decline in consumer lead sales to external third parties in the IFP and Other—External segment and the Medicare—External segment that totaled $3.9 million, as we strategically shifted to generating consumer leads in the internal channels.
See further analysis in “—Segment Information” below.

Operating Expenses
Cost of Revenue
Cost of revenue was $25.8 million for the three months ended September 30, 2020 compared to $25.1 million for the Period from July 1, 2019 through September 12, 2019, and $4.7 million for the Period from September 13, 2019 through September 30, 2019. The decrease was primarily due to a 66.9% and a 6.7% decline in commissionable Approved Submissions in the IFP and Other—External and Medicare—External segments, respectively, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $62.8 million for the three months ended September 30, 2020 compared to $21.3 million for the Period from July 1, 2019 through September 12, 2019, and $7.1 million for the Period from September 13, 2019 through September 30, 2019. Marketing and advertising expense for the three months ended September 30, 2020 included $24.7 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 63.8% increase in commissionable Approved Submissions in the Medicare—Internal segment.
Customer Care and Enrollment
Customer care and enrollment expense was $52.9 million for the three months ended September 30, 2020 compared to $19.4 million for the Period from July 1, 2019 through September 12, 2019, and $4.6 million for the Period from September 13, 2019 through September 30, 2019. Customer care and enrollment expense for the three months ended September 30, 2020 included $11.5 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment in order to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions. As of September 30, 2020, we had 1,493 full time equivalent licensed agents compared to 849 full time equivalent licensed agents as of September 30, 2019.
Technology
Technology expense was $39.5 million for the three months ended September 30, 2020 compared to $31.9 million for the Period from July 1, 2019 through September 12, 2019, and $0.5 million for the Period from September 13, 2019 through September 30, 2019. Technology expense for the three months ended September 30, 2020 included $32.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. The period from July 1, 2019 through September 12, 2019 included share-based compensation expense of $27.1 million in connection with the accelerated vesting of certain legacy profit interests and legacy incentive share units granted prior to the Centerbridge Acquisition. Absent the share-based compensation expense, the increase was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $156.6 million for the three months ended September 30, 2020 compared to $65.1 million for the Period from July 1, 2019 through September 12, 2019, and $2.3 million for the Period from September 13, 2019 through September 30, 2019. General and administrative expense for the three months ended September 30, 2020 included $140.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. The period from July 1, 2019 through September 12, 2019 included share-based compensation expense of $58.3 million in connection with the accelerated vesting of certain legacy profit interests and legacy incentive share units granted prior to the Centerbridge Acquisition. Absent the share-based compensation expense, the increase in general and administrative expense for the three months ended September 30, 2020 was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support the growth of the business.
Amortization of Intangible Assets
Amortization of intangible assets expense was $23.5 million for the three months ended September 30, 2020, compared to no amortization of intangible assets expense for the Period from July 1, 2019 through September 12, 2019, and $4.7 million for the Period from September 13, 2019 through September 30, 2019. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships that were recognized as part of the purchase price allocation at the date of the Centerbridge Acquisition.
Interest Expense
Interest expense was $8.6 million for the three months ended September 30, 2020 compared to $31 thousand for the Period from July 1, 2019 through September 12, 2019, and $1.3 million for the Period from September 13, 2019 through September 30, 2019. The increase was due to additional debt outstanding on our Credit Facilities in connection with the Centerbridge Acquisition.
Adjusted EBITDA
Adjusted EBITDA was $39.3 million for the three months ended September 30, 2020 compared to $15.6 million for the Period from July 1, 2019 through September 12, 2019, and $0.7 million for the Period from September 13, 2019 through September 30, 2019. The increase was primarily due to an increase in commission revenues in the Medicare segments as described above.

Nine Months Ended September 30, 2020 Compared to the Period from January 1, 2019 through September 12, 2019 and the Period from September 13, 2019 through September 30, 2019
The following table sets forth the components of our results of operations for the periods indicated:

	Successor				Predecessor
	Nine months ended September 30, 2020		Period from September 13, 2019 through September 30, 2019		Period from January 1, 2019 through September 12, 2019
(in thousands, except percentages)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$310,506	72.0%	$13,723	69.3%	$175,834	76.1%
Enterprise	120,921	28.0%	6,067	30.7%	55,176	23.9%
Net revenues	431,427	100.0%	19,790	100.0%	231,010	100.0%
Operating expenses:
Cost of revenue	104,520	24.2%	4,737	23.9%	79,169	34.3%
Marketing and advertising	110,556	25.6%	7,140	36.1%	37,769	16.3%
Customer care and enrollment	105,267	24.4%	4,625	23.4%	49,149	21.3%
Technology	49,818	11.5%	518	2.6%	40,312	17.5%
General and administrative	177,400	41.1%	2,286	11.6%	79,219	34.3%
Change in fair value of contingent consideration liability	19,700	4.6%	—	—%	—	—%
Amortization of intangible assets	70,543	16.4%	4,703	23.8%	—	—%
Acquisition related transaction costs	—	—%	6,245	31.6%	2,267	1.0%
Total operating expenses	637,804	147.8%	30,254	152.9%	287,885	124.6%
Loss from operations	(206,377)	(47.8)%	(10,464)	(52.9)%	(56,875)	(24.6)%
Interest expense	24,378	5.7%	1,289	6.5%	140	0.1%
Other (income) expense	(494)	(0.1)%	(10)	(0.1)%	114	—%
Loss before income taxes	(230,261)	(53.4)%	(11,743)	(59.3)%	(57,129)	(24.7)%
Income tax (benefit) expense	38	0.0%	(37)	(0.2)%	(66)	—%
Net loss	$(230,299)	(53.4)%	$(11,706)	(59.2)%	$(57,063)	(24.7)%
Net loss attributable to noncontrolling interests	(150,076)	(34.8)%	—	—%	—	—%
Net loss attributable to GoHealth, Inc.	$(80,223)	(18.6)%	$(11,706)	(59.2)%	$(57,063)	(24.7)%
Non-GAAP Financial Measures:
EBITDA	$(132,441)		$(5,659)		$(52,742)
Adjusted EBITDA	$101,141		$682		$39,973
Adjusted EBITDA margin	23.4%		3.4%		17.3%

The following table sets forth the reconciliations of GAAP net loss to EBITDA and Adjusted EBITDA for the periods indicated:

(in thousands)	Successor		Predecessor
	Nine Months Ended September 30,	Period from September 13, 2019 through September 30,	Period from January 1, 2019 through September 12,
	2020	2019	2019
Net revenues	$431,427	$19,790	$231,010
Net loss	$(230,299)	$(11,706)	$(57,063)
Interest expense	24,378	1,289	140
Income tax expense (benefit)	38	(37)	(66)
Depreciation and amortization expense	73,442	4,795	4,247
EBITDA	(132,441)	(5,659)	(52,742)
Share-based compensation expense (1)	3,846	—	—
Accelerated vesting of certain equity awards (2)	209,300	—	87,060
Change in fair value of contingent consideration liability (3)	19,700	—	—
Centerbridge Acquisition costs (4)	—	6,245	4,908
IPO transaction costs (5)	659	—	—
Severance costs (6)	77	96	747
Adjusted EBITDA	$101,141	$682	$39,973
Adjusted EBITDA margin	23.4%	3.4%	17.3%
____________
(1)Represents non-cash share-based compensation expense relating to stock options, restricted stock units and time-vesting units.
(2)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the nine months ended September 30, 2020 and the accelerated vesting of profit interests and incentive share units in connection with the Centerbridge Acquisition for the period from January 1, 2019 through September 12, 2019.
(3)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(4)Represents legal, accounting, consulting, and other costs related to the Centerbridge Acquisition.
(5)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(6)Represents costs associated with the termination of employment.
Net Revenues
Commission Revenues
Commission revenues were $310.5 million for the nine months ended September 30, 2020 compared to $175.8 million for the Period from January 1, 2019 through September 12, 2019 and $13.7 million for the Period from September 13, 2019 through September 30, 2019, which was primarily attributable to increases in commission revenue from (i) the Medicare—Internal segment driven by a 125.9% increase in Medicare commissionable Approved Submissions due to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects and (ii) the Medicare—External segment driven by a 38.4% increase in commissionable Approved Submissions due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Enterprise Revenues
Enterprise revenues were $120.9 million for the nine months ended September 30, 2020 compared to $55.2 million for the Period from January 1, 2019 through September 12, 2019 and $6.1 million for the Period from September 13, 2019 through September 30, 2019, which was primarily attributable to an increase of $79.9 million related to earned development funds for carrier -specific marketing services and the expansion of carrier-specific sponsorships and programs in our Medicare—Internal segment. The increase was partially offset by a decline in consumer lead sales to external third parties in our IFP and Other—External Segment and the Medicare—External segment that totaled $13.4 million, as we strategically shifted to generating consumer leads in the internal channels.
See further analysis in “—Segment Information” below.
Operating Expenses
Cost of Revenue
Cost of revenue was $104.5 million for the nine months ended September 30, 2020 compared to $79.2 million for the Period from January 1, 2019 through September 12, 2019 and $4.7 million for the Period from September 13, 2019 through September 30, 2019. The increase was primarily due to a 38.4% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $110.6 million for the nine months ended September 30, 2020 compared to $37.8 million for the Period from January 1, 2019 through September 12, 2019 and $7.1 million for the Period from September 13, 2019 through September 30, 2019. Marketing and advertising expense for the nine months ended September 30, 2020 included $24.7 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 125.9% increase in Medicare—Internal commissionable Approved Submissions.
Customer Care and Enrollment
Customer care and enrollment expense was $105.3 million for the nine months ended September 30, 2020 compared to $49.1 million for the Period from January 1, 2019 through September 12, 2019 and $4.6 million for the Period from September 13, 2019 through September 30, 2019. Customer care and enrollment expense for the nine months ended September 30, 2020 included $11.5 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment in order to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions. As of September 30, 2020, we had 1,493 full time equivalent licensed agents compared to 849 full time equivalent licensed agents as of September 30, 2019.
Technology
Technology expense was $49.8 million for the nine months ended September 30, 2020 compared to $40.3 million for the Period from January 1, 2019 through September 12, 2019 and $0.5 million for the Period from September 13, 2019 through September 30, 2019. Technology expense for the nine months ended September 30, 2020 included $32.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. The period from January 1, 2019 through September 12, 2019 included share-based compensation expense of $27.1 million in connection with the accelerated vesting of certain legacy profit interests and legacy incentive share units granted prior to the Centerbridge Acquisition. Absent the share-based compensation expense, the increase was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $177.4 million for the nine months ended September 30, 2020 compared to $79.2 million for the Period from January 1, 2019 through September 12, 2019 and $2.3 million for the Period from September 13, 2019 through September 30, 2019. General and administrative expense for the nine months ended September 30, 2020 included

$140.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. General and administrative expense for the period from January 1, 2019 through September 12, 2019 included share-based compensation expense of $58.3 million in connection with the accelerated vesting of certain legacy profit interests and legacy incentive share units granted prior to the Centerbridge Acquisition. Absent the share-based compensation expense, the increase in general and administrative expense for the nine months ended September 30, 2020 was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support the growth of the business.
Change in Fair Value of Contingent Consideration Liability
Change in fair value of contingent consideration liability was $19.7 million for the nine months ended September 30, 2020 and relates to the earnout liability incurred in connection with the Centerbridge Acquisition, in which we agreed to pay additional consideration if certain financial targets are achieved. We had no earnout liability for the Period from January 1, 2019 through September 12, 2019 or for the Period from September 13, 2019 through September 30, 2019.
Amortization of Intangible Assets
Amortization of intangible assets expense was $70.5 million for the nine months ended September 30, 2020 compared to no amortization of intangible assets expense for the Period from January 1, 2019 through September 12, 2019, and $4.7 million for the Period from September 13, 2019 through September 30, 2019, and relates to the amortization of developed technology and customer relationships that were recognized as part of the purchase price allocation at the date of the Centerbridge Acquisition.
Interest Expense
Interest expense was $24.4 million for the nine months ended September 30, 2020 compared to $0.1 million for the Period from January 1, 2019 through September 12, 2019 and $1.3 million for the Period from September 13, 2019 through September 30, 2019. The increase was due to additional debt outstanding on the Credit Facilities in connection with the Centerbridge Acquisition.
Adjusted EBITDA
Adjusted EBITDA was $101.1 million for the nine months ended September 30, 2020 compared to $40.0 million for the Period from January 1, 2019 through September 12, 2019 and $0.7 million for the Period from September 13, 2019 through September 30, 2019. The increase was primarily due to an increase in commission revenues in the Medicare segments as described above.
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

Three Months Ended September 30, 2020 Compared to the Period from July 1, 2019 through September 12, 2019 and the Period from September 13, 2019 through September 30, 2019

	Successor				Predecessor
	Three Months Ended September 30, 2020		Period from September 13, 2019 through September 30, 2019		Period from July 1, 2019 through September 12, 2019
(in thousands, except percentages)	Dollars	% of Total Revenues	Dollars	% of Total Revenues	Dollars	% of Total Revenues
Net revenues:
Medicare—Internal	$133,723	81.9%	$14,208	71.8%	$48,872	55.9%
Medicare—External	20,252	12.4%	3,865	19.5%	16,577	19.0%
IFP and Other—Internal	6,147	3.8%	764	3.9%	11,129	12.7%
IFP and Other—External	3,238	2.0%	953	4.8%	10,832	12.4%
Total revenues	163,360	100.0%	19,790	100.0%	87,410	100.0%
Segment profit (loss):
Medicare—Internal	49,464	30.3%	2,500	12.6%	20,218	23.1%
Medicare—External	720	0.4%	734	3.7%	(4,178)	(4.8)%
IFP and Other—Internal	(245)	(0.1)%	(2,446)	(12.4)%	1,583	1.8%
IFP and Other—External	147	0.1%	495	2.5%	378	0.4%
Total segment profit	50,086	30.7%	1,283	6.5%	18,001	20.6%
Corporate expense (1)	224,368	137.3%	799	4.0%	93,353	106.8%
Amortization of intangible assets	23,514	14.4%	4,703	23.8%	—	—%
Transaction costs	—	—%	6,245	31.6%	1,968	2.3%
Interest expense	8,636	5.3%	1,289	6.5%	31	—%
Other (income) expense	2	—%	(10)	(0.1)%	67	0.1%
Loss before income taxes	$(206,434)	(126.4)%	$(11,743)	(59.3)%	$(77,418)	(88.6)%
____________
(1)The three months ended September 30, 2020 includes $2.8 million of share-based compensation expense related to Time-Vesting Units, stock options and restricted stock units, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO. The Period from July 1, 2019 through September 12, 2019 includes the Class C share-based compensation and incentive share plan expense recorded in connection with the Acquisition, and which totaled $87.1 million.

Net Revenues
Net revenues for the Medicare—Internal segment were $133.7 million for the three months ended September 30, 2020 compared to $48.9 million for the Period from July 1, 2019 through September 12, 2019 and $14.2 million for the Period from September 13, 2019 through September 30, 2019, which was primarily driven by the hiring of additional agents and the increased utilization and efficiency of our agents, which contributed to a 63.8% increase in commissionable Approved Submissions. As of September 30, 2020, we had 1,493 full time equivalent licensed agents compared to 849 full time equivalent licensed agents as of September 30, 2019. In addition to increasing our agent count, we were able to increase the efficiency of our agents due to improvements in our technology. Net revenues also increased in this segment due to the implementation of new marketing strategies to generate a greater number of qualified prospects and due to an increase in non-commission revenues. Net revenues for the Medicare—External segment were $20.3 million for the three months ended September 30, 2020 compared to $16.6 million for the Period from July 1, 2019 through September 12, 2019 and $3.9 million for the Period from September 13, 2019 through September 30, 2019, which was driven by a decline in consumer lead sales to external third parties, as we strategically shifted to generating consumer leads in the internal channels.
Net revenues for the IFP and Other—Internal segment were $6.1 million for the three months ended September 30, 2020 compared to $11.1 million for the Period from July 1, 2019 through September 12, 2019 and $0.8 million for the Period from September 13, 2019 through September 30, 2019. Net revenues for the IFP and Other—External segment were $3.2 million for the three months ended September 30, 2020 compared to $10.8 million for the Period from July 1, 2019 through September 12, 2019 and $1.0 million for the Period from September 13, 2019 through September 30, 2019. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold within the IFP and Other segments.

Segment Profit (Loss)
Segment profit (loss) is calculated as total revenue for the applicable segment less direct and allocated cost of revenue, marketing and advertising, customer care and enrollment, technology and general and administrative operating expenses, excluding change in fair value of contingent consideration liability, amortization of intangibles assets, share-based compensation, transaction costs, interest expense, and other expense (income).
Segment profit for the Medicare—Internal segment was $49.5 million for the three months ended September 30, 2020 compared to $20.2 million for the Period from July 1, 2019 through September 12, 2019 and $2.5 million for the Period from September 13, 2019 through September 30, 2019. The increase was primarily driven by the increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more consumer leads into customers and (ii) an expansion of the diversity and breadth of our omni-channel marketing efforts, which enabled the acquisition of higher quality prospects.
Segment profit (loss) for the Medicare—External segment was $0.7 million for the three months ended September 30, 2020 compared to $(4.2) million for the Period from July 1, 2019 through September 12, 2019 and $0.7 million for the Period from September 13, 2019 through September 30, 2019. The increase was primarily driven by a decline in marketing and advertising spend in the Medicare—External Segment, as we strategically shifted to generating consumer leads in the internal channels.
Segment profit (loss) for the IFP and Other—Internal segment was $0.2 million for the three months ended September 30, 2020 compared to segment profit of $1.6 million for the Period from July 1, 2019 through September 12, 2019 and $(2.4) million for the Period from September 13, 2019 through September 30, 2019. The decrease in segment loss was primarily driven by a change in product mix sold by agents for IFP and Other plans and improved marketing efficiencies.
Segment profit for the IFP and Other—External segment was $0.1 million for the three months ended September 30, 2020 compared to $0.4 million for the Period from July 1, 2019 through September 12, 2019 and $0.5 million for the Period from September 13, 2019 through September 30, 2019. The decrease in segment profit was primarily driven by a change in product mix sold within the IFP and Other—External segment.

Nine Months Ended September 30, 2020 Compared to the Period from January 1, 2019 through September 12, 2019 and the Period from September 13, 2019 through September 30, 2019

	Successor				Predecessor
	Nine Months Ended September 30, 2020		Period from September 13, 2019 through September 30, 2019		Period from January 1, 2019 through September 12, 2019
(in thousands, except percentages)	Dollars	% of Total Revenues	Dollars	% of Total Revenues	Dollars	% of Total Revenues
Net revenues:
Medicare—Internal	$316,211	73.3%	$14,208	71.8%	$102,196	44.2%
Medicare—External	77,305	17.9%	3,865	19.5%	55,981	24.2%
IFP and Other—Internal	21,798	5.1%	764	3.9%	37,909	16.4%
IFP and Other—External	16,113	3.7%	953	4.8%	34,924	15.1%
Total revenues	431,427	100.0%	19,790	100.0%	231,010	100.0%
Segment profit (loss):
Medicare—Internal	123,946	28.7%	2,500	12.6%	40,024	17.3%
Medicare—External	892	0.2%	734	3.7%	4,893	2.1%
IFP and Other—Internal	181	—%	(2,446)	(12.4)%	2,195	1.0%
IFP and Other—External	789	0.2%	495	2.5%	1,748	0.8%
Total segment profit	125,808	29.2%	1,283	6.5%	48,860	21.2%
Corporate expense (1)	241,942	56.1%	799	4.0%	103,469	44.8%
Change in fair value of contingent consideration liability	19,700	4.6%	—	—%	—	—%
Amortization of intangible assets	70,543	16.4%	4,703	23.8%	—	—%
Transaction Costs	—	—%	6,245	31.6%	2,267	1.0%
Interest expense	24,378	5.7%	1,289	6.5%	140	0.1%
Other (income) expense	(494)	(0.1)%	(10)	(0.1)%	114	—%
Loss before income taxes	$(230,261)	(53.4)%	$(11,743)	(59.3)%	$(57,129)	(24.7)%
____________
(1)The nine months ended September 30, 2020 include $3.8 million of share-based compensation expense related to Time-Vesting Units, stock options and restricted stock units, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO. The Period from January 1, 2019 through September 12, 2019 includes the Class C share-based compensation and incentive share plan expense recorded in connection with the Acquisition, and which totaled $87.1 million.
Net Revenues
Net revenues for the Medicare—Internal segment were $316.2 million for the nine months ended September 30, 2020 compared to $102.2 million for the Period from January 1, 2019 through September 12, 2019 and $14.2 million for the Period from September 13, 2019 through September 30, 2019, which was primarily driven by the hiring of additional agents and the increased utilization and efficiency of our agents, which contributed to a 125.9% increase in commissionable Approved Submissions. As of September 30, 2020, we had 1,493 full time equivalent licensed agents compared to 849 full time equivalent licensed agents as of September 30, 2019. In addition to increasing our agent count, we were able to increase the efficiency of our agents due to improvements in our technology. Net revenues also increased in this segment due to the implementation of new marketing strategies to generate a greater number of qualified prospects and due to an increase in non-commission revenues. Net revenues for the Medicare—External segment were $77.3 million for the nine months ended September 30, 2020 compared to $56.0 million for the Period from January 1, 2019 through September 12, 2019 and $3.9 million for the Period from September 13, 2019 through September 30, 2019, which was primarily driven by a 38.4% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $21.8 million for the nine months ended September 30, 2020 compared to $37.9 million for the Period from January 1, 2019 through September 12, 2019 and $0.8 million for the Period from September 13, 2019 through September 30, 2019. Net revenues for the IFP and Other—External segment were $16.1 million for the nine months ended September 30, 2020 compared to $34.9 million for the Period from January 1, 2019 through September 12, 2019 and $1.0 million for the Period from September 13, 2019 through September 30, 2019. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold within the IFP and Other segments.

Segment Profit (Loss)
Segment profit for the Medicare—Internal segment was $123.9 million for the nine months ended September 30, 2020 compared to $40.0 million for the Period from January 1, 2019 through September 12, 2019 and $2.5 million for the Period from September 13, 2019 through September 30, 2019. The increase was primarily driven by the increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies and (ii) improved marketing efficiencies driven by our rapid test-and-learn approach across our marketing channels, as well as an expansion of the diversity and breadth of our omni-channel marketing efforts, which together enabled the acquisition of higher quality prospects.
Segment profit for the Medicare—External segment was $0.9 million for the nine months ended September 30, 2020 compared to $4.9 million for the Period from January 1, 2019 through September 12, 2019 and $0.7 million for the Period from September 13, 2019 through September 30, 2019. The decrease was primarily driven by a 38.4% increase in commissionable Approved Submissions in the Medicare—External segment and agreements with external agents and other partners that had a higher revenue-sharing percentage as compared to prior agreements.
Segment profit (loss) for the IFP and Other—Internal segment was $0.2 million for the nine months ended September 30, 2020 compared to $2.2 million for the Period from January 1, 2019 through September 12, 2019 and $(2.4) million for the Period from September 13, 2019 through September 30, 2019. The decrease was primarily driven by a change in product mix sold by agents for IFP and Other plans.
Segment profit for the IFP and Other—External segment was $0.8 million for the nine months ended September 30, 2020 compared to $1.7 million for the Period from January 1, 2019 through September 12, 2019 and $0.5 million for the Period from September 13, 2019 through September 30, 2019. The decrease was driven by a change in product mix sold by external agencies.
Key Business and Operating Metrics by Segment
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis.
Medicare Segments
Lifetime Value of Commissions per Consumer Acquisition Cost
Lifetime value of commissions per consumer acquisition cost, or LTV/CAC, represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, or LTV, divided by (ii) the cost to convert a qualified prospect into a Submitted Policy (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue and is presented on a per commissionable Approved Submission basis. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and insurance carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV.”
The LTV/CAC for the Medicare—Internal segment was 3.7x (with a CAC of $20.9 million) for the three months ended September 30, 2020, 3.4x (with a CAC of $10.2 million) for the Period from July 1, 2019 through September 12, 2019 and 1.4x (with a CAC of $6.7 million) for the Period from September 13, 2019 through September 30, 2019. The increase in LTV/CAC is attributable to a decrease in CAC per commissionable Approved Submission due to improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies. Improved marketing efficiencies driven by our rapid test-and-learn approach across our marketing channels and expansion of the diversity and breadth of our omni-channel marketing efforts also contributed to an increase in LTV/CAC by enabling the acquisition of higher quality prospects at a lower effective cost per submission.

The LTV/CAC for the Medicare—Internal segment was 3.0x (with a CAC of $71.5 million) for the nine months ended September 30, 2020, 2.7x (with a CAC of $30.7 million) for the Period from January 1, 2019 through September 12, 2019 and 1.4x (with a CAC of $6.7 million) for the Period from September 13, 2019 through September 30, 2019. The increase in LTV/CAC is attributable to the same factors described above.
Submitted Policies
Submitted Policies represent completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.
The following table presents the number of Submitted Policies by product for the Medicare segments for the periods indicated, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Medicare Advantage	97,675	13,608	51,078	314,088	13,608	134,173
Medicare Supplement	1,245	763	3,091	6,164	763	11,205
Prescription Drug Plans	2,006	452	2,217	6,437	452	7,675
Total Medicare—Commissionable	100,926	14,823	56,386	326,689	14,823	153,053
Medicare Advantage	6,472	1,005	2,338	20,806	1,005	4,240
Medicare Supplement	1,716	234	635	5,262	234	1,051
Prescription Drug Plans	1,034	155	335	2,787	155	471
Total Medicare—Non Commissionable	9,222	1,394	3,308	28,855	1,394	5,762
Total Medicare Submitted Policies	110,148	16,217	59,694	355,544	16,217	158,815
Total Medicare Submitted Policies were 110,148 for the three months ended September 30, 2020, 59,694 for the Period from July 1, 2019 through September 12, 2019 and 16,217 for the Period from September 13, 2019 through September 30, 2019. The increase is attributable to improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects, along with increased efficiency of our agents. Agent efficiency increased due to the implementation of more efficient marketing strategies and improvements in our LeadScore and call-routing technologies, which allowed our agents to increase the number of qualified prospects they are able to talk to and improve the rate at which a qualified prospect converts to a Submitted Policy. Additionally, the expansion of our facilities to accommodate additional agents and the hiring of additional agents also contributed to the increase in Submitted Policies. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Total Medicare Submitted Policies were 355,544 for the nine months ended September 30, 2020, 158,815 for the Period from January 1, 2019 through September 12, 2019 and 16,217 for the Period from September 13, 2019 through September 30, 2019. The increase is attributable to the same factors as described above.
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

The following tables present the number of Approved Submissions by product relating to commissionable policies for each of the Medicare segments for the periods indicated. Only commissionable policies are used to calculate our LTV.
Medicare—Internal

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Medicare Advantage	77,186	8,940	36,270	228,612	8,940	86,544
Medicare Supplement	315	199	944	1,602	199	3,198
Prescription Drug Plans	1,574	313	1,611	5,319	313	5,078
Medicare—Internal Commissionable Approved Submissions	79,075	9,452	38,825	235,533	9,452	94,820
Medicare—Internal commissionable Approved Submissions were 79,075 for the three months ended September 30, 2020, 38,825 for the Period from July 1, 2019 through September 12, 2019 and 9,452 for the Period from September 13, 2019 through September 30, 2019. The increase was attributable to the hiring of additional agents (including the expansion of our facilities to accommodate additional agents), the increased efficiency of our agents due to technology improvements and improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects.
Medicare—Internal commissionable Approved Submissions were 235,533 for the nine months ended September 30, 2020, 94,820 for the Period from January 1, 2019 through September 12, 2019 and 9,452 for the Period from September 13, 2019 through September 30, 2019. The increase was attributable to the same factors as described above.
Medicare—External

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Medicare Advantage	19,390	3,441	15,551	80,656	3,441	48,341
Medicare Supplement	844	466	1,852	4,035	466	7,065
Prescription Drug Plans	352	139	606	1,206	139	2,597
Medicare—External Commissionable Approved Submissions	20,586	4,046	18,009	85,897	4,046	58,003
Medicare—External commissionable Approved Submissions were 20,586 for the three months ended September 30, 2020, 18,009 for the Period from July 1, 2019 through September 12, 2019 and 4,046 for the Period from September 13, 2019 through September 30, 2019. The decrease is attributable to a strategic shift to generating consumer leads in the internal channels.
Medicare—External commissionable Approved Submissions were 85,897 for the nine months ended September 30, 2020, 58,003 for the Period from January 1, 2019 through September 12, 2019 and 4,046 for the Period from September 13, 2019 through September 30, 2019. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
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
The following table presents the LTV per Approved Submission by product for the Medicare segments for the periods indicated:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from July 1, 2019 through September 12, 2019	Nine Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
Medicare Advantage	$987	$1,013	$922	$913	$1,013	$888
Medicare Supplement	$934	$951	$846	$929	$951	$911
Prescription Drug Plans	$215	$200	$198	$216	$200	$194
LTV per Approved Submission for Medicare Advantage was $987 for the three months ended September 30, 2020, $922 for the Period from July 1, 2019 through September 12, 2019 and $1,013 for the Period from September 13, 2019 through September 30, 2019 primarily due to an increase in CMS-approved commission rates and a more diverse carrier base allowing us to offer more products and plans that could satisfy a diverse range of needs contributing to more long-term customer satisfaction with their policy. LTV per Approved Submission for Medicare Supplement was $934 for the three months ended September 30, 2020, $846 for the Period from July 1, 2019 through September 12, 2019 and $951 for the Period from September 13, 2019 through September 30, 2019 due to favorable changes in carrier mix. LTV per Approved Submission for prescription drug plans was $215 for the three months ended September 30, 2020, $198 for the Period from July 1, 2019 through September 12, 2019 and $200 for the Period from September 13, 2019 through September 30, 2019 primarily due to improved persistency rates and carrier mix shifts.
LTV per Approved Submission for Medicare Advantage was $913 for the nine months ended September 30, 2020, $888 for the Period from January 1, 2019 through September 12, 2019 and $1,013 for the Period from September 13, 2019 through September 30, 2019 due to a shift in carrier mix, offset by an increase in CMS-approved commission rates and a more diverse carrier base allowing us to offer more products and plans that contributed to more long-term customer satisfaction. LTV per Approved Submission for Medicare Supplement was $929 for the nine months ended September 30, 2020, $911 for the Period from January 1, 2019 through September 12, 2019 and $951 for the Period from September 13, 2019 through September 30, 2019 primarily due to changes in carrier mix, offset by decreases in the estimates of plan persistency. LTV per Approved Submission for prescription drug plans was $216 for the nine months ended September 30, 2020, $194 for the Period from January 1, 2019 through September 12, 2019 and $200 for the Period from September 13, 2019 through September 30, 2019 primarily due to improved persistency rates and carrier mix shifts.

IFP and Other Segments
Submitted Policies
Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.
Total Submitted Policies for the IFP and Other segments were 20,313 for the three months ended September 30, 2020, 42,906 for the Period from July 1, 2019 through September 12, 2019 and 1,379 for the Period from September 13, 2019 through September 30, 2019 due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of IFP and Other.
Total Submitted Policies for the IFP and Other segments were 83,366 for the nine months ended September 30, 2020, 150,544 for the Period from January 1, 2019 through September 12, 2019 and 1,379 for the Period from September 13, 2019 through September 30, 2019 due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of IFP and Other.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. As of September 30, 2020, cash and cash equivalents totaled $294.6 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500,000 shares of common stock at the IPO price of $21.00, and generating net proceeds of $852.4 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Aggregate Revolving Credit Facility, as described further below, portion of the Credit Facilities. As of September 30, 2020, we had no amounts outstanding under the Aggregate Revolving Credit Facility and had a remaining capacity of $58.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the nine months ended September 30, 2020, the Period from January 1, 2019 through September 12, 2019 and the Period from September 13, 2019 through September 30, 2019:

	Successor		Predecessor
	Nine Months Ended September 30, 2020	Period from September 13, 2019 through September 30, 2019	Period from January 1, 2019 through September 12, 2019
(in thousands)
Net cash provided by operating activities	$28,835	$16,143	$9,281
Net cash used in investing activities	$(12,023)	$(808,404)	$(5,597)
Net cash provided by (used in) financing activities	$265,578	$831,710	$(3,449)
Operating Activities
Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; change in the fair value of contingent consideration; and amortization of debt discount and issuance costs and the effect of changes in working capital and other activities.
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
Net cash provided by operating activities was $28.8 million for the nine months ended September 30, 2020, which consisted of $230.3 million in net loss and adjustments for non-cash items of $306.9 million, offset by the effect of changes in operating assets and liabilities representing a $47.8 million use of cash. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $117.9 million, partially offset by an increase in deferred revenue of $40.2 million and an increase in commissions payable of $28.0 million. The increases in commissions receivable and commissions payable were each driven by increases in Medicare commissionable Approved Submissions. The increase in deferred revenue represents carrier-specific marketing development funds received in advance of satisfying the related performance obligation.
Net cash provided by operating activities was $9.3 million for the Period from January 1, 2019 through September 12, 2019, and primarily consisted of $57.1 million in net loss and adjustments for non-cash items of $91.5 million, offset by the effect of changes in operating assets and liabilities representing a $25.1 million use of cash. The change in operating assets and liabilities was primarily driven by commissions receivable of $63.4 million, offset by increases in commissions payables of $19.2 million, which were each driven by increases in Medicare commissionable Approved Submissions.
Net cash provided by operating activities was $16.1 million for the Period from September 13, 2019 through September 30, 2019, which consisted of $11.7 million in net loss and adjustments for non-cash items of $5.2 million, offset by the effect of changes in operating assets and liabilities representing $22.7 million in cash. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue of $18.1 million, an increase in other liabilities of $13.7 million and an increase in commissions payable of $8.3 million, partially offset by an increase in commissions receivable of $15.4 million. The increase in deferred revenue represents carrier-specific marketing development funds received in advance. The increases in commissions receivable and commissions payable were each driven by increases in Medicare commissionable Approved Submissions.
Investing Activities
Net cash used in investing activities was $12.0 million for the nine months ended September 30, 2020 and consisted of capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Net cash used in investing activities was $5.6 million for the Period from January 1, 2019 through September 12, 2019 and was primarily attributable to capitalized internal-use software related to new technology, software, and systems.
Net cash used in investing activities of $808.4 million for the Period from September 13, 2019 through September 30, 2019 was primarily attributable to the Centerbridge Acquisition, which was comprised of $807.6 million of net cash used in investing activities.
Financing Activities
Net cash provided by financing activities of $265.6 million for the nine months ended September 30, 2020 was due to proceeds from the issuance of Class A common stock sold in the IPO, net of offering costs, of $852.4 million. Of the $852.4 million of IPO proceeds, $508.3 million was used to purchase LLC Interests, $100.0 million was used to settle the Senior Preferred Earnout Units, and $96.2 million was used as partial consideration for the Blocker Merger. Additionally, the Company made borrowings of $117.0 million under the Incremental Term Loan Facility during the nine months ended September 30, 2020.
Net cash used in financing activities of $3.4 million for the Period from January 1, 2019 through September 12, 2019 was due to repayments of $59.9 million under our predecessor revolving credit facility, offset by borrowings of $56.5 million under the same facility.
Net cash provided by financing activities was $831.7 million for the Period from September 13, 2019 through September 30, 2019. This was comprised of $541.3 million for the issuance of preferred units in connection with the Centerbridge Acquisition, $300.0 million from borrowings under the Term Loan Facility, partially offset by debt issuance costs and payments of capital lease obligations.

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
As of September 30, 2020, we had principal amounts totaling $297.0 million outstanding under the Term Loan Facility and $116.4 million outstanding under the Incremental Term Loan Facility (collectively the “Aggregate Term Loan Facility”). We had no amounts outstanding under the Revolving Credit Facility, the Incremental Revolving Credit Facility, or the Incremental No. 3 Revolving Credit Facility (collectively the “Aggregate Revolving Credit Facility”). The Aggregate Revolving Credit Facility had a remaining capacity of $58.0 million as of September 30, 2020.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Prospectus and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our Prospectus.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any customers was minimal as of September 30, 2020, based on the lack of collection issues in the past and the high financial standards we require of customers. As of September 30, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 94%, or $7.5 million, of the Company’s total accounts receivable. As of December 31, 2019, five customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 87%, or $21.2 million, of the Company’s total accounts receivable. No other customers represented 10% or more of the Company’s total accounts receivable at September 30, 2020 and December 31, 2019.

Interest Rate Risk
As of September 30, 2020, we had cash of $294.6 million deposited in non-interest bearing accounts with major banks with limited to no-interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We derive a large portion of our revenue from a limited number of carriers. Carriers owned by Humana and Anthem accounted for (i) approximately 45% and 30%, respectively, of net revenues for the nine months ended September 30, 2020 and 32% and 24%, respectively, of net revenues for the nine months ended September 30, 2019; (ii) approximately 48% and 33%, respectively, of Medicare—Internal segment revenue for the nine months ended September 30, 2020, and 50% and 34%, respectively, of Medicare—Internal segment revenue for the nine months ended September 30, 2019; and (iii) approximately 54% and 32%, respectively, of Medicare—External segment revenue for the nine months ended September 30, 2020 and 38% and 33%, respectively, of Medicare—External segment revenue for the nine months ended September 30, 2019. In addition, carriers owned by UnitedHealth Group represented approximately 34% and 29% of IFP and Other—Internal segment revenue for the nine months ended September 30, 2020 and for the nine months ended September 30, 2019, respectively.
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
Our competitors provide services designed to help customers shop for insurance. Some of these competitors include:
•companies that operate insurance search websites or websites that provide quote information or the opportunity to purchase insurance products online, including aggregators and lead generators;
•companies that advertise primarily through the television;
•individual insurance carriers, including through the operation of their own websites, physical storefront operations and broker arrangements;
•traditional insurance agents or brokers; and
•field marketing organizations.
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
Our arrangements with carriers, particularly those that contract with federal healthcare care programs, are highly regulated and subject us to broadly applicable federal and state fraud and abuse and other federal and state healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to, among others, financial arrangements between entities that have the ability to refer and generate business that is subject to reimbursement under federal healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, ordering, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of an applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation, and a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (described immediately below);
•the federal false claims, including the civil False Claims Act, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act can be enforced by private citizens through civil qui tam actions. A claim includes “any request or demand” for money or property presented to the U.S. government;
•the federal beneficiary inducement civil monetary laws, which generally prohibit giving something of value to an individual if the remuneration is likely to influence that beneficiary’s choice of a particular provider, supplier or practitioner for services covered by applicable federal healthcare programs. There are a number of exceptions, such as, remuneration that “promotes access to care and poses a low risk of harm to patients and federal healthcare programs.” A violation of this statute includes fines or exclusion from federal healthcare programs;
•The Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willingly obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves.
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
State regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from carriers. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:
•grant and revoke licenses to transact insurance business;
•conduct inquiries into the insurance-related activities and conduct of agents and agencies;
•require and regulate disclosure in connection with the sale and solicitation of health insurance;
•authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;
•approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;
•regulate the content of insurance-related advertisements, including web pages, and other marketing practices;
•approve policy forms, require specific benefits and benefit levels and regulate premium rates;
•impose fines and other penalties; and
•impose continuing education requirements.
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
Obtaining quality consumer leads is important to our business, but our ability to convert these consumer leads to customers is also a key to our success. Our growth depends in large part upon growth in Approved Submissions in a given period. The rate at which we grow our Approved Submissions directly impacts our revenue. In addition, the rate at which Submitted Policies turn into commissionable Approved Submissions impacts the expected LTV of our customers, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:
•changes in customer shopping behavior due to circumstances outside of our control, such as economic conditions, customers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, the effects of pandemics, such as COVID-19, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including healthcare reform;
•the quality of, and changes to, the customer experience on our platform;
•regulatory requirements, including those that make the experience on our platform cumbersome or difficult to navigate or reduce the ability of customers to purchase plans outside of enrollment periods;
•the variety, competitiveness and affordability of the health insurance plans that we offer;
•system failures or interruptions in the operation of our technology platform or call center operations;
•changes in the mix of customers who are referred to us through our direct, marketing partner and online advertising customer acquisition channels;
•carriers offering health insurance plans for which customers have expressed interest, and the degree to which our technology is integrated with those carriers;
•carrier guidelines applicable to applications submitted by customers, the amount of time a carrier takes to make a decision on that application and the percentage of submitted applications approved by carriers;
•the effectiveness of agents in assisting customers; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.
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
Numerous federal, state and international laws and regulations govern the collection, use, disclosure, storage, processing, transmission and destruction of personal information, including individually identifiable health information. These laws and regulations, including their interpretation by governmental agencies and regulators, are subject to frequent change. These regulations could have a negative impact on our business, for example:
•HIPAA and its implementing regulations were enacted to ensure that employees can retain and at times transfer their health insurance when they change jobs, and to simplify healthcare administrative processes. The enactment of HIPAA also expanded protection of the privacy and security of protected health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Failure to comply with HIPAA could result in enforcement activity, fines, penalties and litigation that could have a material adverse effect on us;
•The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a four-tier system of sanctions for breaches ranging from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million per violation category. These penalties are required to be adjusted for inflation. Failure to comply with the HITECH Act could result in enforcement activity, fines, penalties and litigation that could have a material adverse effect on us;
•Other federal and state laws restricting the use and protecting the privacy and security of individually identifiable information may apply, many of which are not preempted by HIPAA; and
•Federal and state consumer protection laws are increasingly being applied by the Federal Trade Commission, or FTC, and states’ attorneys general to regulate the collection, use, processing, destruction, storage and disclosure of individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.
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

State and federal laws may apply to our collection, use, handling, processing, destruction, disclosure, and storage as well. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became enforceable by the California Attorney General on July 1, 2020, affords consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA was recently amended, and it is possible it will be amended again by other pending legislative initiatives or by popular referendum. The Attorney General of California is promulgating implementing CCPA regulations which are undergoing successive rounds of public comment and revision. The potential effects of this legislation, including whether and how the law will be applied to the consumer health-related data we collect through our service, are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA does contain an exemption for medical information governed by the California Confidentiality of Medical Information Act (CMIA), and for protected health information collected by a covered entity or business associate governed by the privacy, security and breach notification rule established pursuant to HIPAA and HITECH, but the precise application and scope of this exemption as well as how it would apply to our business is not yet clear.
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
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of September 30, 2020, 54 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to a company in Honduras. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.
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
Our success depends, in part, upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the Internet to request further information or contact the distributors directly or indirectly that sell the products we offer. Individuals and carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of healthcare reform. Our future growth, if any, will depend in part upon:
•the growth of the Internet as a market for individual health insurance plans and services;
•individuals’ willingness and ability to conduct their own health insurance research;
•our ability to make the process of purchasing health insurance online an attractive alternative to traditional and new means of purchasing health insurance;
•our ability to successfully and cost-effectively market our services as superior to traditional or alternative sources for health insurance to a sufficiently large number of individuals; and
•carriers’ willingness to use us and the Internet as a distribution channel for health insurance products and plans.
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
A significant portion of our total assets consists of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 56.8% of total assets on our balance sheet as of September 30, 2020. We evaluate goodwill and intangible assets for impairment annually in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our operating results and financial condition.
Changes in lease accounting standards may materially and adversely affect us.
Beginning on January 1, 2022, or earlier if we cease to be an "emerging growth company", the Financial Accounting Standards Board, or FASB, rules will require that we account for our office space leases as assets and liabilities on our balance sheet. We previously accounted for such leases on an “off-balance sheet” basis. As a result of these changes to the FASB rules, we will be required to record lease-related assets and liabilities on our balance sheet, and the way in which we record and classify our lease-related expenses may change as well. Though these changes will not have any direct effect on our overall financial condition, they will cause the total amount of assets and liabilities we report to increase.
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
We have in the past acquired businesses and in the future may decide to acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:
•an acquisition may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
•an acquisition undertaken for strategic business purposes may negatively impact our results of operations;
•we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked these controls, procedures and policies;
•the acquired businesses may have unexpected liabilities that we will be forced to assume;
•the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results; and
•acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience, such as our acquisition of Creatix which had operations in Slovakia.
We cannot provide assurance that we will be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we may not realize the anticipated benefits from the acquisition or that the financial markets or investors will negatively view the acquisition. Even if we successfully complete an acquisition, it could harm our business, operating results and financial condition.
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
Because our services involve the collection, processing, use, storage and transmission of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, we are subject to various laws, regulations, industry standards and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. We also hold a significant amount of personal information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and/or human errors or other similar events. Compliance with privacy and security laws, requirements and regulations may result in cost increases due to new constraints on our business, the development of new processes, the effects of potential non-compliance by us or third-

party service providers, and enforcement actions. We may be required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches and other threats to our information technology systems. Despite our implementation of security measures, techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.
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
The total principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, as of September 30, 2020 was $413.4 million, consisting of $297.0 million and $116.4 million outstanding under our Term Loan Facility and Incremental Term Loan Facility, respectively. Our indebtedness could have significant effects on our business, such as:
•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and

•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.
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
The terms of our Credit Facilities restrict us and our restricted subsidiaries from engaging in specified types of transactions. These covenants restrict our ability, and that of our restricted subsidiaries, to, among other things:
•incur indebtedness;
•incur certain liens;
•consolidate, merge or sell or otherwise dispose of assets;
•make investments, loans, advances, guarantees and acquisitions;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with affiliates;
•alter the business conducted by us and our subsidiaries;
•change their fiscal year; and
•amend or modify governing documents.
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
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•allocation of expenses to and among different jurisdictions;
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof; or

•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
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
As of November 6, 2020, the Founders and Centerbridge control, in the aggregate, approximately 69.5% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that the Founders and Centerbridge elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.
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
Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•no cumulative voting in the election of directors;
•subject to the rights of the holders of any preferred stock and the terms of the Stockholders Agreement, the number of directors shall be determined exclusively by the a majority of the whole board or directors;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 662/3% of the voting power represented by our then-outstanding common stock (other than directors appointed pursuant to the Stockholders Agreement, who may be removed with or without cause in accordance with the terms of the Stockholders Agreement);
•at any time when Centerbridge beneficially owns, in the aggregate, less than 40% of the voting power entitled to vote generally in the election our directors, that stockholders may not act by written consent; and
•at any time when Centerbridge beneficially owns, in the aggregate, less than 40% of the voting power entitled to vote generally in the election our directors, that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 662/3% of the voting power represented by our then-outstanding common stock.
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
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer, ” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:

•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board, or PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
As of November 6, 2020, we have outstanding a total of 84,182,961 shares of Class A common stock. Of the outstanding shares, the 43,500,000 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the shares of Class A common stock issued to the Blocker Shareholders in the Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
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
You may not be able to resell your shares at or above the price which you paid for them due to a number of factors included herein, including the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•technology changes, changes in consumer behavior or changes in merchant relationships in our industry;
•security breaches related to our systems or those of our merchants, affiliates or strategic partners;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of global payment companies;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;
•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation or governmental investigations;

•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q		3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q		3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
____________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date: November 13, 2020	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer

Date: November 13, 2020	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen Chief Financial Officer