Form 10-K
period 2020-12-31
GoHealth, Inc.
filed 2021-03-16
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-39390
GoHealth, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-0563805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 West Huron St.		60654
Chicago,	Illinois
(Address of principal executive offices)		(Zip Code)
(312) 386-8200
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	GOCO	The Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Emerging growth company	☒
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on the Nasdaq Global Market on July 15, 2020.
As of March 9, 2021, the registrant had 98,447,689 shares of Class A common stock, $0.0001 par value per share, outstanding and 222,752,389 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures and debt service obligations, are forward-looking statements.
In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report on Form 10-K titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
CERTAIN DEFINITIONS
As used in this Annual Report on Form 10-K, unless the context otherwise requires:
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
•“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, Norwest, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market (the “Nasdaq rules”)) who are disinterested), cash or newly-issued shares of our Class A common stock.

GoHealth, Inc.	2020 Form 10-K	1

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
•“Predecessor 2019 Period” refers to the period preceding the Centerbridge Acquisition from January 1, 2019 through September 12, 2019.
•“Successor 2019 Period” refers to the period succeeding the Centerbridge Acquisition from September 13, 2019 through December 31, 2019.
•“Transactions” refer to our IPO and certain organizational transactions that were effected in connection with our IPO, and the application of the net proceeds therefrom. See Note 1, “Description of Business and Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the Transactions.
GoHealth, Inc. is a holding company and the sole managing member of GoHealth Holdings, LLC, and its principal asset consists of LLC Interests.
All dollars and share amounts, except per share amounts, disclosed in this Annual Report on Form 10-K are stated in thousands unless otherwise noted.
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines;
•Our business may be harmed if we lose our relationships with carriers or if our relationships with carriers change;
•Our failure to grow our customer base or retain our existing customers;
•Carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform;
•Significant consolidation in the health insurance industry could adversely alter our relationships with carriers;
•Information technology system failures could interrupt our operations;

GoHealth, Inc.	2020 Form 10-K	2

•Factors that impact our estimate of LTV (as defined below);
•Our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents;
•Changes and developments in the health insurance system and laws and regulations governing the health insurance markets;
•Our ability to effectively advertise our products on a cost-effective basis or market the availability of our products through specific channels; and
•The Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders.
KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Approved Submissions” refer to Submitted Policies approved by carriers for the identified product during the indicated period.
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for share-based compensation expense, expense related to the accelerated vesting of certain equity awards, change in fair value of contingent consideration liability, Centerbridge Acquisition costs, severance costs and one time indirect costs in connection with our IPO.
•“Adjusted EBITDA margin” refers to Adjusted EBITDA divided by net revenues.
•“CAC” refers to the cost to convert a prospect into a customer less other non-commission carrier revenue for such period. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less other revenue and is presented on a per commissionable Approved Submission basis.
•“Conversion Rate” refers to approved commissionable submissions over qualified prospects.
•“EBITDA” represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense.
•“LTV” refers to the Lifetime Value of Commissions per Approved Submission, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints.
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
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures include EBITDA; Adjusted EBITDA and Adjusted EBITDA margin.

GoHealth, Inc.	2020 Form 10-K	3

Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor its results of operations.
We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure, net income (loss), are presented in the tables below in this Annual Report on Form 10-K. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

GoHealth, Inc.	2020 Form 10-K	4

Part I
ITEM 1. BUSINESS
Overview
We are a leading health insurance marketplace whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance behavioral data optimize the process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically-integrated consumer acquisition platform and highly trained agents has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With nearly 11,000 Americans turning 65 years old every day and GoHealth’s track record of significant growth in net revenues in the Medicare space over the last five years, we believe we will continue to be one of the top choices for unbiased insurance advice to help navigate one of the most important purchasing decisions individuals make.
Over the last two decades, we have consistently invested in our technology, data science and business processes to enroll people in health insurance plans while helping carriers scale their product and plan offerings. Our platform utilizes proprietary technology, machine-learning capabilities, data feedback, efficient business processes, and highly skilled and trained agents, to connect consumers with health insurance carriers (“carriers”), through multiple channels. Through our platform, we primarily offer Medicare Advantage policies, but also offer a wide array of health insurance policies, including, but not limited to, Medicare Supplement, prescription drug plans, and individual and family plans, and allow consumers to choose how to purchase these plans, either with the assistance of our agents or directly online.
For many consumers, choosing a health insurance plan is confusing and difficult, and seemingly small differences between health insurance plans can lead to significant out-of-pocket costs or lack of access to critical medicines, providers or facilities. We simplify the process by offering education, transparency and choice. This includes providing a large selection of health insurance plan choices, unbiased advice informed by consumers’ specific needs, transparency of health insurance plan benefits and fit, assistance accessing available government subsidies and a high-touch TeleCare team. The TeleCare team is focused on increasing consumer engagement with the GoHealth brand, selling new products and services to our consumers that address their healthcare needs, and helping consumers maximize their health insurance plan benefits to support long-term health and wellness. Carriers also benefit from our platform, especially those looking to access the large and fast-growing Medicare-eligible population. We believe carriers utilize our large-scale data and technology as well as our efficient marketing and conversion processes to reduce their CAC, compared to carrier-employed agent workforces.
We also provide services to our consumers in our Medicare segments through our Encompass Platform. The Encompass Platform offerings include value-based care provider engagement, health risk assessments, social determinants of health screening, and preferred pharmacy programs. Our TeleCare team administers Encompass programs on behalf of our carrier partners and further supports consumer persistency by proactively engaging with and educating consumers about their benefits through Plan Fit Check calls.
We have a track record of consistent revenue growth and entering new market segments of insurance products over the last two decades. We create significant value for both consumers and carriers, through our marketplace, which is evidenced by our high growth rate and strong customer engagement dynamics. Over the last four years, we have increasingly shifted our focus towards Medicare products and de-emphasized individual and family health insurance products. This shift in focus has enabled us to capitalize on:
•Strong demographic trends, with Medicare enrollment expected to grow from approximately 62 million individuals in 2020 to approximately 80 million individuals by 2030;
•The increasing proportion of the Medicare-eligible population that is choosing commercial insurance solutions, with 39% of Medicare beneficiaries, or approximately 24 million people, enrolled in Medicare Advantage plans in 2020, an increase of approximately 2.1 million people from 2019 to 2020; and
•Carriers historic reliance on an antiquated traditional field agent driven sales process lacking in transparency, choice and convenience and ripe for disruption by digitally-enabled and technology-driven marketplaces like our platform.
Today, we estimate a total addressable market of nearly $30 billion for Medicare Advantage and Medicare Supplement products. We believe that these trends will drive a larger market in the coming years that, when taken together with our other product and plan offerings, will result in an even larger addressable market. We also believe that we are poised to benefit from market share gains in what has traditionally been a highly fragmented market.
With social distancing measures having been implemented to curtail the spread of COVID-19, we successfully transitioned our agents and other employees to a work from home working environment. We believe the investments we have made in our technology infrastructure have allowed for a seamless transition to a remote working environment without any material impacts

GoHealth, Inc.	2020 Form 10-K	5

to our business, highlighting its resilience. We believe that our business is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality. While social distancing requirements have pushed consumers to conduct business remotely, the underlying demand dynamics for our core products remain unchanged. Additionally, because of our remote agent platform, we believe agents will continue to be attracted to our bonus-based agent compensation model and the stable and attractive source of income it can provide, thereby allowing us to continue to recruit and retain agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.
Our Business Model
Our Platform
Our platform utilizes proprietary technology, machine-learning capabilities, data, efficient business processes, and highly skilled and trained agents to generate a stable, visible revenue stream that benefits from favorable demographic trends. The key components of our platform are:
•Data-Driven, Omnichannel Marketing: Based on predictive consumer lead targeting and a high cadence of multivariate testing on consumer lead generation properties, our data-driven, omnichannel marketing drives increased impressions and qualified prospects with a target return on marketing spend.
•Proprietary LeadScore Technology: LeadScore, one of our proprietary machine-learning technologies, is built on large-scale, end-to-end sales data, predicts the LTV and conversion probability of consumer leads, and is utilized to optimize routing of the consumer leads in real-time regardless of their source.
•Sophisticated Matching Technology: Our proprietary qualified prospect distribution, routing, and priority queuing technology based on LeadScore and agent performance data models help us to optimally match qualified prospects to those agents most likely to convert the qualified prospect to a customer.
•The Marketplace: Our proprietary Marketplace technology features decision support tools and seamlessly integrates with carrier enterprise systems, empowering our highly skilled and trained agents to quickly and efficiently select the right health insurance plan for each consumer based on their specific needs and enroll them in those plans.
•TeleCare Team: Our high-touch TeleCare team is focused on increasing consumer engagement with the GoHealth brand, selling new products and services to our consumers that help meet their healthcare needs, and helping consumers maximize their health insurance plan benefits to support long-term health and wellness.
•Scalable and Compliant Infrastructure: Our cloud infrastructure and compliance-by-design technology ensures scalability and compliance across our platform, essential in a highly regulated industry and crucial from a carrier partner perspective.
Our Value Proposition: Scale Benefits and LTV/CAC Focus
We believe that LTV/CAC provides the best metric on a per commissionable Approved Submission basis into the efficiency and performance of our integrated platform. We focus on strengthening the key drivers of LTV/CAC, including marketing costs, the consumer lead to customer conversion rate and customer satisfaction. While we offer both do-it-yourself and agent-assisted channels to accommodate consumers’ preferences, we believe that for most qualified Medicare prospects, an agent-assisted model maximizes LTV/CAC. As we continue to scale our platform, we improve our key drivers through specialization and optimization using our proprietary data and machine-learning.
We believe the key components of our platform are difficult to replicate for field-based agents, carrier-employed agents, and other digital or telesales competitors, making us increasingly valuable to carriers and consumers. As we increase the number of Submitted Policies, our data on qualified prospect, agent, and carrier performance becomes richer, feeding into our machine-learning and data science-enabled feedback loops, making our marketing and technology even smarter. This differentiates us from other channels and competitors, allowing us to generate more consumer leads, convert those consumer leads to customers at a higher rate, serve our customers over a longer period of time, and reduce our CAC.
Our Products
We operate our business in four segments: (i) Medicare—Internal, (ii) Medicare—External, (iii) Individual and Family Plans, or IFP and Other—Internal and (iv) IFP and Other—External. The Medicare segments focus on sales of Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans (“SNPs”) for multiple carriers. The Medicare and IFP and Other segments are organized by distribution channel, as further described below:
•Internal: The internal segments primarily consist of sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a

GoHealth, Inc.	2020 Form 10-K	6

carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY.
•External: The external segments represent sales of products and plans under GoHealth’s carrier contracts using an independent, national network of agents, or external agencies, which are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans and provide a means to earn a return on consumer leads that otherwise may have not been addressed.
The Medicare—Internal segment is the largest segment by revenue and a primary contributor to our growth and margin expansion. Over the last two years, we grew the Medicare—Internal segment multi-carrier channel agent count and prioritized the placement of qualified prospects into the Medicare—Internal segment. Going forward, we intend to continue our focus on growth and placing qualified prospects within this segment. The Medicare—Internal segment also provides significant benefits to the broader business. For example, carriers that partner with us through one or more of our internal segment businesses will often supplement our marketing and technology investments. Additionally, the external segments can be used when the number of consumer leads in our marketplace is higher than we can address in a timely fashion using our internal channel.
The IFP and Other segments focus on sales of individual and family plans (which include fixed indemnity and major medical plans), dental plans, vision plans and other ancillary plans to individuals that are not Medicare-eligible. The IFP and Other segments represent a valuable source of diversification of products, carriers, consumers and revenue that are not tied solely to Medicare. Many of the products in the IFP and Other segments have a policy life under a single year.
Our Market and Trends Impacting the Industry
Demographic, consumer preference and regulatory factors are driving growth in the individual health insurance market. We service this market through the Medicare segments and the IFP and Other segments.
Medicare
Medicare enrollment is expected to grow significantly over the next 10 years as nearly 11,000 individuals turn 65 each day and become Medicare-eligible. The proportion of the population that is age 65 and older increased from 13% in 2010 to 16% in 2019 and is expected to reach 21% by 2030, according to the United States Census Bureau. As a result, Medicare enrollment is expected to grow from approximately 62 million individuals in 2020 to approximately 80 million individuals by 2030. This growth in Medicare enrollment will increase the numbers of qualified prospects for our marketing efforts. Internet usage by individuals age 65 and older is also increasing, with 73% using the Internet in 2019 compared to 40% in 2009 according to the Pew Research Center. Seniors are also transacting more online, with 55% of people age 65 and older making online purchases monthly.
In addition to the growth in Medicare-eligible beneficiaries and higher online usage, the interest in Medicare-eligible individuals in private Medicare plans is expected to continue to increase. In 2020, 39% of all Medicare beneficiaries were enrolled in Medicare Advantage plans and between 2019 and 2020, total Medicare Advantage enrollment grew by about 2.1 million individuals or 9%. According to estimates, Medicare Advantage penetration is likely to reach 50% penetration for all Medicare-eligible individuals by 2025 and could reach as high as 60% to 70% between 2030 and 2040. Compared to original Medicare, Medicare Advantage has lower annual healthcare costs and access to greater benefits. In addition, we expect the increase in Medicare Advantage penetration to accelerate due to the COVID-19 pandemic because of increasing consumer preference for online and telephonic insurance enrollment as opposed to face-to-face consultations. We believe the increased penetration of Medicare Advantage, as well as the growth of the number of Medicare-eligible individuals, will lead to increased submissions for marketplaces, such as ours in the future. Consumers choose Medicare Advantage plans around a specific criteria set which includes premium, total expected costs out of pocket, provider network composition, formulary coverage and supplemental benefits, which we believe are more efficiently addressed through a non-field-based distribution channel.
The growth in Medicare-eligible seniors and growing interest in private Medicare plans has led to an increase in plan choices. In addition to the increase in plan choices, the differences between health insurance plans has increased significantly. For 2019, the Centers for Medicare and Medicaid Services (“CMS”) eliminated the meaningful difference requirement to improve competition, innovation and available benefit offerings and provide beneficiaries with affordable health insurance plans that are tailored to a consumer’s specific healthcare needs and financial situation. The types of supplemental benefits that health insurance plans cover increased in 2018, 2019 and 2020 and now cover transportation assistance, meal benefits, in-home support, telemonitoring, and caregivers support, among others. This growth in plan choices made education and assistance with plan selection more important for consumers and allows carriers to target specific Medicare Advantage plans with packages of benefits designed to be attractive to different segments of Medicare consumers. Marketplaces such as ours help educate consumers, and assist them in making informed plan choices. In addition, we specifically micro-target our marketing to precise populations to allow carriers to grow increasingly differentiated health insurance plans. This precise marketing is more difficult for traditional radio or television-based marketing channels.
Individual and Family Plans
After the passage of the Affordable Care Act (“ACA”), the individual health insurance market grew from 10.6 million enrollees in 2013 to 17.4 million enrollees in 2015. Such increase was driven by (1) the requirement to purchase health insurance, or the

GoHealth, Inc.	2020 Form 10-K	7

individual mandate, (2) the requirement that carriers not consider pre-existing medical conditions in coverage decisions and (3) premium subsidies for middle and lower income individuals that were also contained in that legislation. With the repeal of the individual mandate in 2017 and broader economic trends, such as gains in employment, which increased the number of people having job-based coverage, the individual market has declined. The relative importance of the IFP and Other segments continues to diminish as we allocate resources to the fast growing Medicare segments.
Our Carrier Relationships
We maintain longstanding, deeply integrated relationships with leading carriers in the United States, who have some of the industry’s most widely recognizable brands. For the twelve months ended December 31, 2019 and 2018, the primary carriers that we served in the Medicare segments were carriers owned by Humana and Anthem, and we have made significant investments in our carrier network in 2020, including United, Cigna and Aetna, among others. These high-quality relationships have resulted in strong carrier retention rates; since our inception, we have never had a carrier terminate for performance. We typically enter into contractual agency relationships with carriers that are non-exclusive and terminable on short notice by either party for any reason. Carriers often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.
We believe carriers see our method of acquiring consumers as scalable and efficient and, ultimately, as cost-advantageous compared to their own models, and provide us, in some cases, with marketing development. The carriers are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate revenues directly from the consumers to whom we sell insurance policies on behalf of carriers.
A core element of our value proposition to carriers relates to our ability to reliably place policies in compliance with applicable regulations and carrier-specific requirements. As such, we work closely with carriers to develop approved scripts and to undertake regular audits of our compliance with carrier requirements. In addition, our agents operate under compensation structures established to fully align their incentives with our compliance objectives.
Carriers owned by Humana, Anthem and United accounted for (i) approximately 40%, 29% and 13%, respectively, of net revenues for the twelve months ended December 31, 2020, approximately 46%, 22% and 4%, respectively, of net revenues for the Successor 2019 Period, approximately 31%, 18% and 10%, respectively, of net revenues for the Predecessor 2019 Period and 25%, 8% and 8%, respectively, of net revenues for the twelve months ended December 31, 2018.
We continue to focus on building out our carrier footprint in order to provide our consumers with a greater choice of health insurance plans. This expanded carrier footprint positions the Company well to help maximize the likelihood of finding the right policy for consumers, driving better conversion of incoming calls and higher persistency in plans.
Our Technology
We have a technology culture that incentivizes the relentless improvement of every measurable point of the consumer experience. We harness our data, in unison with a deep investment in data expertise, to power key decision engines that scrutinize every step of the consumer journey and identify areas where technology and process-improvement investment will most impact our unit economics, including driving improvements in LTV/CAC. We operate dozens of proprietary technology systems, which support a data-driven consumer acquisition, service, and retention lifecycle within the health insurance market.
•Consumer Lead Acquisition: We acquire consumer leads through many channels, including paid Internet searches, television advertising, direct mail, affiliate sources, organic traffic from GoHealth.com and other channels. We use our streaming data systems to monitor CAC, the attributes and volume of consumer leads, the efficiency of the sales process, and historical performance benchmarks on a real-time basis. These systems allow our marketing team and automated marketing systems to make informed consumer lead acquisition decisions, resulting in lower CAC. Further, we have engineered our online lead generation forms that capture consumer leads to conduct high-volume testing of our consumer lead systems. Finally, our Consent Manager system ensures the capture of verifiable consent to call or text each consumer lead in compliance with the Telephone Consumer Protection Act (“TCPA”).
•Lead Scoring: When consumers engage with us through the telephone or our website, our data systems capture attributes about the consumer, including the specific advertisement and channel that precipitated the consumer’s engagement. Our proprietary LeadScore technology applies a machine-learning model to years of historical consumer lead data we have gathered and their measured long-term outcomes to predict the expected LTV of all incoming consumer leads from the moment they connect with us. We use LeadScore to make several decisions throughout the sales process about how to optimize the routing of the consumer lead and what agents or agencies are best suited to serve each consumer.
•Contact Queuing: We utilize our SPLICE system, a proprietary contact queue prioritized by LTV and throttled by an integrated monitor of agent capacity, to optimize outreach to our most valuable online consumer leads at a point in time when they can be connected to our agents with minimal wait time.
•Outbound Contact and Qualification: Following SPLICE’s automated decision for consumer outreach, our automatic telephony system contacts the consumer and immediately places them on the phone with an agent, who gathers

GoHealth, Inc.	2020 Form 10-K	8

information to personalize the consumer’s sales experience, who we refer to as an Advocate. We also use the data gathered by our Advocates to improve the sales process by testing the questions our Advocates ask and building data models of how consumers’ answers affect agent-consumer fit, consumer-product fit, CAC, LTV, and long-term customer satisfaction.
•Lead Distribution: At the conclusion of the information-gathering process, and while the consumer is still on the phone, we use our proprietary lead auction system to make a health insurance market for the lead. External agencies participate in the auction along with our internal agency and programs, and present a pricing bid based on the consumer lead’s profile. We compete in the auction, winning the lead in the vast majority of cases, as our unit economics make typical consumer leads far more profitable for us to service than to distribute to external agencies. Our Assisted Live Transfer technology connects the call to the winner, via either warm (attended) transfer or cold (blind) transfer, dynamically chosen based on the availability of Advocates.
•Optimized Call Routing: If the consumer lead is distributed from an Advocate further into our internal sales process, our CallRouter technology partitions the consumer leads into clusters based on lead and agent attributes. Each cluster is serviced by insurance agents with specialized licensing, training, experience, and performance characteristics tailored to that cluster. An agent can be assigned to one or more clusters, and each agent has a rank within each cluster to express the agent’s relative proficiency for servicing consumer leads in the cluster. Agent, consumer lead, and cluster performance data are continuously gathered and regularly analyzed by machine-learning experts and sales managers alike to ensure optimal call-routing.
•Consumer Lead Management: As consumer leads are assigned and connected to agents, our BrokerOffice technology provides guidance to the agents on the most appealing value proposition to the consumer based on the information previously collected about the consumer.
•Marketplace: After reviewing the consumer’s profile in BrokerOffice, the agent launches our Marketplace technology. Our Marketplace technology provides comparative shopping capabilities for all products available to the consumer in their geography and across carriers. It also ensures that while the agent has access to, and is able to compare, all products in the market, they only sell products for which they are appointed and licensed. The Marketplace has a growing set of decision support capabilities to guide the agent to the consumer’s ideal plan. For example, agents have the ability to look up each consumer’s providers and prescription drugs to compare their coverage inclusion and cost across plans. When the agent is ready to apply for a specific plan with the consumer, they may do so directly through the Marketplace. If the consumer requires time to consider the plan, the agent can send a personalized plan proposal either by email or SMS text message. Consumers can review proposals and enroll on their own directly from their phone, tablet, or computer.
•Electronic Applications: We utilize proprietary domain-specific language for the rapid development and deployment of compliant electronic insurance applications. We ensure that insurance applications can be built and validated using standard, reusable modules wherever appropriate, while still being able to seamlessly integrate custom components as necessary. Completed applications are delivered directly to the corresponding carrier through custom integration partnerships.
•Consumer Lifecycle Management: We receive application submission, commission, and book of business data regularly from each integrated carrier. We integrate this data with the other consumer data gathered throughout the consumer lifecycle to build a Retention Model using our machine-learning technology, which identifies consumers in need of engagement. Similar to many of our other systems, the Retention Model is continuously tested to increase performance and capability. We also use post-sale data from carriers to model how retention outcomes relate to consumer, marketing, and customer journey attributes so that every piece of our technology can be further optimized to maximize customer satisfaction and improve the sales process.
•Monitoring: We have also developed several enabling and monitoring technologies to detect and automatically address anomalies and inefficiencies in our operations based on deviations from baseline norms, and to ensure that our operations are fully compliant. Agent calls are continuously monitored so that we automatically redact PCI from compliant call recordings in real time. Various network and agent performance metrics are tracked so that we can exert control over our advertising and sales operations.

GoHealth, Inc.	2020 Form 10-K	9

Our Agents
Since our inception, our highly skilled and trained agents have enrolled millions of people in Medicare and individual and family plans. Our technology, lead distribution and workflow allow agents to work in our Benefits Center or to work remotely at home, providing us with a sustainable avenue for growth.
Our agent base consists of licensed Tier 2 and TeleCare agents who assist in guiding consumers through their healthcare journey. Our licensed Tier Two agents help consumers choose the best plan for them and enroll consumers into policies. TeleCare agents further engage and help consumers utilize their benefits and better engage consumers, helping drive higher satisfaction and persistency. Our agents benefit from a rigorous training program consisting of four-to-eight weeks of classroom and interactive instruction prior to engaging with consumers. Our training courses cover insurance licensing, compliance requirements, customer service interactions, live role playing, and systems use. We competitively compensate agents to incentivize their productivity, increase member retention and improve customer satisfaction. In addition to an hourly wage, we also compensate our agents through a structured bonus program. Our bonus program is designed to compensate agents based on the customer experience and plan lifetime. Customer experience is measured through a customer satisfaction survey. Plan lifetime is measured through policy issuance and retention.
Our Marketing
We employ data-driven, omnichannel marketing efforts to increase consumer phone calls and visits to our website and convert those calls and visits into customers. Our marketing initiatives include:
•Offline Media Marketing: Our offline media channel consists of branded advertisements run on television (both linear and over-the-top) and radio, as well as targeted direct mail campaigns.
•Digital (Online) Media: Our digital media channel consists of branded advertisements run on paid search, display, native and social media platforms. These paid media efforts are supported by unpaid email and organic search campaigns. Our online advertising programs are delivered across all Internet-enabled devices, including desktop computers, tablet computers and smart phones.
•Marketing Partners: Our marketing partner consumer acquisition channel consists of a network comprised of hundreds of partners that drive consumers to our e-commerce platform and Benefits Center. These partners include healthcare industry participants, such as insurance carriers, financial and online services partners in industries, such as banking and insurance, as well as affiliate organizations.
Government Regulation and Compliance
The marketing and sale of insurance products and plans is a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are affected by laws and regulations that apply to businesses in general, the healthcare industry, and the insurance industry, as well as to businesses operating on the internet. This includes a continually expanding and evolving range of laws, regulations and standards that address financial services, information security, data protection, privacy and data collection and destruction, marketing of Medicare Advantage and other Medicare plans, healthcare compliance and fraud and abuse, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the internet. In addition, we are a licensed insurance producer in all 50 U.S. states and the District of Columbia. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals. Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities and, should we fail to retain our licenses, our business and results of operations could be adversely affected.
The Medicare segments are subject to regulations and guidelines issued by CMS that place a number of requirements on carriers, agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. State insurance departments also regulate the marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, our carriers are required to file with CMS and state departments of insurance certain of our platforms, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently, and may do so as a result of the effects of the COVID-19 pandemic.
There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. In particular, regulations promulgated pursuant to the HIPAA require us to maintain

GoHealth, Inc.	2020 Form 10-K	10

the privacy of individually-identifiable health information that we collect on behalf of carriers, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. If we were to be found to have breached our obligations under HIPAA, we could be subject to enforcement actions by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) and state health regulators and lawsuits, including class action law suits, by private plaintiffs. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintained policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to HIPAA compliance initiatives from time to time.
In addition, we have entered into contracts with carriers and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information. The use and disclosure of certain data that we collect from consumers are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”), and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements.
These requirements are evolving, and states are beginning to adopt additional requirements, including California, where the California Consumer Privacy Act of 2018 (“CCPA”) took effect beginning January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition to government action, health insurance carrier expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and carrier expectations and to protect against cybersecurity risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationship with government-run health insurance exchanges and our members, marketing partners and carriers.
Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission (“FTC”), Federal Communications Commission (“FCC”), and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to our members that describe how we handle personal information and choices members may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences.
New York’s cybersecurity regulation for financial services companies requires entities under the jurisdiction of the New York Department of Financial Services (“NYDFS”), including insurance entities, to establish and maintain a cybersecurity program designed to protect private consumer data. The Cybersecurity Model Law adopted by the National Association of Insurance Commissioners (“NAIC”) is functionally similar to the NYDFS rule and is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting the law.
In addition, the United States regulates marketing and certain other communications by telephone and email, and individual states also impose restrictions on telephone marketing. The laws and regulations governing the use of emails and telephone calls for such purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. The TCPA and other federal and state laws prohibit companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and impose other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We are required to comply with these and similar laws, rules and regulations.

GoHealth, Inc.	2020 Form 10-K	11

Patents, Trademarks and Other Intellectual Property
We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary software, including Marketplace, and our brands. We have registered or applied to register certain of our trademarks in the United States and several other countries. Our registered trademarks have an original duration between 10 and 20 years. We also license intellectual property from third parties, including software that is incorporated in or bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.
Competition
The market for the distribution of health insurance products and plans is highly competitive, fragmented and evolving as purchasing behavior shifts from traditional field-based agent models towards digital and telephonic platforms. Our competition leverages a variety of channels including government-run health insurance exchanges, carrier-employed agents, field based independent agents and brokers, or platforms that distribute directly to the consumer digitally or telephonically. We aim to differentiate our products and services on the basis of our ability to match consumers with the insurance products that best match their needs by leveraging our carrier relationships, proprietary technology, machine-learning capabilities and extensive data, efficient business processes, and highly skilled and trained agents.
•Internet Marketers and Telesales Distribution Platforms: There are many marketing companies and distribution platforms that use the Internet or telesales models to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and carriers. We compete with these companies using similar business models to ours, such as eHealth, Inc. and SelectQuote Inc., for qualified prospects, sales, and carrier relationships.
•Carrier-Employed Agents: Some health insurance carriers directly market and sell their plans to consumers through their own agents, call centers and websites. Although we offer health insurance plans for many of these carriers, they also compete with us by offering their plans directly to consumers. Most of these carriers have brand recognition, significant financial resources, and have become experienced in marketing their products to consumers through traditional and emerging channels.
•Independent Agents and Brokers: We compete with thousands of local insurance agents and brokers across the United States who sell insurance products in their communities. While many of these agents offer health insurance products without significant utilization of advanced technology or the Internet, a number have embraced telesales or established websites providing an online shopping experience for consumers.
•Government: We compete with the federal government’s original Medicare program in marketing Medicare insurance plans. CMS also offers Medicare-plan online enrollment, information and comparison tools, and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans (collectively, Medicare Plans). CMS has regulatory authority over Medicare Plans and can influence the competitiveness of Medicare Plans compared to the original Medicare program, as well as the compensation that health insurance carriers are allowed to pay to us.
Seasonality
The Medicare annual enrollment period occurs from October 15th to December 7th. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue is typically second-highest in our first quarter. The second and third quarters are known as special election periods, and commission revenue is lower during these quarters. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.
Employees
As of December 31, 2020, we employed 3,067 employees. We employed 2,960 people in the United States and 107 in Slovakia. During the Medicare annual enrollment period, we typically hire additional full time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We consider our employee relations to be good.
We consider diversity and inclusion as part of what drives our success. Our diverse teams positively affect our relationships with consumers, carriers, and the communities we serve. As we grow, we intend to continue to use the strength of our mission and our diverse people to continue to make a difference to the lives of our customers.

GoHealth, Inc.	2020 Form 10-K	12

We have implemented several measures to incorporate diversity and inclusion practices into our business strategy, including the following:
•Requiring all employees to attend cultural training, a series of courses providing education and awareness specific to diversity, discrimination, harassment, and emotional intelligence.
•The development and implementation of Respectful Spaces, a program affording employees an outlet to have dialogue about sensitive topics impacting them at work, home and within their communities and globally.
•Formal training of our leaders to help employees successfully navigate sensitive topics that may surface and encourage respectful dialogue. To support the development of our diversity strategy, leaders and executive teams attended a vendor-led training to gain fundamental knowledge about diversity, inclusion, and belonging. The objective of the training was to outline our commitments to diversity and inclusion for the future.
•The Formation of interest and employee resource groups to allow employees to share information, network, and work on their professional and personal development; including, Black Lives Matter, Women in Sales and Allies and Women at GoHealth.
As of December 31, 2020, approximately 51% of our global workforce and 39% of our employees in managerial roles identified as female. Additionally, as of December 31, 2020, approximately 4%, 33%, 9%, 5%, and 43%, of our global workforce identified as Asian, Black or African American, Hispanic or Latino, Other (defined as American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander, and Multiracial ethnicities), or White, respectively. As of December 31, 2020, approximately 4%, 29%, 10%, 5%, and 52%, of our employees in managerial roles identified as Asian, Black or African American, Hispanic or Latino, Other (defined as American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander, and Multiracial ethnicities), or White, respectively.
Our success is also rooted in hiring passionate employees, including sales professionals, entrepreneurs, analysts, marketers, engineers, and more – all of whom believe in our mission statement. We are proud of our lively, employee-driven culture and aim to offer our team the benefits and support they need to thrive. We offer comprehensive benefit programs to our employees, including major medical, dental and vision benefits, life insurance coverage, flexible spending accounts, 401(k) retirement plan with a Company match, an employee stock purchase plan offering, along with numerous other offers aimed at supporting our employees both personally and professionally. We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning programs.
Available Information
The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC (investors.gohealth.com).

GoHealth, Inc.	2020 Form 10-K	13

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the related Notes, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, operating results and financial condition. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. See “Cautionary Note Regarding Forward-Looking Statements.”
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

GoHealth, Inc.	2020 Form 10-K	14

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
In general, the growth in our customer base is highly dependent upon our success in attracting new customers during the Medicare annual enrollment period. In 2020, approximately 54% of our Medicare Advantage and Medicare Supplement policies were submitted during the three months ended December 31, 2020. If our ability to market and sell Medicare-related health insurance and individual and family plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the COVID-19 pandemic, or issues with government-run health insurance exchanges, we could acquire fewer customers or suffer a reduction in our existing customer base and our business, operating results and financial condition could be harmed.
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

GoHealth, Inc.	2020 Form 10-K	15

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
We recognize revenue at the time a Submitted Policy becomes an Approved Submission by applying the latest estimated LTV for that product. We estimate commission revenue for each product by using a portfolio approach to a group of approved customers that are organized based on a variety of attributes, which we refer to as “vintages.” We estimate the cash commissions we expect to collect for each approved customer vintage by evaluating various factors, including, but not limited to, commission rates, carriers, estimated average plan duration, the regulatory environment, and historic cancellations of health insurance plans offered by carriers with which we have a relationship. On a quarterly basis, we recompute LTV at a vintage level for all outstanding vintages, review and monitor changes in the data used to estimate LTV as well as the cash received for each vintage as compared to our original estimates. The fluctuations of cash received for each vintage and LTV may be significant and may or may not be indicative of the need to adjust LTVs for prior period vintages. Management analyzes these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we will adjust LTVs for the affected vintages at the time such determination is made. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable, accordingly. We refer to the net commission revenue from customers approved in prior periods as “adjustment revenue” and our revenue can fluctuate significantly from period to period as a result of adjustment revenue.
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

GoHealth, Inc.	2020 Form 10-K	16

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
The forecasted average plan duration is another important factor in our estimation of LTV. We receive commissions from carriers for policies sold through us that go on to become customers of those carriers. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rates are calculated based on our historical data by plan type and for certain products, such as our Medicare Advantage products which constitute the majority of our revenue, and if we are unable to produce an accurate forecasted average plan duration, our business, operating results and financial condition may be adversely impacted. Additionally, from time to time, carriers may stop offering products in a geographic area. While in many cases, carriers will still support existing customers in those geographic areas, because they are no longer offering new plans, the retention of those customers may be adversely impacted, thereby impacting our expected LTVs.
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

GoHealth, Inc.	2020 Form 10-K	17

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
Our business depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, in March 2010, the ACA became law. The ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including the expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case and, on November 10, 2020, the U.S. Supreme Court heard oral arguments. It remains unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal, or replace the ACA will impact the ACA or our business.
Additionally, ongoing health reform efforts and measures may expand the role of government-sponsored coverage, including single payer or so called “Medicare-for-All” proposals, which could have far-reaching implications for the insurance industry if enacted. Some proposals would seek to eliminate the private marketplace, whereas others would expand a government-sponsored option to a larger population. The results of the 2020 U.S. presidential and congressional elections have created regulatory uncertainty, including with respect to the U.S. government’s role, in the U.S. healthcare industry. As a result of such elections, there are renewed and reinvigorated calls for health insurance reform, which could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our revenues or inhibit our ability to sell our products. We are unable to predict the full impact of healthcare reform initiatives on our operations in light of the uncertainty of whether initiatives will be successful and the uncertainty regarding the terms and timing of any provisions enacted and the impact of any of those provisions on various healthcare and insurance industry participants. In particular, because our platform provides customers with a venue to shop for insurance policies from a curated panel of the nation’s leading carriers, the expansion of government-sponsored coverage through “Medicare-for-All” or the implantation of a single payer system may materially and adversely impact our business, operating results, financial condition and prospects.

GoHealth, Inc.	2020 Form 10-K	18

Changes in laws, regulations and guidelines governing health insurance may also be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.
For instance, some carriers compensate us for marketing services, consistent with CMS regulations. If regulatory developments limit or remove the ability for carriers to compensate us through these funds, or the government determines that our arrangements do not meet the regulatory requirements, the compensation we receive from carriers would decline, which would materially and adversely impact our business, operating results and financial condition.
Various aspects of healthcare reform could also cause carriers to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. We rely heavily on SNPs during the special enrollment periods, which allows us to utilize our agents throughout the year. If states adopt new laws and regulations or modify the existing laws and regulations governing Medicaid, such changes could decrease the number of individuals eligible for Dual Eligible Special Needs Plans, or D-SNP, which could have a material adverse impact on our business, operating results and financial condition.Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.
Our business could be harmed if we are unable to effectively advertise our products on a cost-effective basis or market the availability of our products through specific channels.
We use the Internet, television, radio, mail, e-mail and the telephone, among other channels, to market our services and to communicate with qualified prospects or our existing customers. Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising than we are able to purchase. Further, the cost of marketing and advertising may fluctuate significantly based on demand. If the cost of marketing and advertising increases for any reason, we may not be able to purchase as many advertisements as we typically would or would have to incur greater costs to do so. For example, we saw significant increase in the demand for television and radio advertisements as leading up to the U.S. presidential election in November 2020. The election coincided with the Medicare annual enrollment period, which is a period of heightened television and radio advertising for our business. As a result of this increase in demand and costs, we may not be able to purchase all of the television and radio advertising we typically purchase during a Medicare annual enrollment period or we may have to pay more to purchase television and radio advertisements, which could materially and adversely impact our business, financial condition and results of operations.
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
We also use telephones to communicate with and market to customers and prospective customers and some of these communications may be subject to the TCPA, and other telemarketing laws. The TCPA and other laws, including state laws, relating to telemarketing restrict our ability to market and engage in other communications using the telephone in certain

GoHealth, Inc.	2020 Form 10-K	19

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
We derive a large portion of our revenue from a limited number of carriers. Carriers owned by Humana, Anthem and United accounted for: (i) approximately 40%, 29% and 13%, respectively, of net revenues for the twelve months ended December 31, 2020 and 40%, 20%, and 6%,respectively, of net revenues for the twelve months ended December 31, 2019; (ii) approximately 39%, 32% and 14%, respectively, of Medicare—Internal segment revenue for the twelve months ended December 31, 2020, and 51%, 23% and 0% respectively, of Medicare—Internal segment revenue for the twelve months ended December 31, 2019; and (iii) approximately 58%, 27% and 4%, respectively, of Medicare—External segment revenue for the twelve months ended December 31, 2020 and 46%, 32% and 0%, respectively, of Medicare—External segment revenue for the twelve months ended December 31, 2019.
In addition, carriers owned by UnitedHealth Group represented approximately 27% of IFP and Other—Internal segment revenue for the twelve months ended December 31, 2020 and for the twelve months ended December 31, 2019.
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

GoHealth, Inc.	2020 Form 10-K	20

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
New competitors may enter the market for the distribution of insurance products with competing insurance platforms, which could have an adverse effect on our business, operating results and financial condition. Our competitors could significantly impede our ability to maintain or increase the number of policies sold through our platform and may develop and market new technologies that render our platform less competitive or obsolete. In addition, if our competitors develop platforms with similar or superior functionality to ours and we are not able to produce certain volumes for our carriers, we may see a reduction in our marketing payments and our revenue would likely be reduced and our business, operating results and financial condition would be adversely affected.
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

GoHealth, Inc.	2020 Form 10-K	21

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
Our arrangements with carriers, particularly those that contract with federal healthcare care programs, are highly regulated and subject us to broadly applicable federal and state fraud and abuse and other federal and state healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including the following:
•the federal Anti-Kickback Statute, or the AKS, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, these are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
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
The offer, sale and purchase of health insurance is heavily regulated by various states and the regulatory landscape is constantly changing. States have adopted and will continue to adopt new laws and regulations, including in response to healthcare reform legislation and it is difficult to predict how these new laws and regulations will impact our business. In some cases such laws and regulations could amplify the adverse impacts of healthcare reform to our business, or states may adopt new requirements that adversely impact our business, operating results and financial condition.. These rules and regulations could adversely impact our

GoHealth, Inc.	2020 Form 10-K	22

business because carriers may exit the market of selling such plans due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces customer demand for them.
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
•the variety, competitiveness and affordability of the health insurance plans that we offer;

GoHealth, Inc.	2020 Form 10-K	23

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

GoHealth, Inc.	2020 Form 10-K	24

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
•The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a four-tier system of sanctions for breaches ranging from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million per violation category. These penalties are required to be adjusted for inflation. Failure to comply with the HITECH Act could result in enforcement activity, fines, penalties and litigation that could have a material adverse effect on us;
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

GoHealth, Inc.	2020 Form 10-K	25

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
State and federal laws may apply to our collection, use, handling, processing, destruction, disclosure, and storage as well. For example, the CCPA, which became enforceable by the California Attorney General on July 1, 2020, affords consumers expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA was recently amended, and it is possible it will be amended again by other pending legislative initiatives or by popular referendum. The Attorney General of California is promulgating implementing CCPA regulations which are undergoing successive rounds of public comment and revision. The potential effects of this legislation, including whether and how the law will be applied to the consumer health-related data we collect through our service, are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA does contain an exemption for medical information governed by the California Confidentiality of Medical Information Act (“CMIA”), and for protected health information collected by a covered entity or business associate governed by the privacy, security and breach notification rule established pursuant to HIPAA and HITECH, but the precise application and scope of this exemption as well as how it would apply to our business is not yet clear.
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

GoHealth, Inc.	2020 Form 10-K	26

restrictions and potential legal risk, require additional investment in resources to compliance programs, and could impact trading strategies and availability of previously useful data.
The NYDFS Cybersecurity Regulation for financial services companies, including insurance entities under NYDFS jurisdiction, requires entities to establish and maintain a cybersecurity program designed to protect private consumer data, and implement a risk assessment designed to perform core cybersecurity functions. The regulation specifically provides for: (i) controls relating to the governance framework for a cybersecurity program; (ii) risk-based minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS, of material events; and (iv) identification and documentation of material deficiencies, remediation plans and annual certification of regulatory compliance with the NYDFS. The Cybersecurity Regulation also requires implementation of continuous monitoring of information technology systems or periodic penetration testing and vulnerability assessments. Similarly, the Massachusetts data protection law and the New York Stop Hacks and Improve Data Security Act (“SHIELD Act”) both require companies to implement a written information security program that contains appropriate administrative, technical, and physical safeguards as defined in the respective statute.
In October 2017, the NAIC adopted the Insurance Data Security Model Law (“Cybersecurity Model Law”), which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. To date, the Cybersecurity Model Law has been adopted by Alabama, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, Ohio and South Carolina, with several other states expected to adopt in the near future. The Cybersecurity Model Law could impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The NAIC model law is functionally similar to the NYDFS rule.
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
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of December 31, 2020, 54 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to a company in Honduras. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources, or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

GoHealth, Inc.	2020 Form 10-K	27

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
The Foreign Corrupt Practices Act (“FCPA”), and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, financial condition or results of operations.
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

GoHealth, Inc.	2020 Form 10-K	28

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
Global health concerns relating to the outbreak of COVID-19 have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. These measures have not only negatively impacted consumer spending and business spending habits, they have adversely impacted and may further impact our workforce and operations and the operations of carriers, consumers and our business partners. Although certain of these measures have from time to time eased in some geographic regions, they have been reinstated in others, and overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time and may adversely affect our business, results of operations and financial condition.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. For example, we have implemented remote working measures, which have required us to provide technical support to our agents to enable them to connect to our technology platform from their homes, including by purchasing laptops for our agents and upgrading their Internet connections. In addition to an investment of financial resources, implementing work from home measures to respond to COVID-19 has diverted management’s time and attention. If our agents are not able to effectively work remotely, or if our agents contract COVID-19 or another contagious disease, we may not be able to sell as many plans, which would negatively impact our business, financial condition and results of operations. There is also no certainty that the measures we have taken to mitigate the impact of COVID-19 on our business will be sufficient or otherwise be satisfactory to government authorities.
Further, because most of our employees are working remotely in connection with the COVID-19 pandemic, we may experience an increased risk of security breaches, loss of data, and other disruptions as a result of accessing sensitive information from remote locations. Correspondingly, it remains unclear how the third-party firms or organizations who have independently audited our information security program against specific standards will assess and evaluate the sufficiency of the security measures we have taken to mitigate remote working related information security risks. Failure to meet these standards could impact our ability to service customers in the healthcare industry, which could have a material adverse impact on our business, financial condition and results of operations.
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
The full extent to which the outbreak of COVID-19 impacts our business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact and compliance with such measures, and how quickly and to what extent normal economic and operating conditions can resume. Even after the outbreak of COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
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

GoHealth, Inc.	2020 Form 10-K	29

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
We outsource our hosting infrastructure to Amazon Web Services and Rackspace, or together, our Hosting Providers, which host our Marketplace technology. Consumers and agents must have the ability to access our Marketplace technology at any time, without interruption or degradation of performance. Our Hosting Providers run their own infrastructure upon which our Marketplace technology and products depend, and we are, therefore, vulnerable to service interruptions at each Hosting Provider. Though very rare, we have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, application hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of one of our Hosting Providers, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Providers is limited, therefore, we rely heavily on third-party security reviews, such as the Statement on Standards for Attestation Engagements No. 16 (“SSAE 16”) assessments. Our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our marketplace platform performance, especially during peak usage times, as our marketplace platform becomes more complex and the usage of the platform increases. To the extent we do not effectively address capacity constraints, either through our Hosting Providers or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Providers may adversely affect our ability to meet our customers’ requirements.
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
Our success depends, in part, upon continued growth in the use of the Internet as a source of research on health insurance products and pricing, as well as willingness for individuals to use the Internet to request further information or contact the distributors directly or indirectly that sell the products we offer. Individuals and carriers may choose to depend more on traditional sources, such as individual agents, or alternative sources may develop, including as a result of healthcare reform. Our future growth, if any, will depend in part upon:
•the growth of the Internet as a market for individual health insurance plans and services;
•individuals’ willingness and ability to conduct their own health insurance research;

GoHealth, Inc.	2020 Form 10-K	30

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
A significant portion of our total assets consists of goodwill and intangible assets. Goodwill and intangible assets, net, together accounted for approximately 51% of total assets on our balance sheet as of December 31, 2020. We evaluate goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our operating results and financial condition.
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

GoHealth, Inc.	2020 Form 10-K	31

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
We have in the past acquired businesses and in the future may decide to acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including the following:
•an acquisition may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to goodwill and other intangible assets, or may cause adverse tax consequences or substantial depreciation charges;
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

GoHealth, Inc.	2020 Form 10-K	32

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

GoHealth, Inc.	2020 Form 10-K	33

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
The total principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, as of December 31, 2020 was $412.4 million, consisting of $296.3 million and $116.1 million outstanding under our Term Loan Facility and Incremental Term Loan Facility, respectively. Our indebtedness could have significant effects on our business, such as:
•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;

GoHealth, Inc.	2020 Form 10-K	34

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

GoHealth, Inc.	2020 Form 10-K	35

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
Regulators and law enforcement agencies in the U.K. and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (the “BBA”), in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR quotes after 2021.
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

GoHealth, Inc.	2020 Form 10-K	36

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

GoHealth, Inc.	2020 Form 10-K	37

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

GoHealth, Inc.	2020 Form 10-K	38

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
As of December 31, 2020, the Founders and Centerbridge control, in the aggregate, approximately 69.5% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that the Founders and Centerbridge elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.
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

GoHealth, Inc.	2020 Form 10-K	39

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

GoHealth, Inc.	2020 Form 10-K	40

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
The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.
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
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer, ” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we will, among other things:
•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”);
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board (“PCAOB”), regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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

GoHealth, Inc.	2020 Form 10-K	41

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

GoHealth, Inc.	2020 Form 10-K	42

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), the listing requirements of the Nasdaq and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Being a public company and being subject to new rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
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
As of December 31, 2020, we have outstanding a total of 84,196 shares of Class A common stock. Of the outstanding shares, the 43,500 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the shares of Class A common stock issued to the Blocker Shareholders in the Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
Certain of our employees who hold Performance Units, including certain of our executive officers, entered into lock-up agreements with the underwriters prior to our IPO pursuant to which each of these persons, subject to certain exceptions, may not, without the prior written consent of any two of Goldman Sachs & Co. LLC, BofA Securities, Inc. and Morgan Stanley & Co. LLC, (1) offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of any shares of our Class A common stock, or any options or warrants to purchase any shares of our Class A common stock, or any securities convertible into or exchangeable for or that represent the right to receive shares of our Class A common stock (including, without limitation, common stock or such other securities which may be deemed to be beneficially owned by such directors, executive officers, managers and members in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant); (2) engage in any hedging or other transaction or arrangement (including, without limitation, any short sale or the purchase or sale of, or entry into, any put or call option, or combination thereof, forward, swap or any other derivative transaction or instrument, however described or defined) which is designed to, or which reasonably could be expected to lead to, or result in, a sale, loan, pledge or other disposition of shares of our Class A common stock or such other

GoHealth, Inc.	2020 Form 10-K	43

securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of Class A common stock or such other securities, in cash or otherwise; or (3) make any demand for or exercise any right with respect to the registration of any shares of our Class A common stock or any security convertible into or exercisable or exchangeable for our common stock. One-third of such vested Performance Units were subject to such terms that ended 180 days after the date of our final prospectus in connection with the IPO, and the remaining two-thirds of the vested Performance Units are subject to lock-up terms with similar restrictions, but which terms will end eighteen months after the consummation of our IPO.
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
General Risks
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

GoHealth, Inc.	2020 Form 10-K	44

returns by the Internal Revenue Service, or IRS, and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our business, operating results and financial condition.
On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the applicability of the CARES Act to us; however, the CARES Act currently does not have a material impact on our business, and we will continue to monitor impacts in the future but do not expect them to be material.
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

GoHealth, Inc.	2020 Form 10-K	45

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
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;

GoHealth, Inc.	2020 Form 10-K	46

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

GoHealth, Inc.	2020 Form 10-K	47

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table presents the location, approximate square footage and primary use of each of the principal physical properties we occupied as of December 31, 2020.

Location	Approximate Square Footage	Primary Use
Chicago, Illinois	30,052	Corporate headquarters, marketing and advertising, technology and software development, and general and administrative
Chicago, Illinois	42,000	Customer care and enrollment
Charlotte, North Carolina	97,599	Customer care and enrollment
Lindon, Utah	69,631	Customer care and enrollment
Slovakia	14,598	Technology and software development
We believe our existing properties, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for information about legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Clinton P. Jones	43	Co-Founder, Chief Executive Officer and Co-Chair of the Board of Directors
Brandon M. Cruz	43	Co-Founder, Chief Strategy Officer, Special Advisor to the Executive Team and Co-Chair of the Board of Directors
Shane E. Cruz	41	Chief Operating Officer
Brian Farley	51	Chief Legal Officer and Corporate Secretary
Travis J. Matthiesen	37	Chief Financial Officer
James A. Sharman	61	President
Rahm Emanuel	61	Director
Joseph G. Flanagan	49	Director
Helene D. Gayle	65	Director
Jeremy W. Gelber	45	Director
Anita V. Pramoda	46	Director
Miriam A. Tawil	36	Director
Alexander E. Timm	32	Director
Executive Officers
Clinton P. Jones is the co-founder of GoHealth and has served as GoHealth’s Chief Executive Officer since GoHealth’s founding in 2001. He has also been a member of GoHealth, Inc.’s board of directors since 2020 and a member of GoHealth Holdings, LLC’s board of managers since 2019, as well as serving on the board of managers of GoHealth’s predecessor since its founding in 2001. Mr. Jones holds Bachelor of Science degrees in both Marketing and Management Information Systems from Miami University.

GoHealth, Inc.	2020 Form 10-K	48

We believe Mr. Jones is qualified to serve on GoHealth, Inc.’s board of directors due to his extensive experience in the insurance industry and his knowledge of our business in particular, gained through his services as our co-founder and Chief Executive Officer.
Brandon M. Cruz is the co-founder of GoHealth and has served as GoHealth’s Chief Strategy Officer and Special Advisor to the Executive Team since 2020. Prior to this role, he served as President of GoHealth since its founding in 2001. He has also been a member of GoHealth, Inc.’s board of directors since 2020 and a member of GoHealth Holdings, LLC’s board of managers since 2019, as well as serving on the board of managers of GoHealth’s predecessor since its founding. He serves on the board of Homecare Holdings. Mr. Cruz holds a Bachelor of Science degree in Management Information Systems from Miami University, and is a member of the Miami University Business Advisory Council.
We believe Mr. Cruz is qualified to serve on GoHealth, Inc.’s board of directors due to his extensive experience in the insurance industry and his knowledge of our business in particular, gained through his services as our co-founder and Chief Strategy Officer and Special Advisor to the Executive Team.
Shane E. Cruz has served as GoHealth’s Chief Operating Officer since 2020 and prior to that, was the Chief Technology Officer of GoHealth since 2014. Mr. Cruz holds Bachelor of Science degrees in Computer Science and Engineering and a Master of Engineering in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.
Brian Farley has served as GoHealth’s Chief Legal Officer and Corporate Secretary since 2020. Previously, Mr. Farley served in various roles at Allscripts Healthcare Solutions, Inc., including most recently as Executive Vice President, General Counsel and Chief Administrative Officer from 2013 to 2020. Mr. Farley holds a Bachelor of Arts in Political Economics from Colorado College, a Juris Doctor from The George Washington University National Law Center and an Executive Master’s in Business Administration from the University of Colorado.
Travis J. Matthiesen has served as GoHealth’s Chief Financial Officer since 2018. Previously, he served as GoHealth’s Vice President of Finance and Marketplace Operations from 2017 to 2018 and as GoHealth’s Corporate Controller from 2010 to 2017. Mr. Matthiesen holds a Master of Business Administration from the University of Notre Dame and a Bachelor of Science degree in Accounting from Cedarville University.
James A. Sharman has served as GoHealth’s President since 2020 and prior to that, was the Chief Operating Officer of GoHealth since 2018. Mr. Sharman was also appointed as a director of The Shyft Group (formerly known as Spartan Motors, Inc.), which specializes in vehicle manufacturing and assembly for the commercial and retail vehicle industries, in February 2016 and has served as its Chairman since 2018. From 2015 through 2018, Mr. Sharman served as Chief Operating Officer of Coyote Logistics, a freight broker and logistics services provider and a wholly-owned subsidiary of United Parcel Service, Inc. Mr. Sharman holds a Master of Business Administration from Duke University and Bachelor of Science degree in Engineering from the United States Military Academy at West Point.
Directors
Rahm Emanuel has served as a member of GoHealth, Inc.’s board of directors since 2020 and as a member of GoHealth Holdings, LLC’s board of managers since 2020. Mr. Emanuel has been Senior Counselor at Centerview Partners since 2019, served as Mayor of Chicago from 2011 to 2019, and as White House Chief of Staff from 2009 to 2010, among other leadership positions. Mr. Emanuel worked at the investment bank Wasserstein Parella & Co. from 1998 to 2000 and served as a member of the board of directors of Freddie Mac from 2000 to 2001 and a member of the board of directors of the Chicago Mercantile Exchange from 1999 to 2001. Mr. Emanuel holds a Bachelor of Arts degree from Sarah Lawrence College and a Master of Arts degree from Northwestern University.
We believe Mr. Emanuel is qualified to serve on GoHealth, Inc.’s board of directors due to his financial expertise and many years of leadership experience.
Joseph G. Flanagan has served as a member of GoHealth, Inc.’s board of directors since 2020 and as a member of GoHealth Holdings, LLC’s board of managers since 2020. Mr. Flanagan has also served as the President and Chief Executive Officer and as a member of the board of directors of R1 RCM Inc. (“R1”), a healthcare revenue cycle management company, since May 2016, after having served as R1’s Chief Operating Officer since April 2013 and President and Chief Operating Officer since April 2016. Mr. Flanagan holds a Bachelor of Science degree in Engineering from the United States Merchant Marine Academy.
We believe Mr. Flanagan is qualified to serve on GoHealth, Inc.’s board of directors due to his knowledge of the healthcare industry and extensive board experience.
Helene D. Gayle has served as a member of GoHealth, Inc.’s board of directors since 2020. Dr. Gayle has been the Chief Executive Officer of The Chicago Community Trust since 2017 and previously served as the Chief Executive Officer at the McKinsey Social Initiative, a nonprofit organization launched by McKinsey & Company that implements programs that bring together varied stakeholders to address complex global social challenges from 2015 to 2017. From 2006 to 2015, Dr. Gayle

GoHealth, Inc.	2020 Form 10-K	49

served as President and Chief Executive Officer of CARE USA, a leading international humanitarian organization. For twenty years, from 1984 to 2004, Dr. Gayle worked for the Centers for Disease Control, retiring as a Rear Admiral in the Public Health Service and an Assistant Surgeon General. Dr. Gayle serves as a member of the board of directors of The Coca-Cola Company and Colgate-Palmolive Company. Dr. Gayle holds a Bachelor of Arts in Psychology from Barnard College of Columbia University, a Doctor of Medicine degree from the University of Pennsylvania and a Master of Public Health degree from Johns Hopkins University.
We believe Dr. Gayle is qualified to serve on GoHealth, Inc.’s board of directors due to her extensive knowledge of the healthcare industry, extensive board experience and many years of leadership experience.
Jeremy W. Gelber has served as a member of GoHealth, Inc.’s board of directors since 2020 and as a member of GoHealth Holdings, LLC’s board of managers since 2019. Mr. Gelber has been a Senior Managing Director of Centerbridge since 2018, where he focuses on investments in the healthcare sector, and has also served as a member of the board of directors of Civitas Solutions, Inc. since 2019. Prior to joining Centerbridge, Mr. Gelber was a Partner at Pamplona Capital, a private equity firm, and also served as Executive Director in the Healthcare Investment Banking Division at Morgan Stanley. Mr. Gelber holds a Bachelor of Science degree from Dartmouth College and a Doctor of Medicine degree from Jefferson Medical College.
We believe Mr. Gelber is qualified to serve on GoHealth, Inc.’s board of directors due to his knowledge of the healthcare industry, broad financial expertise and many years of leadership experience.
Anita V. Pramoda has served as a member of GoHealth, Inc.’s board of directors since 2020. Ms. Pramoda also serves as a member of the board of directors of the Federal Reserve Bank of San Francisco (Los Angeles) and Health Catalyst, Inc., a provider of data and analytics technology and services to healthcare organizations. Ms. Pramoda is a Venture Partner and Executive Advisor at the Technology Crossover Ventures. Previously, Ms. Pramoda served as a member of the board of directors of Dignity Health Foundation, from 2013 to 2017, Allscripts Healthcare, LLC, from 2013 to 2016 and as Chief Financial Officer at Epic Systems Corporation, from 2009 to 2012. Ms. Pramoda holds a Master in Business Administration degree from the Wharton School at the University of Pennsylvania.
We believe Ms. Pramoda is qualified to serve on GoHealth, Inc.’s board of directors due to her extensive knowledge of the healthcare industry, extensive board experience and many years of leadership experience.
Miriam A. Tawil has served as a member of GoHealth, Inc.’s board of directors since 2020. Ms. Tawil has been a Managing Director of Centerbridge since 2012, where she focuses on investments in the healthcare and financial services sectors. Ms. Tawil also serves as a member of the board of directors of Civitas Solutions, Inc. Prior to joining Centerbridge, Ms. Tawil was an associate at TPG Capital from 2008 to 2010 and an analyst in the Mergers and Acquisitions Group of The Blackstone Group L.P. from 2006 to 2008. Ms. Tawil holds a Bachelor of Arts from Harvard College and a Master in Business Administration degree from Harvard Business School.
We believe Ms. Tawil is qualified to serve on GoHealth, Inc.’s board of directors due to her extensive knowledge of the healthcare industry, broad financial expertise and years of leadership experience.
Alexander E. Timm has served as a member of GoHealth, Inc.’s board of directors since 2020 and as a member of GoHealth Holdings, LLC’s board of managers since 2020. Mr. Timm is also the Chief Executive Officer of Root Insurance Company, which he co-founded in 2015. Additionally, from 2011 to 2015, Mr. Timm worked at Nationwide Insurance as a senior consultant in corporate strategy. Mr. Timm holds a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Actuarial Studies, Accounting and Mathematics from Drake University.
We believe Mr. Timm is qualified to serve on GoHealth, Inc.’s board of directors due to his extensive insurance industry experience, as well as his success in the entrepreneurial, technology, and data science industries.
Family Relationships
Brandon M. Cruz, our Co-Founder, Chief Strategy Officer and Special Advisor to the Executive Team and Director is the brother of Shane E. Cruz, our Chief Operating Officer. Otherwise, there are no family relationships among any of our executive officers or directors.

GoHealth, Inc.	2020 Form 10-K	50

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades under the symbol “GOCO” on The Nasdaq Global Market and has been publicly traded since July 15, 2020. Prior to this time, there was no public market for our Class A common stock.
As of March 9, 2021, there were 28 and 11 Class A and Class B common stockholders of record, respectively. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Recent Sales of Unregistered Securities
None.
Divided Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors.
Any future determination to declare and pay cash dividends on our Class A common stock, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our Board of Directors may deem relevant.
Purchase of Equity Securities by the Issuer and Affiliated Purchaser
None.

GoHealth, Inc.	2020 Form 10-K	51

Stock Performance Graph
The following information relating to the price performance of our common stock shall not be deemed “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934, as amended, or subject to Regulation 14A or 14C, or to liabilities under Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or to the extent that we specifically incorporate this information by reference.
The graph below compares the cumulative total return of our Class A common stock to the cumulative total return on the Nasdaq Composite Index and the S&P 1500 Insurance Brokers Index for the period beginning on July 15, 2020 (the date our Class A common stock commenced trading on The Nasdaq Global Market) through December 31, 2020. The graph assumes that $100 was invested in our Class A common stock at the closing sales price on July 15, 2020, and in the Nasdaq Composite Index and the S&P 1500 Insurance Brokers Index on July 15, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN

$140
$120
$100
$80
$60
$40
$20
$0
7/15/20
7/31/20
8/31/20
9/30/20
10/31/20
11/30/20
12/31/20
GoHealth, Inc.
NASDAQ Composite
S&P 1500 Insurance Brokers Index

	July 15, 2020	July 31, 2020	August 31, 2020	September 30, 2020	October 31, 2020	November 30, 2020	December 31, 2020
GoHealth, Inc.	$100.00	$91.21	$71.48	$66.93	$53.24	$54.16	$70.20
Nasdaq Composite Index	$100.00	$106.85	$117.22	$111.24	$108.73	$121.67	$128.62
S&P 1500 Insurance Brokers Index	$100.00	$107.72	$105.85	$107.19	$97.55	$108.26	$111.66
ITEM 6. [RESERVED]

GoHealth, Inc.	2020 Form 10-K	52

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form 10-K, including the Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.
In certain cases, numbers and percentages in the tables below may not foot due to rounding.
Overview
We are a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance behavioral data to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically-integrated consumer acquisition platform and highly skilled and trained agents has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With a current commissionable market of nearly $30 billion, and nearly 11,000 Americans turning 65 years old every day and our track record of significant growth in net revenues in the Medicare space in the past five years, we believe we will continue to be one of the top choices for unbiased insurance advice to help navigate one of the most important purchasing decisions individuals make.
Business Segments
We have four reportable segments: (i) Medicare—Internal, (ii) Medicare—External, (iii) Individual and Family Plans, or IFP and Other—Internal and (iv) IFP and Other—External. We organize the segments by product type, Medicare and IFP and Other, as well as by distribution channel, internal and external, as further described below. In addition, we separately report other expenses (classified as “Corporate expenses” in our financial statements), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments. The segment results provided herein may not be comparable to other companies. We refer to the Medicare—Internal and Medicare—External segments collectively as the “Medicare segments” and the IFP and Other—Internal and IFP and Other—External segments as the “IFP and Other segments.”
•Medicare—Internal: The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by carriers based on sales we generated, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners. The Medicare—Internal segment is our largest and fastest growing segment, and represented 96% of segment profits in 2020.
•Medicare—External: The Medicare—External segment relates to sales of products and plans under GoHealth’s carrier contracts using an independent, national network of agents or external agencies, which are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans and provide us with a means to earn a return on leads that otherwise may have not been addressed. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and SNPs. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.
•IFP and Other—Internal: The IFP and Other—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or DIY. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers based on sales we generate, as well as enrollment fees, and hourly fees and other fees for services performed for specific carriers and other partners.
•IFP and Other—External: The IFP and Other—External segment relates to sales of products and plans under GoHealth’s carrier contracts using external agencies, who use agents that are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans. We also sell consumer leads

GoHealth, Inc.	2020 Form 10-K	53

generated by us to external agencies. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.
The following table presents the percentages of revenues and profit (loss) generated by each of our operating segments for the periods presented:

	Successor		Predecessor
	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Percent of net revenues:
Medicare—Internal	76.1%	69.8%	44.2%	23.6%
Medicare—External	17.7%	19.2%	24.2%	26.0%
IFP and Other—Internal	3.7%	6.8%	16.4%	27.9%
IFP and Other—External	2.5%	4.3%	15.1%	22.5%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Percent of segment profit:
Medicare—Internal	96.1%	90.8%	81.9%	52.8%
Medicare—External	1.9%	7.6%	10.0%	19.7%
IFP and Other—Internal	1.4%	1.2%	4.5%	21.2%
IFP and Other—External	0.6%	0.4%	3.6%	6.2%
Total segment profit	100.0%	100.0%	100.0%	100.0%
The Transactions
Our historical results of operations prior to the completion of the Transactions, including the IPO, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.
Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of December 31, 2020, public investors collectively own 51.7% of our outstanding Class A common stock, consisting of 43,513 shares of Class A common stock. As of December 31, 2020, GoHealth, Inc. owns 84,195 LLC Interests, representing 26.7% of the economic interest in GoHealth Holdings, LLC, the Founders collectively own 97,301 LLC Interests, representing 30.9% of the economic interest in GoHealth Holdings, LLC, Centerbridge owns 80,793 LLC Interests, representing 25.7% of the economic interest in GoHealth Holdings, LLC, and the Continuing Equity Owners collectively own 52,639 LLC Interests, representing 16.7% of the economic interest in GoHealth Holdings, LLC. Accordingly, as of December 31, 2020, the economic interest in GoHealth Holdings, LLC held by non-controlling interest was 73.3%. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.

GoHealth, Inc.	2020 Form 10-K	54

The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of December 31, 2020, is as follows:
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
Response to COVID-19
With social distancing measures having been implemented to curtail the spread of COVID-19, we successfully transitioned our agents and other employees to a work from home working environment. We believe the investments we have made in our technology infrastructure have allowed for a seamless transition to a remote working environment without any material impacts to our business, highlighting its resilience. We believe that our business is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality. While social distancing requirements have pushed consumers to conduct business remotely, the underlying demand dynamics for our core products remain unchanged. Additionally, because of our remote agent platform, we believe agents will continue to be attracted to our bonus-based agent compensation model and the stable and attractive source of income it can provide, thereby allowing us to continue to recruit and retain agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.
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
There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business—The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted” in this Annual Report on Form 10-K for additional information.

GoHealth, Inc.	2020 Form 10-K	55

Results of Operations
The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019. A discussion and analysis regarding our results of operations for fiscal year 2019 compared to fiscal year 2018 that are not included in this Annual Report on Form 10-K can be found in our final prospectus for our IPO filed with the SEC on July 16, 2020 pursuant to Rule 424(b) under the Securities Act (the “Prospectus”).
The following table sets forth the components of our results of operations for the periods presented:

	Successor				Predecessor
	Twelve months ended Dec. 31, 2020		Period from Sep. 13, 2019 through Dec. 31, 2019		Period from Jan. 1, 2019 through Sep. 12, 2019		Twelve months ended Dec. 31, 2018
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$671,140	76.5%	$243,347	78.9%	$175,834	76.1%	$144,378	63.8%
Enterprise	206,210	23.5%	65,144	21.1%	55,176	23.9%	81,827	36.2%
Net revenues	877,350	100.0%	308,491	100.0%	231,010	100.0%	226,205	100.0%
Operating expenses:
Cost of revenue	199,202	22.7%	90,384	29.3%	79,169	34.3%	79,582	35.2%
Marketing and advertising	206,864	23.6%	24,811	8.0%	37,769	16.3%	28,129	12.4%
Customer care and enrollment	165,497	18.9%	44,356	14.4%	49,149	21.3%	46,076	20.4%
Technology	59,348	6.8%	6,006	1.9%	40,312	17.5%	16,197	7.2%
General and administrative	197,229	22.5%	13,674	4.4%	79,219	34.3%	27,458	12.1%
Change in fair value of contingent consideration liability	19,700	2.2%	70,700	22.9%	—	—%	—	—%
Amortization of intangible assets	94,056	10.7%	28,217	9.1%	—	—%	—	—%
Acquisition related transaction costs	—	—%	6,245	2.0%	2,267	1.0%	—	—%
Total operating expenses	941,896	107.4%	284,393	92.2%	287,885	124.6%	197,442	87.3%
Income (loss) from operations	(64,546)	(7.4)%	24,098	7.8%	(56,875)	(24.6)%	28,763	12.7%
Interest expense	32,969	3.8%	8,076	2.6%	140	0.1%	224	0.1%
Other (income) expense	(358)	—%	(17)	—%	114	—%	379	0.2%
Income (loss) before income taxes	(97,157)	(11.1)%	16,039	5.2%	(57,129)	(24.7)%	28,160	12.4%
Income tax expense (benefit)	43	—%	44	—%	(66)	—%	46	—%
Net income (loss)	$(97,200)	(11.1)%	15,995	5.2%	(57,063)	(24.7)%	28,114	12.4%
Net income (loss) attributable to non-controlling interests	(52,933)	(6.0)%	—	—%	—	—%	(3)	—%
Net income (loss) attributable to GoHealth, Inc.	$(44,267)	(5.0)%	$15,995	5.2%	$(57,063)	(24.7)%	$28,117	12.4%
Non-GAAP financial measures:
EBITDA	$34,364		$52,853		$(52,742)		$34,544
Adjusted EBITDA	$271,029		$130,465		$39,973		$34,863

Adjusted EBITDA margin	30.9%	42.3%	17.3%	15.4%
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
Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation, expense related to the accelerated vesting of certain equity awards, change in fair value of contingent consideration liability, Centerbridge Acquisition costs, severance costs and one time indirect costs in connection with the IPO. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

GoHealth, Inc.	2020 Form 10-K	56

measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure, net income (loss), are presented in the tables below in this Annual Report on Form 10-K. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Net revenues	$877,350	$308,491	$231,010	$226,205
Net income (loss)	(97,200)	15,995	(57,063)	28,114
Interest expense	32,969	8,076	140	224
Income tax expense (benefit)	43	44	(66)	46
Depreciation and amortization expense	98,552	28,738	4,247	6,160
EBITDA	34,364	52,853	(52,742)	34,544
Share-based compensation expense (1)	6,929	448	—	—
Accelerated vesting of certain equity awards (2)	209,300	—	87,060	—
Change in fair value of contingent consideration liability (3)	19,700	70,700	—	—
Centerbridge Acquisition costs (4)	—	6,245	4,908	—
IPO transactions costs (5)	659	—	—	—
Severance costs (6)	77	219	747	319
Adjusted EBITDA	$271,029	$130,465	$39,973	$34,863

Adjusted EBITDA margin	30.9%	42.3%	17.3%	15.4%
(1)Represents non-cash share-based compensation expense relating to stock options, restricted stock units and time-vesting units.
(2)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the twelve months ended December 31, 2020 and the accelerated vesting of profit interests and incentive share units in connection with the Centerbridge Acquisition for the period from January 1, 2019 through September 12, 2019.
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
Net Revenues
Commission Revenues
Commission revenues were $671.1 million for the twelve months ended December 31, 2020 compared to $243.3 million for the Successor 2019 Period and $175.8 million for the Predecessor 2019 Period. The $252.0 million, or 60.1%, increase was primarily attributable to increases in commission revenue from (i) the Medicare—Internal segment driven by a 87% increase in Medicare commissionable Approved Submissions due to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects and (ii) the Medicare—External segment driven by a 38% increase in commissionable Approved Submissions due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

GoHealth, Inc.	2020 Form 10-K	57

Enterprise Revenues
Enterprise revenues were $206.2 million for the twelve months ended December 31, 2020 compared to $65.1 million for the Successor 2019 Period and $55.2 million for the Predecessor 2019 Period. The $85.9 million, or 71.4%, increase was primarily attributable to an increase of $108.3 million related to partner marketing and enrollment services, partially offset by a $4.0 million decrease in direct partner campaigns in our Medicare—Internal segment and a $18.4 million decrease in consumer lead sales to external third parties in our external segments, as we strategically shifted to generating consumer leads in the internal channels.
Operating Expense
Cost of Revenue
Cost of revenue was $199.2 million for the twelve months ended December 31, 2020 compared to $90.4 million for the Successor 2019 Period and $79.2 million for the Predecessor 2019 Period. The $29.6 million, or 17.5%, increase was primarily attributable to a 38% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $206.9 million for the twelve months ended December 31, 2020 compared to $24.8 million for the Successor 2019 Period and $37.8 million for the Predecessor 2019 Period. The $144.3 million, or 230.6%, increase was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 87% increase in Medicare—Internal commissionable Approved Submissions. Additionally, marketing and advertising expense for the twelve months ended December 31, 2020 included $24.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Customer Care and Enrollment
Customer care and enrollment expense was $165.5 million for the twelve months ended December 31, 2020 compared to $44.4 million for the Successor 2019 Period and $49.1 million for the Predecessor 2019 Period. The $72.0 million, or 77.0%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment in order to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions. Additionally, customer care and enrollment expense for the twelve months ended December 31, 2020 included $11.5 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Our agent base increased approximately 60% during the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019.
Technology
Technology expense was $59.3 million for the twelve months ended December 31, 2020 compared to $6.0 million for the Successor 2019 Period and $40.3 million for the Predecessor 2019 Period. The $13.0 million, or 28.1%, increase was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment. Technology expense for the twelve months ended December 31, 2020 included $32.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. The Predecessor 2019 Period included share-based compensation expense of $27.1 million in connection with the accelerated vesting of certain legacy profit interests and legacy incentive share units granted prior to the Centerbridge Acquisition.
General and Administrative
General and administrative expense was $197.2 million for the twelve months ended December 31, 2020 compared to $13.7 million for the Successor 2019 Period and $79.2 million for the Predecessor 2019 Period. The $104.3 million, or 112.3%, increase was primarily attributable to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business. General and administrative expense for the twelve months ended December 31, 2020 included $140.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO. General and administrative expense for the Predecessor 2019 Period included share-based compensation expense of $58.3 million in connection with the accelerated vesting of certain legacy profit interests and legacy incentive share units granted prior to the Centerbridge Acquisition.

GoHealth, Inc.	2020 Form 10-K	58

Change in Fair Value of Contingent Consideration Liability
Change in fair value of contingent consideration liability was $19.7 million and $70.7 million for the twelve months ended December 31, 2020 and Successor 2019 Period, respectively, and relates to the earnout liability incurred in connection with the Centerbridge Acquisition, in which we agreed to pay additional consideration if certain financial targets are achieved. We had no earnout liability for the Predecessor 2019 Period.
Amortization of Intangible Assets
Amortization of intangible assets expense was $94.1 million for the twelve months ended December 31, 2020 compared to $28.2 million for the Successor 2019 Period and no amortization of intangible assets expense for the Predecessor 2019 Period, and relates to the amortization of developed technology and customer relationships that were recognized as part of the purchase price allocation at the date of the Centerbridge Acquisition.
Interest Expense
Interest expense was $33.0 million for the twelve months ended December 31, 2020 compared to $8.1 million for the Successor 2019 Period and $0.1 million for the Predecessor 2019 Period. The $24.8 million increase was due to additional debt outstanding on our Credit Facilities.
Adjusted EBITDA
Adjusted EBITDA was $271.0 million for the twelve months ended December 31, 2020 compared to $130.5 million for the Successor 2019 Period and $40.0 million for the Predecessor 2019 Period. The $100.6 million, or 59.0%, increase was primarily attributable to an increase in commission revenues in the Medicare segments as described above.
Segment Information
Our operating segments have been determined in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. We have four operating segments: Medicare—Internal, Medicare—External, IFP and Other—Internal, and IFP and Other—External. In addition, we separately report other expenses (classified as “Corporate expense” in the following table), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments, as they are not the responsibility of segment operating management. The segment measurements provided to and evaluated by the chief operating decision maker are described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

GoHealth, Inc.	2020 Form 10-K	59

	Successor				Predecessor
	Twelve months ended Dec. 31, 2020		Period from Sep. 13, 2019 through Dec. 31, 2019		Period from Jan. 1, 2019 through Sep. 12, 2019		Twelve months ended Dec. 31, 2018
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$667,293	76.1%	$215,322	69.8%	$102,196	44.2%	$53,365	23.6%
Medicare—External	155,660	17.7%	59,152	19.2%	55,981	24.2%	58,834	26.0%
IFP and Other—Internal	32,271	3.7%	20,850	6.8%	37,909	16.4%	63,009	27.9%
IFP and Other—External	22,126	2.5%	13,167	4.3%	34,924	15.1%	50,997	22.5%
Net revenues	877,350	100.0%	308,491	100.0%	231,010	100.0%	226,205	100.0%
Segment profit:
Medicare—Internal	296,865	33.8%	126,210	40.9%	40,024	17.3%	24,183	10.7%
Medicare—External	5,944	0.7%	10,584	3.4%	4,893	2.1%	9,034	4.0%
IFP and Other—Internal	4,269	0.5%	1,650	0.5%	2,195	1.0%	9,707	4.3%
IFP and Other—External	1,910	0.2%	584	0.2%	1,748	0.8%	2,848	1.3%
Segment profit	308,988	35.2%	139,027	45.1%	48,860	21.2%	45,772	20.2%
Corporate expense (1)	259,778	29.6%	9,767	3.2%	103,469	44.8%	17,009	7.5%
Change in fair value of contingent consideration liability	19,700	2.2%	70,700	22.9%	—	—%	—	—%
Amortization of intangible assets	94,056	10.7%	28,217	9.1%	—	—%	—	—%
Acquisition related transaction costs	—	—%	6,245	2.0%	2,267	1.0%	—	—%
Interest expense	32,969	3.8%	8,076	2.6%	140	0.1%	224	0.1%
Other (income) expense	(358)	—%	(17)	—%	114	—%	379	0.2%
Income (loss) before income taxes	$(97,157)	(11.1)%	$16,039	5.2%	$(57,129)	(24.7)%	$28,160	12.4%
(1)The twelve months ended December 31, 2020 includes $6.9 million of share-based compensation expense related to Time-Vesting Units, stock options and restricted stock units, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO. The period from January 1, 2019 through September 12, 2019 includes the Class C share-based compensation and incentive share plan expense recorded in connection with the Acquisition, and which totaled $87.1 million.
Net Revenues
Net revenues for the Medicare—Internal segment were $667.3 million for the twelve months ended December 31, 2020 compared to $215.3 million for the Successor 2019 Period and $102.2 million for the Predecessor 2019 Period. The $349.8 million, or 110.2%, increase was primarily attributable to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 87% increase in commissionable Approved Submissions. Our agent base increased approximately 60% during the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019.
Net revenues for the Medicare—External segment were $155.7 million for the twelve months ended December 31, 2020 compared to $59.2 million for the Successor 2019 Period and $56.0 million for the Predecessor 2019 Period. The $40.5 million, or 35.2%, increase was primarily attributable to a 38% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $32.3 million for the twelve months ended December 31, 2020 compared to $20.9 million for the Successor 2019 Period and $37.9 million for the Predecessor 2019 Period. Net revenues for the IFP and Other—External segment were $22.1 million for the twelve months ended December 31, 2020 compared to $13.2 million for the Successor 2019 Period and $34.9 million for the Predecessor 2019 Period. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold, as well as a strategic shift towards Medicare products.
Segment Profit
Segment profit for the Medicare—Internal segment was $296.9 million for the twelve months ended December 31, 2020 compared to $126.2 million for the Successor 2019 Period and $40.0 million for the Predecessor 2019 Period. The $130.6 million, or 78.6%, increase was primarily attributable to the 87% increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies and (ii) improved marketing efficiencies driven by our rapid

GoHealth, Inc.	2020 Form 10-K	60

test-and-learn approach across our marketing channels, as well as an expansion of the diversity and breadth of our omnichannel marketing efforts, which together enabled the acquisition of higher quality prospects.
Segment profit for the Medicare—External segment was $5.9 million for the twelve months ended December 31, 2020 compared to $10.6 million for the Successor 2019 Period and $4.9 million for the Predecessor 2019 Period. The $9.5 million, or 61.6%, decrease was primarily attributable to agreements with external agents and other partners that had a higher revenue-sharing percentage as compared to prior agreements, which ultimately increased the amount of expense we recognized pursuant to these revenue-sharing agreements.
Segment profit for the IFP and Other—Internal segment was $4.3 million for the twelve months ended December 31, 2020 compared to $1.7 million for the Successor 2019 Period and $2.2 million for the Predecessor 2019 Period. The $0.4 million, or 11.0%, increase was primarily attributable to a change in product mix sold by agents for IFP and Other plans, as well as an overall strategic shift towards Medicare products.
Segment profit for the IFP and Other—External segment was $1.9 million for the twelve months ended December 31, 2020 compared to $0.6 million for the Successor 2019 Period and $1.7 million for the Predecessor 2019 Period. The $0.4 million, or 18.1%, decrease was primarily attributable to a change in product mix sold by external agencies, as well as an overall strategic shift towards Medicare products.
Key Business and Operating Metrics by Segment
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis.
Medicare Segments
Lifetime Value of Commissions per Consumer Acquisition Cost
Lifetime value of commissions per consumer acquisition cost, or LTV/CAC, represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, or LTV, divided by (ii) the cost to convert a qualified prospect into a Submitted Policy (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue and is presented on a per commissionable Approved Submission basis. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and insurance carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in this Annual Report on Form 10-K.
The LTV/CAC for the Medicare—Internal segment was 3.0x (with a CAC of $162.2 million) for the twelve months ended December 31, 2020, 5.1x (with a CAC of $32.5 million) for the Successor 2019 Period and 2.7x (with a CAC of $30.7 million) for the Predecessor 2019 Period. The decrease in LTV/CAC is attributable to the hiring and training of additional agents and the implementation of new marketing strategies to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions, which increased 87% year over year in the Medicare—Internal segment.
Submitted Policies
Submitted Policies represent completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2020 Form 10-K	61

The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

	Successor		Predecessor
(in actuals)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Medicare Advantage	644,669	222,599	134,173	91,314
Medicare Supplement	9,119	7,444	11,205	11,606
Prescription Drug Plans	16,762	13,838	7,675	12,617
Total Medicare—Commissionable	670,550	243,881	153,053	115,537
Medicare Advantage	44,799	17,775	4,240	1,172
Medicare Supplement	8,782	4,185	1,051	1,340
Prescription Drug Plans	5,781	3,041	471	327
Total Medicare—Non-commissionable	59,362	25,001	5,762	2,839
Total Medicare Submitted Policies	729,912	268,882	158,815	118,376
Total Medicare Submitted Policies were 729,912 for the twelve months ended December 31, 2020, 268,882 for the Successor 2019 Period and 158,815 for the Predecessor 2019 Period. The increase is attributable to improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects, along with increased efficiency of our agents. Agent efficiency increased due to the implementation of more efficient marketing strategies and improvements in our LeadScore and call-routing technologies, which allowed our agents to increase the number of qualified prospects they are able to talk to and improve the rate at which a qualified prospect converts to a Submitted Policy. Additionally, the successful hiring, onboarding, and training of additional agents contributed to the increase in Submitted Policies. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
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
The following tables present the number of Approved Submissions by product relating to commissionable policies for each of the Medicare segments for the periods presented. Only commissionable policies are used to calculate our LTV.
Medicare—Internal

	Successor		Predecessor
(in actuals)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Medicare Advantage	478,863	159,969	86,544	45,876
Medicare Supplement	3,116	1,852	3,198	3,753
Prescription Drug Plans	13,582	8,943	5,078	8,115
Total Medicare—Internal Commissionable Approved Submissions	495,561	170,764	94,820	57,744
Medicare—Internal commissionable Approved Submissions were 495,561 for the twelve months ended December 31, 2020, 170,764 for the Successor 2019 Period and 94,820 for the Predecessor 2019 Period. The increase was attributable to the hiring of additional agents, the increased efficiency of our agents due to technology improvements and improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects.

GoHealth, Inc.	2020 Form 10-K	62

Medicare—External

	Successor		Predecessor
(in actuals)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Medicare Advantage	158,325	53,852	48,341	45,397
Medicare Supplement	5,254	3,926	7,065	8,048
Prescription Drug Plans	3,036	4,895	2,597	4,502
Total Medicare—External Commissionable Approved Submissions	166,615	62,673	58,003	57,947
Medicare—External commissionable Approved Submissions were 166,615 for the twelve months ended December 31, 2020, 62,673 for the Successor 2019 Period and 58,003 for the Predecessor 2019 Period. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
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
The following table presents the LTV per Approved Submission by product for the Medicare segments for the periods presented:

	Successor		Predecessor
(in actuals)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Medicare Advantage	$995	$1,018	$888	$936
Medicare Supplement	$849	$936	$911	$798
Prescription Drug Plans	$215	$213	$194	$190
LTV per Approved Submission for Medicare Advantage was $995 for the twelve months ended December 31, 2020, $1,018 for the Successor 2019 Period and $888 for the Predecessor 2019 Period. The increase is due to an increase in CMS-approved commission rates and a more diverse carrier base, allowing us to offer more products and plans that contributed to more long-term customer satisfaction.
LTV per Approved Submission for Medicare Supplement was $849 for the twelve months ended December 31, 2020, $936 for the Successor 2019 Period and $911 for the Predecessor 2019 Period. The decrease is primarily due to changes in carrier mix.
LTV per Approved Submission for prescription drug plans was $215 for the twelve months ended December 31, 2020, $213 for the Successor 2019 Period and $194 for the Predecessor 2019 Period. The increase is primarily due to an increase in CMS-approved commission rates.
IFP and Other Segments
Submitted Policies
Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2020 Form 10-K	63

Total Submitted Policies for the IFP and Other segments were 120,674 for the twelve months ended December 31, 2020, 146,228 for the Successor 2019 Period, 150,544 for the Predecessor 2019 Period and 207,695 for the twelve months ended December 31, 2018. The decrease is due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of the IFP and Other segments.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At December 31, 2020, cash and cash equivalents totaled $144.2 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500 shares of common stock at the IPO price of $21.00, and generating net proceeds of $852.4 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Aggregate Revolving Credit Facility, as described further below, if necessary. As of December 31, 2020, we had no amounts outstanding under the Aggregate Revolving Credit Facility and had a remaining capacity of $58.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period and the twelve months ended December 31, 2018:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Net cash provided by (used in) operating activities	$(114,217)	$(9,284)	$9,281	$5,443
Net cash used in investing activities	$(14,523)	$(810,010)	$(5,597)	$(6,170)
Net cash provided by (used in) financing activities	$260,663	$830,879	$(3,449)	$63
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
Net cash used in operating activities was $114.2 million for the twelve months ended December 31, 2020, which consisted of a $97.2 million net loss and positive adjustments for non-cash items of $335.2 million, offset by the effect of changes in operating assets and liabilities representing a $352.2 million use of cash. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $427.5 million, an increase in prepaid expenses and other assets of $24.0 million and a decrease in deferred revenue of $14.5 million, partially offset by an increase in commissions payable of $107.6 million. The increases in commissions receivable and commissions payable were each driven by increases in Medicare commissionable Approved Submissions.
Net cash used in operating activities was $9.3 million for the Successor 2019 Period, which consisted of $16.0 million in net income and adjustments for non-cash items of $100.8 million, offset by the effect of changes in operating assets and liabilities representing a $126.1 million use of cash. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $204.0 million partially offset by an increase in commissions payables of $80.8 million, which were each driven by an increase in Medicare commissionable Approved Submissions.

GoHealth, Inc.	2020 Form 10-K	64

Net cash provided by operating activities was $9.3 million for the Predecessor 2019 Period and primarily consisted of $57.1 million in net loss and adjustments for non-cash items of $91.5 million, offset by the effect of changes in operating assets and liabilities representing a $25.1 million use of cash. The change in operating assets and liabilities was primarily driven by commissions receivable of $63.4 million, offset by increases in commissions payables of $19.2 million, which were each driven by increases in Medicare commissionable Approved Submissions.
Investing Activities
Net cash used in investing activities was $14.5 million for the twelve months ended December 31, 2020 and consisted of capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Net cash used in investing activities of $810.0 million for the Successor 2019 Period was primarily attributable to the Centerbridge Acquisition, which comprised $807.6 million of net cash used in investing activities.
Net cash used in investing activities of $5.6 million for the Predecessor 2019 Period was primarily attributable to capitalized internal-use software related to new technology, software, and systems.
Financing Activities
Net cash provided by financing activities was $260.7 million for the twelve months ended December 31, 2020 and was primarily due to proceeds from the issuance of Class A common stock sold in the IPO, net of offering costs, of $852.4 million. Of the $852.4 million of IPO proceeds, $508.3 million was used to purchase LLC Interests, $100.0 million was used to settle the Senior Preferred Earnout Units, and $96.2 million was used as partial consideration for the Blocker Merger. Additionally, the Company made borrowings of $117.0 million under the Incremental Term Loan Facility during the twelve months ended December 31, 2020.
Net cash provided by financing activities of $830.9 million for the Successor 2019 Period was primarily attributable to the issuance of preferred units in connection with the Centerbridge Acquisition, which comprised $541.3 million of net cash provided by financing activities and borrowings under the Term Loan Facility, which compromised $300.0 million of net cash provided by financing activities, and was partially offset by payments of existing debt, capital lease obligations and debt issuance costs.
Net cash used in financing activities of $3.4 million for the Predecessor 2019 Period was due to borrowings under our predecessor revolving credit facility of $56.5 million, which was offset by the repayment of such borrowings (and related expenses in relation thereto) in the amount of $59.9 million, as well as payments of our capital lease obligations.
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
As of December 31, 2020, we had principal amounts totaling $412.4 million, consisting of $296.3 million outstanding under the Term Loan Facility and $116.1 million outstanding under the Incremental Term Loan Facility (collectively the “Aggregate Term Loan Facility”). We had no amounts outstanding under the Revolving Credit Facility, the Incremental Revolving Credit Facility, or the Incremental No. 3 Revolving Credit Facility (collectively the “Aggregate Revolving Credit Facility”). The Aggregate Revolving Credit Facility had a remaining capacity of $58.0 million as of December 31, 2020.
Our material contractual obligations generally include operating leases and capital leases, and long-term debt. Refer to Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for information about our leasing obligations. Refer to Note 6, “Long-Term Debt,” of the Notes to Consolidated Financial Statements for information about our long-term debt obligations.

GoHealth, Inc.	2020 Form 10-K	65

Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1, “Description of Business and Significant Accounting Policies,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Seasonality
The Medicare annual enrollment period occurs from October 15th to December 7th. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue is typically second-highest in our first quarter. The second and third quarters are known as special election periods, and are our seasonally smallest quarters. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.
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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are:
•Revenue recognition and commissions receivable;
•Share-based compensation;
•Goodwill and intangible assets;
•Income taxes; and
•Liabilities pursuant to tax receivable agreements (“TRAs”).
Revenue Recognition and Commissions Receivable
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services.
Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors, such as the determination of performance obligations and determination of the transaction price. The estimate of renewal commissions are considered variable consideration in the transaction price and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse and premium increase data, available industry and carrier experience data, historical payment data by segment and carrier, as well as current forecast data to estimate forecasted renewal considerations and then to constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy renews, and any adjustments in variable consideration are recognized in the period incurred.
Commissions receivable includes the variable consideration for policies that may renew, and therefore, are subject to the same assumptions, judgments and estimates used when recognizing revenue as noted above.

GoHealth, Inc.	2020 Form 10-K	66

Share-Based Compensation
We recognize compensation expense for all share-based awards, including Profit Units, restricted stock units (“RSUs”) and stock options, based on the estimated grant date fair value of awards. Share-based compensation expense for Time-Vesting Units, RSUs and stock options are recognized on a straight-line basis over the requisite service period, which is generally three to five years.
Effective September 13, 2019 and in conjunction with the Centerbridge Acquisition, the Company authorized the grants of non-voting Profit Units. Profit Units consist of both Time-Vesting Units and Performance-Vesting Units and their fair value is determined using a Monte Carlo simulation. Embedded in the simulation are several assumptions, including the expected life of the award based on estimates of the timing of a liquidity event, the expected dividend yield, the risk-free interest rate and the expected volatility. The Time-Vesting Units’ expense is recognized on a straight-line basis over a five year vesting period. The Performance-Vesting Units’ expense is recognized upon a liquidity event based on certain predetermined criteria. Upon completion of our IPO, the implied performance condition was satisfied, triggering an accelerated vesting and related compensation expense of $209.3 million in the third quarter of 2020.
In connection with the IPO, we granted RSUs and stock options to employees and non-employee directors. The fair value of RSUs is determined based on the stock price on the date of grant. The fair value of stock options is calculated using a Black-Scholes-Merton pricing model. Embedded in the pricing model are several assumptions, including the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility. The assumptions we use represent management's best estimates. If factors change and different assumptions are used, our compensation expense for stock options could be materially different for future grants. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally four years for RSUs and three to four years for stock options. We recognize forfeitures as they occur.
Goodwill and Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill and represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.
When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects our amortization expense, as acquired definite-lived intangible assets are amortized over their useful lives, whereas any indefinite-lived intangible assets, as well as goodwill, are not amortized.
We test goodwill for impairment on an annual basis in the fourth quarter of each year or whenever events or changes in circumstances indicate that the goodwill may be impaired.
Judgment in the assessment of qualitative factors of impairment include macroeconomic, industry and market conditions, cost considerations, our financial performance, events specific to our company, industry or reporting unit, and other relevant events. To the extent we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative test is then performed.
Performing a quantitative impairment test for goodwill includes the determination of the fair value of a reporting unit, and involves significant estimates and assumptions. These estimates and assumptions include, among others, cash flow projections and selecting an appropriate discount rate.
As of December 31, 2020, no impairment of goodwill has been recognized.
Indefinite-lived intangible assets are tested for impairment in the fourth quarter of each year or whenever events or changes in circumstances indicate that an impairment may exist. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determination of fair value involves significant estimates and assumptions including, among others, cash flow projections and selecting appropriate royalty and discount rates.
Intangible assets subject to amortization are also evaluated for impairment when indicators of impairment are determined to exist. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

GoHealth, Inc.	2020 Form 10-K	67

During the periods presented in this Annual Report on Form 10-K, no impairment has been recognized for either indefinite-lived or definite-lived intangible assets.
Income Taxes
We account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish liabilities for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Our liabilities reflect our judgment as to the resolution of the issues involved if subject to judicial review. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these liabilities are adjusted through the provision for income taxes in the period of change.
Liabilities Pursuant to TRAs
In connection with the IPO, the Company entered into the Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) the Company’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) increases in tax basis resulting from (a) the Company’s purchase of LLC Interests directly from GHH, LLC and the partial redemption of LLC Interests by GHH, LLC, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by GHH, LLC; and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement. The Company may benefit from the remaining 15% of any tax benefits that the Company actually realizes.
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. The projection of future taxable income involves judgement and actual taxable income may differ from our estimates, which could impact the timing of payments under the Tax Receivable Agreement. If the Company determines that it will not be able to fully utilize all or part of the related tax benefits, the Company would reduce the portion of the Tax Receivable Agreement liability related to the tax benefits not expected to be utilized through earnings at that time.
As of December 31, 2020, the Company has determined there is no resulting liability related to the Tax Receivable Agreement arising from the Transactions. Should the Company determine that the Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
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
We have elected the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company we are not required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (3) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements and (4) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds

GoHealth, Inc.	2020 Form 10-K	68

$700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt over a rolling 36-month period.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any customers was minimal as of December 31, 2020, based on the lack of collection issues in the past and the high financial standards we require of customers. As of December 31, 2020, four customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 86%, or $23.2 million, of our total accounts receivable. As of December 31, 2019, five customers each represented 10% or more of our total accounts receivable and, in aggregate, represented 87%, or $21.2 million, of our total accounts receivable. No other customers represented 10% or more of our total accounts receivable at December 31, 2020 and 2019.
Interest Rate Risk
As of December 31, 2020, we had cash of $144.2 million deposited in non-interest bearing accounts with major banks with limited to no-interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
We have exposure to changes in interest rates associated with borrowings under our Credit Facilities, which have variable interest rates tied either to LIBOR or an alternate base rate (“ABR”), at our option. At December 31, 2020 we had variable rate borrowings outstanding under our Credit Facilities of $412.4 million, carrying an effective interest rate of 7.5%. A hypothetical 100 basis point change in the interest rate would have had a $3.9 million effect on our income (loss) before income taxes. At December 31, 2019, we had variable rate borrowings outstanding under our Credit Facilities of $299.3 million, carrying a weighted-average effective interest rate of 8.4%. A hypothetical 100 basis point change in the interest rate would have had a $0.9 million effect on our income (loss) before income taxes
See “Risk Factors—Risks Related to Our Indebtedness—Developments with respect to LIBOR may affect our borrowings under our Credit Facilities” in this Annual Report on Form 10-K for additional information.

GoHealth, Inc.	2020 Form 10-K	69

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of GoHealth, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoHealth, Inc. (the “Company”) as of December 31, 2020 and 2019 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ / members’ equity and cash flows for the year ended December 31, 2020 (Successor), the period from September 13, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to September 12, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2020 (Successor), the period from September 13, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to September 12, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
March 16, 2021

GoHealth, Inc.	2020 Form 10-K	70

CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor		Predecessor
	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Net revenues:
Commission	$671,140	$243,347	$175,834	$144,378
Enterprise	206,210	65,144	55,176	81,827
Net revenues	877,350	308,491	231,010	226,205
Operating expenses:
Cost of revenue	199,202	90,384	79,169	79,582
Marketing and advertising	206,864	24,811	37,769	28,129
Customer care and enrollment	165,497	44,356	49,149	46,076
Technology	59,348	6,006	40,312	16,197
General and administrative	197,229	13,674	79,219	27,458
Change in fair value of contingent consideration liability	19,700	70,700	—	—
Amortization of intangible assets	94,056	28,217	—	—
Acquisition related transaction costs	—	6,245	2,267	—
Total operating expenses	941,896	284,393	287,885	197,442
Income (loss) from operations	(64,546)	24,098	(56,875)	28,763
Interest expense	32,969	8,076	140	224
Other (income) expense	(358)	(17)	114	379
Income (loss) before income taxes	(97,157)	16,039	(57,129)	28,160
Income tax expense (benefit)	43	44	(66)	46
Net income (loss)	(97,200)	15,995	(57,063)	28,114
Net loss attributable to non-controlling interests	(52,933)	—	—	(3)
Net income (loss) attributable to GoHealth, Inc.	$(44,267)	$15,995	$(57,063)	$28,117
Net loss per share (Note 9):
Net loss per share of Class A common stock — basic and diluted (1)	$(0.22)
Weighted-average shares of Class A common stock outstanding — basic and diluted	84,189
(1)Net loss per share of Class A common stock—basic and diluted is based on the post-IPO net loss from July 17, 2020 to December 31, 2020.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2020 Form 10-K	71

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor		Predecessor
	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Net income (loss)	$(97,200)	$15,995	$(57,063)	$28,114
Other comprehensive income (loss):
Foreign currency translation adjustments	66	(17)	(32)	(8)
Comprehensive income (loss)	(97,134)	15,978	(57,095)	28,106
Comprehensive loss attributable to non-controlling interests	(52,884)	—	—	(3)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(44,250)	$15,978	$(57,095)	$28,109
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2020 Form 10-K	72

GOHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Successor	Successor
	Dec. 31, 2020	Dec. 31, 2019
Assets
Current assets:
Cash and cash equivalents	$144,234	$12,276
Accounts receivable, net of allowance for doubtful accounts of $1,045 in 2020 and $904 in 2019	26,871	24,461
Receivable from NVX Holdings, Inc.	3,395	—
Commissions receivable - current	188,128	101,078
Prepaid expense and other current assets	29,194	5,954
Total current assets	391,822	143,769
Commissions receivable - non-current	622,270	281,853
Other long-term assets	2,072	998
Property, equipment, and capitalized software, net	17,353	6,339
Intangible assets, net	688,726	782,783
Goodwill	386,553	386,553
Total assets	$2,108,796	$1,602,295
Liabilities and Stockholders’ / Members’ Equity
Current liabilities:
Accounts payable	$8,733	$13,582
Accrued liabilities	26,926	22,568
Commissions payable - current	78,478	56,003
Deferred revenue	736	15,218
Current portion of long-term debt	4,170	3,000
Other current liabilities	8,328	2,694
Total current liabilities	127,371	113,065
Non-current liabilities:
Commissions payable - non-current	182,596	97,489
Long-term debt, net of current portion	396,400	288,233
Contingent consideration	—	242,700
Other non-current liabilities	3,274	664
Total non-current liabilities	582,270	629,086
Commitments and Contingencies (Note 12)
Stockholders’ / members’ equity:
Members’ interest	—	860,161
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 84,196 shares issued and outstanding at December 31, 2020	8	—
Class B common stock – $0.0001 par value; 619,004 shares authorized; 236,997 shares issued and outstanding at December 31, 2020	24	—
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	399,169	—
Accumulated other comprehensive income (loss)	17	(17)
Accumulated deficit	(18,802)	—
Total stockholders’ equity attributable to GoHealth, Inc. / members’ equity	380,416	860,144
Non-controlling interests	1,018,739	—
Total stockholders’ / members’ equity	1,399,155	860,144
Total liabilities and stockholders’ / members’ equity	$2,108,796	$1,602,295
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2020 Form 10-K	73

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands)

	Twelve months ended Dec. 31, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ / Members’ Equity
Successor:
Balance at Jan. 1, 2020	$860,144	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Senior Preferred Earnout units	100,000									—
Issuance of Common Earnout Units	100,000									—
Issuance of common units	10,000									—
Net loss prior to the Transactions	(25,465)									—
Share-based compensation expense prior to the Transactions	1,182									—
Foreign currency translation adjustment prior to the Transactions	(59)									—
Effect of the Transactions	(1,045,802)			307,980	31	(524,977)			1,570,748	1,045,802
Issuance of common stock sold in IPO, net of offering costs		43,500	4			852,403				852,407
Effect of the Blocker Merger		40,683	4	(45,503)	(5)				(96,164)	(96,165)
Effect of purchase of LLC Interests				(25,480)	(2)				(508,318)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Issuance of Class A common shares upon vesting of restricted stock units		13	—			—				—
Net loss subsequent to the Transactions							(18,802)		(52,933)	(71,735)
Share-based compensation expense subsequent to the Transactions						9,290			(3,543)	5,747
Partner distributions and other						53			(400)	(347)
Foreign currency translation adjustment subsequent to the Transactions								17	49	66
Balance at Dec. 31, 2020	$—	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155

	Period from Sep. 13, 2019 through Dec. 31, 2019
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ / Members’ Equity
Successor:
Balance at Sep. 13, 2019	$847,263	—	$—	—	$—	$—	$—	$—	$—	$847,263
Other	(3,545)									(3,545)
Share-based compensation expense	448									448
Foreign currency translation adjustment								(17)		(17)
Net income	15,995									15,995
Balance at Dec. 31, 2019	$860,161	—	$—	—	$—	$—	$—	$(17)	$—	$860,144

GoHealth, Inc.	2020 Form 10-K	74

	Period from Jan. 1, 2019 through Sep. 12, 2019
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ / Members’ Equity
Predecessor:
Balance at Jan. 1, 2019	$2,435	—	$—	—	$—	$—	$(189,102)	$14	$—	$(186,653)
Redeemable Class B unit accretion							(138,404)			(138,404)
Conversion of Redeemable Class B Units	384,404									384,404
Foreign currency translation adjustment								(32)		(32)
Net loss							(57,063)			(57,063)
Balance at Sep. 12, 2019	$386,839	—	$—	—	$—	$—	$(384,569)	$(18)	$—	$2,252

	Twelve months ended Dec. 31, 2018
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ / Members’ Equity
Predecessor:
Balance at Jan. 1, 2018, before the cumulative effect of adoption of ASC 606	$235	—	$—	—	$—	$—	$(49,238)	$22	$194	$(48,787)
Cumulative effect of adoption of ASC 606							28,607			28,607
Balance at Jan. 1, 2018, after the cumulative effect of adoption of ASC 606	$235	—	$—	—	$—	$—	$(20,631)	$22	$194	$(20,180)
Redeemable Class B unit accretion							(196,700)			(196,700)
Reclassification of Redeemable Class B to Class B Units	2,200									2,200
Member distributions non-controlling interests									(79)	(79)
Foreign currency translation adjustment								(8)		(8)
Acquisition of non-controlling interests							112		(112)	—
Net income (loss)							28,117		(3)	28,114
Balance at Dec. 31, 2018	$2,435	—	$—	—	$—	$—	$(189,102)	$14	$—	$(186,653)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2020 Form 10-K	75

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Operating Activities
Net income (loss)	$(97,200)	$15,995	$(57,063)	$28,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	216,229	448	87,060	—
Depreciation and amortization	4,496	521	4,247	6,160
Amortization of intangible assets	94,056	28,217	—	—
Amortization of debt discount and issuance costs	2,430	472	—	—
Change in fair value of contingent consideration	19,700	70,700	—	—
Other non-cash items	(1,691)	417	150	791
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(1,647)	(15,113)	(108)	736
Commissions receivable	(427,467)	(203,956)	(63,448)	(65,445)
Prepaid expenses and other assets	(24,021)	(2,316)	1,325	(1,712)
Accounts payable	(5,340)	5,031	(1,981)	3,108
Accrued liabilities	4,358	31	17,860	2,891
Deferred revenue	(14,482)	11,935	1,926	126
Commissions payable	107,583	80,828	19,228	30,896
Other liabilities	8,779	(2,494)	85	(222)
Net cash provided by (used in) operating activities	(114,217)	(9,284)	9,281	5,443
Investing Activities
Acquisition of business, net of cash	—	(807,591)	—	—
Purchases of property, equipment and software	(14,523)	(2,419)	(5,597)	(6,170)
Net cash provided by (used in) investing activities	(14,523)	(810,010)	(5,597)	(6,170)
Financing Activities
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	852,407	—	—	—
Payment of partial consideration to Blocker Shareholders in the Blocker Merger	(96,165)	—	—	—
Purchase of LLC Interests from Continuing Equity Owners	(508,320)	—	—	—
Settlement of Senior Preferred Earnout Units	(100,000)	—	—	—
Proceeds received upon issuance of preferred units	—	541,263	—	—
Proceeds received upon issuance of common units	10,000	—	—	—
Borrowings under term loans	117,000	300,000	—	—
Principal payments under term loans	(3,878)	(750)	—	—
Borrowings under revolving credit facilities	—	—	56,534	82,555
Payments under revolving credit facilities	—	—	(59,915)	(82,320)
Debt issuance cost payments	(6,293)	(9,283)	—	—
Principal payments under capital lease obligations	(293)	(351)	(68)	(93)
Distributions to non-controlling interests	(400)	—	—	(79)
Advancement to NVX Holdings, Inc.	(3,395)	—	—	—
Net cash provided by (used in) financing activities	260,663	830,879	(3,449)	63
Effect of exchange rate changes on cash and cash equivalents	35	(17)	(32)	(3)
Increase (decrease) in cash and cash equivalents	131,958	11,568	203	(667)
Cash and cash equivalents at beginning of period	12,276	708	505	1,172
Cash and cash equivalents at end of period	$144,234	$12,276	$708	$505
Supplemental Disclosure of Cash Flow Information
Interest paid	$32,671	$5,437	$140	$219
Taxes paid	$286	$55	$122	$32
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$491	$46	$113	$52
Purchases of property, equipment and software under capital leases	$—	$—	$744	$235
Issuance of Senior Preferred Earnout Units to settle contingent consideration liability	$100,000	$—	$—	$—
Issuance of common A and B units to settle contingent consideration liability	$100,000	$—	$—	$—
Net issuance of Class A and Class B common stock in connection with the Transactions	$30	$—	$—	$—
Settlement of contingent consideration liability	$62,400	$—	$—	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2020 Form 10-K	76

GOHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve healthcare in America. The Company works with insurance carriers to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s insurance agents leverage the power of its vertically integrated customer acquisition platform to enroll members in Medicare and individual and family plans. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth”), a wholly owned subsidiary of the Company that was founded in 2001.
The Company was incorporated in Delaware on March 27, 2020 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), a Delaware limited liability company, and its wholly owned subsidiaries (collectively, "GHH, LLC"). On July 17, 2020, the Company completed an initial public offering of 43,500 shares of its Class A common stock at a public offering price of $21.00 per share (“the IPO”), receiving approximately $852.4 million in net proceeds, after deducting the underwriting discount and offering expenses.
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
•the issuance of 307,980 shares of the Company's Class B common stock, including the issuance of 229,399 such shares to the Continuing Equity Owners, which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately following the Transactions, for nominal consideration;
•the issuance of 43,500 shares of the Company’s Class A common stock to the purchasers in the IPO in exchange for net proceeds, after taking into account the underwriting discount and offering expenses payable by the Company, of approximately $852.4 million;
•the acquisition by the Company of the Blocker Company in a merger transaction (the “Blocker Merger”), which Blocker Company held 45,503 LLC interests and a corresponding amount of the Company’s Class B common stock (which shares were cancelled after the Blocker Merger), in exchange for 40,683 shares of the Company’s Class A common stock and payment of $96.2 million in cash to Blocker Shareholders;
•the use of the remaining net proceeds from the IPO to (i) pay $508.3 million in cash to redeem 25,480 LLC Interests held directly or indirectly by the Continuing Equity Owners, (ii) satisfy in full $100.0 million in aggregate face amount of senior preferred earnout units in connection with the Transactions, and (iii) use for general corporate purposes; and

GoHealth, Inc.	2020 Form 10-K	77

•the Company entered into (1) a stockholders’ agreement with Centerbridge and NVX Holdings, Inc., (2) a registration rights agreement with certain of the Continuing Equity Owners and (3) a tax receivable agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders.
In connection with the IPO, the Company became the sole managing member of GHH, LLC and controls the management of GHH, LLC. As a result, the Company consolidates GHH, LLC’s financial results in its Consolidated Financial Statements and reports a non-controlling interest for the economic interest in GHH, LLC held by the Continuing Equity Owners. Substantially concurrently with the consummation of the IPO, the existing limited liability company agreement of GHH, LLC was amended and restated to, among other things, recapitalize its capital structure by creating a single new class of units (the “common units”) and provide for a right of redemption of common units (subject in certain circumstances to time-based vesting requirements and certain other restrictions) in exchange for, at the Company’s election, cash or newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption, the Company will receive a corresponding number of common units, increasing the Company’s total ownership interest in GHH, LLC.
Immediately following the completion of the Transactions and the IPO, the Company owned 26.8% of the economic interests in GHH, LLC, while the Continuing Equity Owners owned the remaining 73.2% of the economic interests in GHH, LLC. Net income and loss is allocated to the Continuing Equity Owners on a pro rata basis, assuming that any Class B common units that are subject to time-based vesting requirements are fully vested. The net loss attributable to non-controlling interests for the twelve months ended December 31, 2020, represents the Continuing Equity Owners’ pro rata share of net loss of the Company for the period subsequent to the IPO and the Transactions.
The Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes.
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax, LLC (“Norvax”). On May 6, 2020, Blizzard Parent, LLC changed its name to GoHealth Holdings, LLC. GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these Consolidated Financial Statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of GHH, LLC are carried out by Norvax. On August 15, 2019, GHH, LLC entered a series of arrangements to acquire 100% of the equity interest in Norvax. On September 13, 2019, Blizzard Merger Sub LLC, a transitory merger company of Blizzard Midco, LLC, merged into Norvax, with Norvax continuing as the surviving limited liability company and GHH, LLC's operating entity (the “Acquisition”).
As a result of the Acquisition, which is discussed further in Note 2, “Acquisitions,” Norvax was determined to be the accounting acquirer and Norvax’s historical assets and liabilities are reflected at fair value as of the acquisition date. The financial information for the period after September 13, 2019, represents the consolidated financial information of the “Successor” company (“Successor 2019 Period”). Prior to September 13, 2019, the Consolidated Financial Statements include the accounts of the “Predecessor” company (“Predecessor 2019 Period”). Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s Consolidated Financial Statements and the Successor’s Consolidated Financial Statements are not necessarily comparable.
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with our current period presentation.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash includes all deposits in banks. The Company maintains its cash balances at financial institutions in the United States and Europe.

GoHealth, Inc.	2020 Form 10-K	78

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, and commissions receivable. The maximum exposure risk of these accounts is equal to the amounts stated on the Company’s Consolidated Balance Sheets. The Company places its cash with high-credit-quality financial institutions and, at times, such deposits may be in excess of federally insured limits. To date, the Company has not experienced any losses on its cash balances and periodic evaluations of the relative credit standing of the financial institutions are performed.
Accounts receivable and commissions receivable are primarily derived from customers located in North America. The Company performs ongoing credit evaluations of customers’ financial condition and requires no collateral from customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances.
As of December 31, 2020, four customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 86%, or $23.2 million, of the Company’s total accounts receivable. As of December 31, 2019, five customers each represented 10% or more of the Company’s total accounts receivable and, in aggregate, represented 87%, or $21.2 million, of the Company’s total accounts receivable.
Foreign Currency
The Company is exposed to currency fluctuations from certain vendors and customers that transact business in Euros. Assets and liabilities of the Company’s foreign affiliate in Slovakia, which uses the local currency as its functional currency, are translated at period-end exchange rates, and income and expense items are translated at a rate that approximates the weighted-average exchange rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other (income) expense and are immaterial for all periods presented.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company provides allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company takes into consideration the overall quality of the receivables portfolio, along with specifically identified customer risks in establishing allowances. Accounts receivable are charged off against the allowance for doubtful accounts when it is determined the receivable is uncollectible.The Company had unbilled receivables for performance-based enrollment fees as of December 31, 2020 and 2019 of $12.9 million and $6.6 million, respectively, which are included in accounts receivable on the Consolidated Balance Sheets.
Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable are future commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period, or the twelve months ended December 31, 2018.
Commissions Payable
Commissions payable represent the estimated share of policy commissions earned by the Company’s external channel agents. The current portion of commissions payable are future commissions expected to be paid within one year, while the non-current portion of commissions payable are expected to be paid beyond one year.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquired businesses to the tangible assets, liabilities assumed, and intangible assets acquired based on the estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs are recognized separately from the business combination and are expensed as incurred.
Property, Equipment, and Capitalized Software, Net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

GoHealth, Inc.	2020 Form 10-K	79

Asset Description	Estimated Useful Life
Computer equipment and software	3 years
Office equipment and furniture	7 years
Leasehold improvements	Lesser of useful life (typically 5 years) or remaining lease term
Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
The Company accounts for costs incurred to develop and maintain source code software and other internally developed software applications, primarily consisting of employee-related and third-party contractor costs, pursuant to Accounting Standards Codification (“ASC”) Topic 350-40, Internal Use Software. Costs incurred during the planning and post-implementation phases of software development are expensed. During the application development phase, costs incurred are capitalized. Capitalized software development costs are amortized over the estimated useful life, which is generally three years. These capitalized costs are recorded within property, equipment, and capitalized software, net, on the Company’s Consolidated Balance Sheets and the amortization is charged to technology expense in the Consolidated Statements of Operations.
Goodwill and Intangible Assets
The Company tests goodwill for impairment on an annual basis in the fourth quarter of each year, on November 30th, or whenever events or changes in circumstances indicate that the goodwill may be impaired.
An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, such as a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant, adverse change that would indicate that the carrying amount of an indefinite-lived intangible asset may not be recoverable. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Significant judgment is applied when goodwill and indefinite-lived intangible assets are assessed for impairment. This judgment may include an assessment of qualitative or quantitative factors, such as developing cash flow projections and selecting appropriate royalty and discount rates.
The Company amortizes the cost of definite-lived intangible assets over the respective estimated useful lives on a straight-line basis. Significant judgment is applied when evaluating if an intangible asset has a definite useful life. Intangible assets subject to amortization are also evaluated for impairment when indicators of impairment are determined to exist. Definite-lived intangible assets could become impaired in the future as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, laws and regulations, or the business environment.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, primarily property, equipment, and capitalized software, net, and definite-lived intangible assets, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable.
Fair Value of Financial Instruments
The Company applies the accounting guidance related to fair value measurements and discloses information on all financial instruments reported at fair value that enables an assessment of the inputs used in determining the reported fair values. See Note 4, “Fair Value Measurements,” for further discussion around fair value determinations.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company is compensated by the receipt of commission payments from health insurance carriers whose health insurance policies are purchased through the Company’s ecommerce platforms or customer care centers. The Company also generates revenue from non-commission revenue sources, which it refers to as enterprise revenue and which include providing partner marketing and enrollment services, dedicated insurance agent resources for carrier-specific programs, sales of insurance leads to other marketing agencies and carriers, and the implementation and use of the Company’s platform. The Company accounts for payments made under certain carrier-specific arrangements as deductions to revenue.

GoHealth, Inc.	2020 Form 10-K	80

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
The Company utilizes a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant policy (referred to as a “vintage”). This allows the Company to estimate the commissions it expects to collect for each vintage by evaluating various factors, including but not limited to, contracted commission rates and expected member churn.

GoHealth, Inc.	2020 Form 10-K	81

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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to commissions receivable. The Company analyzes these differences and, to the extent the Company believes differences in the estimates of the cash received are indicative of an increase or decrease to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
Enterprise Revenue
The Company refers to all non-commission revenue collectively as enterprise revenue, which includes the services and products described below.
The Company is compensated for partner marketing and enrollment services, based on delivering call volumes or providing marketing services to certain insurance carriers. The Company is also compensated with performance-based enrollment fees relating to the enrollment of individuals into health insurance plans. The Company recognizes revenue over time for marketing services and at a point in time for enrollment services.
The Company provides direct partner campaigns, where trained agents are dedicated to partner programs that assist in producing health insurance policies. The Company is compensated for the hours incurred on the partner program at the time hours are incurred, and recognizes revenue accordingly. In addition, the Company provides services to its members and partners related to its Encompass Platform. The Encompass Platform offerings include value-based care provider engagement, health risk assessments, social determinants of health screening, and preferred pharmacy programs. The Company recognizes revenue as it satisfies the related performance obligation.
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
Incremental Costs to Obtain a Contract
The Company reviewed its sales compensation plans, which are directed at converting leads into carrier approved submissions, and concluded that they are fulfillment costs and not costs to obtain a contract with a health insurance carrier, which the Company defines as its customer. Additionally, the Company reviewed compensation plans related to personnel responsible for identifying new health insurance carriers as well as entering into contracts with new health insurance carriers and concluded that no incremental costs are incurred to obtain such contracts.
Deferred Revenue
Deferred revenue includes deferred technology licensing implementation fees and amounts collected from partner marketing and enrollment services or technology licensing customers in advance of the Company satisfying its performance obligations for such customers. The Company expects to recognize revenue associated with these remaining performance obligations in the next 12 months.
Cost of Revenue
Cost of revenue represents payments related to health insurance policies sold to members who were enrolled by partners with whom the Company has commissions revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized.

GoHealth, Inc.	2020 Form 10-K	82

Marketing and Advertising
Marketing expense consists primarily of expenses associated with the Company’s direct, online advertising, and marketing partner channels, in addition to compensation (including share-based compensation expense) and other expenses related to marketing personnel who manage campaigns and optimize consumer activity. The Company’s direct channel expenses primarily consist of costs for e-mail marketing and direct mail marketing. Online advertising expenses primarily consist of paid keyword search advertising on search engines. Marketing partner channel expenses primarily consist of fees paid to marketing partners and affiliates. Marketing costs are expensed as incurred.
Advertising expenses consist of costs incurred to acquire consumers through online, television, and direct mail advertisements. Advertising costs incurred during the twelve months ended December 31, 2020, the Successor 2019 Period, Predecessor 2019 Period, and twelve months ended December 31, 2018, totaled $156.9 million, $18.8 million, $29.3 million, and $25.6 million, respectively. Advertising costs are expensed as incurred.
The Company also has arrangements with certain carriers that allow the Company to increase marketing efforts, including through direct mail, television advertisements, and online advertising for various insurance products that are being offered by these carriers. The Company is reimbursed by carriers for the incremental marketing efforts and records the amounts received as a reduction of the marketing costs incurred.
Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation (including share-based compensation expense) and benefits costs for enrollment personnel who assist consumers during the insurance policy application process, along with management and support personnel.
Technology
Technology expense consists primarily of compensation (including share-based compensation expense) and benefits costs for personnel associated with developing and enhancing the Company’s technology platform, data analytics and business intelligence, as well as maintaining the Company’s online presence and integrations with carrier and federal marketplaces. Technology expense also includes costs for contracted services and supplies, and amortization expense to capitalized software.
General and Administrative Expenses
General and administrative expenses include compensation (including share-based compensation expense) and benefits costs for staff working in the Company’s executive, finance, legal, human resources, and facilities departments. These expenses also include facilities costs and fees paid for outside professional services, including audit, tax, legal, and governmental affairs.
Share-Based Compensation Expense
The Company grants share-based awards, including time-vesting and performance-vesting profit units (collectively, “Profit Units”), restricted stock units (“RSUs”) and stock options. Compensation expense for time-vesting units, RSUs and stock options are recognized on a straight-line basis over the requisite service period for each award. Performance-vesting units contain market conditions and an implied performance condition, which results in compensation cost being recognized when the performance condition is considered probable of being satisfied. Upon completion of the Company’s IPO, the implied performance condition was satisfied, triggering an accelerated vesting of the performance-vesting units and the recognition of the related compensation expense.
The estimated grant date fair value of Profit Units is determined using a Monte Carlo simulation and Level 3 inputs. The estimated grant date fair value of stock options is determined using a Black-Scholes pricing model. Assumptions utilized in the Monte Carlo simulation and Black-Scholes pricing model for valuing the awards include the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility. The fair value of RSUs is determined based on the stock price on the date of grant.
401(k) Plan
The Company maintains a tax-qualified 401(k) retirement plan (the Plan) that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees may defer compensation subject to applicable annual Internal Revenue Code (“Code”) limits. The Plan permits participants to make both pretax and after-tax deferral contributions. These contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are fully vested immediately in their contributions. The Plan is qualified under Section 401(a) of the Code and the related trust is tax-exempt under Section 501(a) of the Code.

GoHealth, Inc.	2020 Form 10-K	83

The Company contributes 50% of the first 4% of compensation a participant contributes to the Plan. These matching contributions are expensed as incurred. The Company recognized expense of $1.0 million, $0.2 million, $0.3 million and $0.4 million for the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period, and the twelve months ended December 31, 2018, respectively, related to these matching contributions. The Company also may make non-elective contributions to the 401(k) plan, which, if made, vest 20% after two years and 20% annually thereafter.
Contingencies
The Company analyzes whether it is probable that an asset has been impaired, or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, the Company records the loss at management’s best estimate of the loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are expensed as incurred. If no accrual is made but the loss contingency is reasonably possible, the nature of the contingency and the corresponding estimated loss, if such an estimate can be made, is disclosed. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters.
Income Taxes
The Company accounts for income taxes under the liability method in accordance with ASC Topic 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
We utilize a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. We record interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Financial Statements.
On a consolidated basis, income from the Company’s Slovakian subsidiary is taxed at a blended U.S. Federal and state statutory rate as it is a C-Corporation for tax purposes. The Slovakian subsidiary records taxes on its income at the Slovakian statutory rate and records tax on its worldwide income at the applicable blended U.S. Federal and state statutory rate, net of the foreign tax credit associated with foreign taxes.
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
The majority of the Company’s individual and family health insurance plans are sold in its fourth quarter during the annual open enrollment period as defined under the federal Patient Protection and ACA and related amendments in the Health Care and Education Reconciliation Act. Individuals and families generally are not able to purchase individual and family health insurance outside of the open enrollment period, unless they qualify for a special enrollment period as a result of certain qualifying events, such as losing employer-sponsored health insurance or moving to another state. As a result, the Company’s individual and family plan-related commission revenue is typically highest in the Company’s fourth quarter.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which amended the disclosure requirements under ASC 820. This update clarifies and unifies the disclosure of Level 3 fair value instruments. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, although early adoption is permitted for either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted this standard on January 1, 2020, and the adoption did not have a material effect on its Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-7, Stock Compensation – Improvements to Non-employee Share-Based Payment Accounting (Topic 718). This guidance expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Per ASU 2019-08, issued November 2019, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early

GoHealth, Inc.	2020 Form 10-K	84

adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on January 1, 2020, and the adoption did not have a material effect on its Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. Per ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): effective Dates for Certain Entities, issued June 2020, the guidance in ASU 2016-2, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Consolidated Financial Statements and related disclosures.
In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Per ASU 2019-10, issued November 2019, the guidance is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance simplifies the accounting for income taxes and is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact to its Consolidated Financial Statements and related disclosures.
2. ACQUISITIONS
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

(in thousands)
Cash paid	$807,591
Fair value of GHH, LLC Class A and B common units issued	306,000
Fair value of contingent consideration liability	172,000
Total consideration	$1,285,591
Contingent Consideration
The contingent consideration liability represents the acquisition date fair value of the Earnout payments to Norvax’s selling shareholders and is remeasured at each reporting date until settled. The contingent consideration was to be settled in GHH, LLC Common and Senior Preferred Earnout Units within 60 days of the issuance of the 2019 and 2020 audited financial statements. The Senior Preferred Earnout Units earned an annual coupon of 10.3% that provides for the accrual of additional units. Changes in the fair value of the contingent consideration are recognized in the Consolidated Statements of Operations.
The full amount available relative to the 2019 target was earned as of December 31, 2019. On May 15, 2020, the contingent consideration related to the 2019 target of $200.0 million was settled with the issuance of 113,407 GHH, LLC Class A common units, 48,645 GHH, LLC Class B common units, and 100,000 GHH, LLC Senior Preferred Earnout Units.
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

GoHealth, Inc.	2020 Form 10-K	85

Allocation of Purchase Price
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the purchase price allocation are as follows:

(in thousands)
Net working capital	$18,787
Commissions receivable - non-current	113,565
Property and equipment	4,442
Other non-current assets	218
Other non-current liabilities	(963)
Trade names	83,000
Developed technology	496,000
Customer relationships	232,000
Goodwill	386,553
Deferred revenue	(3,283)
Commissions payable - non-current	(44,728)
Total consideration transferred	$1,285,591
Goodwill represents the excess of the consideration paid over the estimated fair value of assets acquired and liabilities assumed in a business combination and is primarily attributable to future growth and the assembled workforce. The purchase price allocation was final as of September 30, 2020 with no adjustments made in the measurement period.
Pro Forma
Had the Acquisition been completed on January 1, 2018, net revenues would be unchanged and the net loss would be approximately $29.5 million and $95.4 million for the years ended December 31, 2019 and December 31, 2018, respectively. This unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been if the Acquisition had taken place on January 1, 2018, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of the Company prior to the acquisition, with adjustments factually supportable and directly attributable to the Acquisition, primarily related to transaction costs, the amortization of intangible assets, and interest expense. Share-based compensation and transaction bonuses and costs totaling $98.2 million for the year ended December 31, 2019 are non-recurring pro forma adjustments.
3. BALANCE SHEET ACCOUNTS
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Beginning balance	$382,931	$178,975	$115,527
Commission revenue	671,140	243,347	175,834
Cash receipts	(243,673)	(39,391)	(112,386)
Ending balance	810,398	382,931	178,975
Less: Commissions receivable - current	188,128	101,078	65,410
Commissions receivable - non-current	$622,270	$281,853	$113,565
The commissions receivable balance as of December 31, 2020 and 2019, primarily relates to Medicare Advantage Plans sold during the fourth quarters of 2020 and 2019 with effective dates in 2021 and 2020, respectively.

GoHealth, Inc.	2020 Form 10-K	86

Property, Equipment and Capitalized Software, Net
Property, equipment, and capitalized software, net, consist of the following:

	Successor	Successor
(in thousands)	Dec. 31, 2020	Dec. 31, 2019
Computer equipment	$9,297	$3,163
Leasehold improvements	2,515	1,046
Office equipment and furniture	1,140	689
Property and equipment	12,952	4,898
Capitalized software	9,417	1,962
Less: Accumulated depreciation and amortization	(5,016)	(521)
Property, equipment and capitalized software, net	$17,353	$6,339
Depreciation expense related to property and equipment for the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period and the twelve months ended December 31, 2018, was $2.9 million, $0.4 million, $1.3 million and $1.5 million, respectively.
Amortization expense related to capitalized software was $1.6 million, $0.1 million, $3.0 million and $4.6 million for the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period and the twelve months ended December 31, 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	Successor	Successor
(in thousands)	Dec. 31, 2020	Dec. 31, 2019
Bonuses and commissions	$13,284	$12,292
Payroll	6,326	2,685
Marketing costs	2,132	2,384
Interest expense	—	2,167
Other accrued expenses	5,184	3,040
Accrued liabilities	$26,926	$22,568
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
Fair Value Measurements
The fair value of the acquired developed technology and trade names were estimated as of the date of the Centerbridge Acquisition. The fair value of the acquired developed technology was estimated using the multi-period excess earnings model. This method discounts the amount of excess cash flows generated by the asset. The fair value of the acquired trade names was estimated using the relief from-royalty method which required that GHH, LLC estimate hypothetical royalty payments that would be required over the economic life of the asset as if it were to be licensed instead of purchased. These payments were then discounted to their present value. Both developed technology and trade names represent a Level 3 measurement within the fair value hierarchy.

GoHealth, Inc.	2020 Form 10-K	87

The fair value of the acquired customer relationships was estimated as of the date of the Centerbridge Acquisition. Such fair value was estimated using the distributor method under the income approach, which included Level 3 inputs such as revenue, attrition, margin and contributory asset charges.
The fair value of the contingent consideration liability was measured using a Monte Carlo simulation and is discounted using a rate that appropriately captures the risk associated with the obligation. As discussed in Note 2, “Acquisitions,” in connection with the IPO, a significant shareholder assumed the liability associated with the 2020 Earnout. The Company recorded the settlement of the $62.4 million liability as an increase to additional paid-in capital. The following table sets forth the changes to the fair value of the contingent consideration for the twelve months ended December 31, 2020.

Successor
(in thousands)	Twelve months ended Dec. 31, 2020
Balance at Dec. 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700
Settlement of 2020 earnout	(62,400)
Balance at Dec. 31, 2020	$—
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
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the Successor 2019 Period, the Company allocated $380.3 million and $6.2 million of the goodwill recognized in connection with the Acquisition to its Medicare—Internal segment and Medicare—External segment, respectively, based on an estimate of the relative fair value of each reportable segment.
The Company tests goodwill for impairment at the reporting unit level annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned when initially recorded. The Company has four reporting units, which are the same as its four operating segments.
For its annual goodwill impairment test, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test as of November 30, 2020. The Company reviewed goodwill for impairment by comparing the fair value of the Medicare—Internal and Medicare—External reporting units to their carrying value, including goodwill. In estimating the fair value of the Medicare—Internal reporting unit, the Company relied on a combination of the income approach and the market approach utilizing the guideline public company method. In estimating the fair value of the Medicare—External reporting unit, the Company utilized the income approach based on an analysis of expected future discounted cash flows.
Based on the results of the goodwill impairment test, the Company determined the fair value of both the Medicare—Internal and Medicare—External reporting units exceeded their carrying value. As such, the Company concluded that goodwill was not impaired as of November 30, 2020.
The Company evaluated whether any events have occurred, or any circumstances have changed since November 30, 2020, that would indicate goodwill may have become impaired since the Company’s annual impairment test. Based on the Company’s evaluation as of December 31, 2020, the Company determined that no indicators of impairment have arisen since the annual goodwill impairment test. There was also no impairment of goodwill for the Successor 2019 Period.

GoHealth, Inc.	2020 Form 10-K	88

Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Successor
	Dec. 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$92,114	$403,886
Customer relationships	232,000	30,160	201,840
Total intangible assets subject to amortization	$728,000	$122,274	$605,726
Indefinite-lived trade names			83,000
Total intangible assets			$688,726

	Successor
	Dec. 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$21,257	$474,743
Customer relationships	232,000	6,960	225,040
Total intangible assets subject to amortization	$728,000	$28,217	$699,783
Indefinite-lived trade names			83,000
Total intangible assets			$782,783
There was no impairment of intangible assets for the periods presented.
As of December 31, 2020, expected annual amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
2021	$70,857	$23,200	$94,057
2022	70,857	23,200	94,057
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
Thereafter	49,601	85,840	135,441
Total	$403,886	$201,840	$605,726
As of December 31, 2020, the weighted-average remaining amortization period for amortizable intangible assets was 5.8 years for developed technology and 8.8 years for customer relationships.
6. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	Successor	Successor
(in thousands)	Dec. 31, 2020	Dec. 31, 2019
Credit facility	$412,373	$299,250
Less: Unamortized debt discount and issuance costs	(11,803)	(8,017)
Total debt	400,570	291,233
Less: Current portion of long-term debt	(4,170)	(3,000)
Total long-term-debt	$396,400	$288,233

GoHealth, Inc.	2020 Form 10-K	89

Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
2021	$4,170
2022	4,170
2023	4,170
2024	4,170
2025	395,693
Total	$412,373
Successor
General
On September 13, 2019, in connection with the Acquisition, Norvax, or the Borrower, entered into a first lien credit agreement (the “Credit Agreement”) which provides for the following:
•$300.0 million aggregate principal amount senior secured term loan facility, or the “Term Loan Facility”; and
•$30.0 million aggregate principal amount senior secured revolving credit facility, or the “Revolving Credit Facility".
On March 20, 2020, the Company entered into an amendment to the Credit Agreement, which provided $117.0 million of incremental term loans (the “Incremental Term Loan Facility”). On March 23, 2020, the Company issued 6,667 of GHH, LLC Class B common units to a lender that is party to the Company’s Credit Agreement for $10.0 million in proceeds.
On May 7, 2020, the Company entered into a second amendment to the Credit Agreement, which provided $20.0 million of incremental revolving credit (the “Incremental Revolving Credit Facility”).
On June 11, 2020, the Company entered into a third amendment to the Credit Agreement, which provided $8.0 million of incremental revolving credit (the “Incremental No. 3 Revolving Credit Facility”).
The Company collectively refers to the Term Loan Facility, the Revolving Credit Facility, the Incremental Term Loan Facility, the Incremental Revolving Credit Facility, and the Incremental No. 3 Revolving Credit Facility as the “Credit Facilities”.
The Company incurred $9.3 million, $6.0 million, $0.2 million and $0.1 million of debt issuance costs associated with the Term Loan Facility, the Incremental Term Loan Facility, the Incremental Revolving Credit Facility and the Incremental No. 3 Revolving Credit Facility, respectively, which are being amortized over the life of the debt to interest expense using the effective interest method.
As of December 31, 2020, the Company had a principal amount of $296.3 million and $116.1 million outstanding on the Term Loan Facility and Incremental Term Loan Facility, respectively. The effective interest rate was 7.5% and 8.4% at December 31, 2020 and December 31, 2019, respectively. The Company had no amounts outstanding on the Revolving Credit Facility, Incremental Revolving Credit Facility, or Incremental No. 3 Revolving Credit Facility, which had a remaining capacity of $58.0 million in the aggregate as of December 31, 2020.
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
Mandatory Prepayments
The Credit Agreement requires that the Borrower, following the end of each fiscal year, commencing with the fiscal year ended December 31, 2020, repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net

GoHealth, Inc.	2020 Form 10-K	90

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
The Credit Agreement requires 100% of the net proceeds from the issuance or incurrence of certain indebtedness to be applied to prepay the term loans under the Term Loan Facility and the Incremental Term Loan Facility, except to the extent the indebtedness constitutes refinancing indebtedness. For the twelve months ended December 31, 2020, the Company did not incur any mandatory prepayments.
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
Covenants and Other Matters
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of December 31, 2020.
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

GoHealth, Inc.	2020 Form 10-K	91

at Norvax’s discretion, Prime minus 50 basis points or LIBOR plus 250 basis points. The Predecessor Credit Facility was collateralized by substantially all of the assets of Norvax and was subject to certain financial covenants.
7. STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY
Successor
In connection with the Company’s IPO in July 2020, the Company’s Board of Directors approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,100,000 shares of Class A common stock, 690,000 shares of Class B common stock and 20,000 shares of preferred stock, each having a par value of $0.0001 per share. The number of shares of Class B common stock authorized is reduced for redemptions and forfeitures as they occur.
The Company’s amended and restated certificate of incorporation and the GoHealth Holdings, LLC Agreement require that the Company and GoHealth Holdings, LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, except as otherwise determined by the Company. Additionally, the Company’s amended and restated certificate of incorporation and the GoHealth Holdings, LLC Agreement require that the Company and GoHealth Holdings, LLC at all times maintain a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and their respective permitted transferees and the number of LLC Interests owned by the Continuing Equity Owners and their respective permitted transferees, except as otherwise determined by the Company. Only the Continuing Equity Owners and the permitted transferees of Class B common stock are permitted to hold shares of Class B common stock. Shares of Class B common stock are transferable for shares of Class A common stock only together with an equal number of LLC Interests.
Holders of shares of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Each share of Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally. Holders of shares of Class B common stock will vote together with holders of the Company’s Class A common stock as a single class on all matters presented to the Company’s stockholders for their vote or approval, except for certain amendments to the Company’s amended and restated certificate of incorporation or as otherwise required by applicable law or the amended and restated certificate of incorporation. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Under the terms of the Company’s amended and restated certificate of incorporation, the Company’s board of directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require GoHealth Holdings, LLC to redeem all or a portion of their LLC Interests in exchange for, at the Company’s election (determined by at least two of the Company’s independent directors who are disinterested), newly-issued shares of Class A common stock on a one-for-one basis, or to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of the Company’s Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the GoHealth Holdings, LLC Agreement.
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
Predecessor
The Norvax operating agreement (“Norvax Operating Agreement”) provided for classes of units, allocation of profits and losses, distribution rights, and other member rights. The Norvax Operating Agreement allowed for equity units (Class A units and Class B units) and profits interests units (Class C units). Class A and Class B units had voting rights. Except for board of manager composition, any action taken by the Class A and Class B members required a majority of members holding the outstanding Class A and Class B units, voting together as a single class. Class C units were nonvoting and represented profit interests’ units and entailed no initial capital contribution. Members were limited in their liability to their capital contributions. Immediately prior to the Acquisition described in Note 2, “Acquisitions,” all Class B units converted to Class A units.
Distribution Rights
Class A and Class B unit holders were entitled to distributions on a pro-rata basis, as approved by the board of managers. To the extent that Norvax had available cash, it distributed to each Class A and Class B unit holder a tax distribution in an amount equal

GoHealth, Inc.	2020 Form 10-K	92

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
Anti-dilution Rights
Class B units contained an anti-dilution feature that required an adjustment to the conversion ratio in the event of subsequent issuances of securities by Norvax at a price below the conversion price in effect immediately prior to each such issuance. The Class B conversion ratio could be adjusted in the event that grants of options or changes in option prices or conversion rates on convertible securities resulted in prices below the conversion price in effect immediately prior to each such grant or change.
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
Immediately prior to the Acquisition described in Note 2, “Acquisitions,” Norvax adjusted NEP’s Redeemable Class B units to their full redemption amounts and were then converted to Class A units.

GoHealth, Inc.	2020 Form 10-K	93

8. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Marketing and advertising	$24,890	$53	$1,674	$—
Customer care and enrollment	12,599	20	—	—
Technology	33,085	66	27,059	—
General and administrative	145,655	309	58,327	—
Total share-based compensation expense	$216,229	$448	$87,060	$—
Successor
Profit Units
Effective September 13, 2019 and in conjunction with the Acquisition, the Company authorized the grants of non-voting Profit Units. The Profit Units were issued by Blizzard Management Feeder, LLC (“Feeder”), to employees on behalf of the Company. One-third of the Profit Units granted to each employee will vest in 5 equal installments on the first through fifth anniversaries of the date of grant, so long as the employee remains employed by the Company through the applicable vesting date (“Time-Vesting Units”). Two-thirds of the Profit Units granted to each individual were to vest upon a liquidity event based on certain predetermined criteria (“Performance-Vesting Units”). Following the completion of the Transactions, each of the members of Feeder directly holds common units of Feeder that correspond to the LLC Interests (and associated shares of Class B common stock on a one-for-one basis) directly held by Feeder for each such member’s benefit.
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
In June 2020, the Company modified the terms of the Performance-Vesting Units such that the performance targets were measured against the public offering price of the IPO, which resulted in a modification and remeasurement of the Performance-Vesting Units. The completion of the IPO in July 2020 satisfied the implied performance condition and triggered an accelerated vesting of all Performance-Vesting Units, which are now issued and outstanding as of the IPO. The Company recorded the related share-based compensation expense of $209.3 million in the third quarter of 2020 with a corresponding increase to non-controlling interest.

GoHealth, Inc.	2020 Form 10-K	94

A summary of the Profit Units issued is as follows:

(in thousands except per share amounts)	Time-Vesting Units	Weighted Average Grant Date Fair Value	Performance-Vesting Units	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2019	6,667	$1.39	13,833	$1.39
Granted	944	2.33	520	2.33
Vested	(1,333)	1.39	(14,353)	14.58
Forfeited	(13)	1.39	—	—
Unvested units at Dec. 31, 2020	6,265	$1.53	—	$—
The fair value of the Profit Units is determined using a Monte Carlo simulation and the following assumptions:

	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019
Risk free interest rate	1.40%	1.73%
Expected volatility	76.0%	50.0%
Expected life (years)	4.60	5.00
Expected dividend yield	0.0%	0.0%
The expected life was based on estimates of the likely timing of a liquidity event. Volatility was determined based on an analysis of publicly traded peers.
As of December 31, 2020, there was $8.8 million of unamortized share-based compensation expense related to Time-Vesting Units and these costs are expected to be recognized over a remaining weighted average period of 3.9 years.
2020 Incentive Award Plan
On July 7, 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020, under which 6,465 shares of the Company’s Class A common stock are initially reserved for issuance. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (A) 5% of the shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by the Company’s board of directors. In February 2021, the Company’s board of directors approved the increase of 4,210 shares to the 2020 Incentive Award Plan.
Restricted Stock Units
In connection with the IPO and pursuant to the 2020 Incentive Award Plan, the Company granted to its employees and non-employee directors 304 shares of Class A common stock issuable pursuant to RSUs. The Company measures expense for RSUs based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of RSUs as compensation expense on a straight-line basis over the requisite service period of each award, which is generally four years.
A summary of the RSUs issued is as follows:

(in thousands except per share amounts)	RSUs	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2019	—	$—
Granted	304	21.00
Vested	(13)	21.00
Forfeited	(3)	21.00
Unvested units at Dec. 31, 2020	288	$21.00
Stock Options
In connection with the IPO and pursuant to the 2020 Incentive Award Plan, the Company granted to its employees 2,432 shares of Class A common stock issuable pursuant to stock options. The Company measures expense for stock options based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of stock options as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three to four years.

GoHealth, Inc.	2020 Form 10-K	95

A summary of the stock options issued to employees is as follows:

(in thousands except per share amounts)	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at Dec. 31, 2019	—	$—	0.0	$—
Granted	2,432	10.88
Exercised	—	—
Forfeited	(125)	10.84
Outstanding at Dec. 31, 2020	2,307	$10.88	9.5	$—
Exercisable at Dec. 31, 2020	—	$—	0.0	$—
(1)The aggregate intrinsic value is calculated as the product between the Company’s closing stock price as of December 31, 2020 and the exercise price of in-the-money options, multiplied by the number of stock options outstanding as of December 31, 2020. At December 31, 2020, the aggregate intrinsic value of the outstanding stock options was zero.
The fair value of stock options with a requisite service period of three to four years is determined using the Black-Scholes option pricing model using the following ranges of assumptions:

	Twelve months ended Dec. 31, 2020
Risk free interest rate	0.39%	—	0.42%
Expected volatility	51.6%	—	52.5%
Expected life (years)	6.00	—	6.25
Expected dividend yield	0.0%	—	0.0%
As of December 31, 2020, there was $26.7 million of unamortized share-based compensation expense related to RSUs and stock options and these costs are expected to be recognized over a remaining weighted average period of 2.9 years.
On July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the same date, under which 808 shares of the Company’s Class A common stock will be initially reserved for issuance. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s board of directors. In February 2021, the Company’s board of directors approved the increase of 842 shares to the ESPP.
Predecessor
Class C Incentive Plan
Norvax had a Class C Incentive Plan (the “Class C Plan”), which Norvax accounted for as a liability award. Class C units granted under the plan represented profit interests’ units and entailed no initial capital contribution. Class C units had no voting rights.
On September 13, 2019, GoHealth Holdings, LLC acquired a 100% interest in Norvax. Per the Class C Plan, all eligible unvested units became vested and the Company recorded $73.9 million of compensation expense in the Predecessor 2019 Period.
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
On September 13, 2019, GHH, LLC acquired a 100% interest in Norvax. Per the Incentive Share Plan, a change in control triggering event occurred and employees granted incentive shares under this plan became eligible for cash payments and as a result, the Company recorded $13.1 million in incentive share expense in the Predecessor 2019 Period.

GoHealth, Inc.	2020 Form 10-K	96

9. NET LOSS PER SHARE
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
Prior to the IPO, the GHH, LLC membership structure included Preferred units, Senior Preferred Earnout Units, Class A common units, Class B common units and Profit Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 17, 2020. The basic and diluted earnings per share represent only the period from July 17, 2020 to December 31, 2020.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

Successor
(in thousands, except per share amounts)	Twelve months ended Dec. 31, 2020
Numerator:
Net loss	$(97,200)
Less: Net loss attributable to GoHealth, Inc. prior to the IPO	(25,465)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(52,933)
Net loss attributable to GoHealth, Inc.	(18,802)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	84,189
Effect of dilutive securities	—
Weighted-average shares of Class A common stock outstanding—diluted	84,189
Net loss per share of Class A common stock—basic and diluted	$(0.22)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

Successor
(in thousands)	Twelve months ended Dec. 31, 2020
Stock options and RSUs	2,665
Class B common stock	236,997
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect, shares of Class B common stock were determined to be anti-dilutive and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.
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
10. INCOME TAXES
The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from GHH, LLC based upon the Company’s economic interest in GHH, LLC. The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes, and the subsidiaries of GHH, LLC are limited liability companies for income tax purposes except for a subsidiary and its foreign subsidiary, which are taxed as a corporation and foreign disregarded entity, respectively. As such, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the

GoHealth, Inc.	2020 Form 10-K	97

individual members. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the Consolidated Financial Statements. For periods prior to the IPO, the Company’s taxes represent those of GHH, LLC.
The components of income (loss) before income taxes are as follows:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Domestic	$(98,297)	$15,514	$(57,227)	$28,166
Foreign	1,140	525	98	(6)
Income (loss) before income taxes	$(97,157)	$16,039	$(57,129)	$28,160
The components of income tax expense (benefit) are as follows:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Current income taxes:
Federal	$(89)	$(3)	$—	$38
State and local	231	(1)	57	12
Foreign	91	110	21	—
Total current income taxes	233	106	78	50
Deferred income taxes:
Federal	(106)	(75)	(114)	(3)
State and local	(84)	13	(30)	(1)
Foreign	—	—	—	—
Total deferred income taxes	(190)	(62)	(144)	(4)
Income tax expense (benefit)	$43	$44	$(66)	$46
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Successor		Predecessor
	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of the federal benefit	0.4%	0.1%	0.0%	0.0%
Loss attributable to non-controlling interest	(11.4)%	0.0%	0.0%	0.0%
Non-deductible expenses	(5.5)%	0.0%	0.0%	0.0%
Change in valuation allowance	(3.7)%	0.0%	0.0%	0.0%
Flow-through structure	0.0%	(20.8)%	(21.0)%	(20.9)%
Other	(0.8)%	0.0%	0.0%	0.0%
Effective tax rate	0.0%	0.3%	0.0%	0.1%
The Company’s effective tax rate for the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period, and the twelve months ended December 31, 2018 were 0.0%, 0.3%, 0.0%, and 0.1%, respectively. For periods prior to the Transactions and IPO, the effective tax rate was impacted by the flow-through entity structure in which certain partnerships and limited liability companies were not generally subject to income taxes. For the twelve months ended December 31, 2020, the effective tax rate was impacted by the loss attributable to non-controlling interest, non-deductible expenses and change in valuation allowance.

GoHealth, Inc.	2020 Form 10-K	98

Deferred Taxes
The components of deferred tax assets and liabilities are as follows:

	Successor	Successor
(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Basis in partnership investment	$94,910	$—
Net operating losses	15,555	—
Disallowed business interest	1,058	—
Foreign tax credits	305	129
Accrued liabilities	224	—
Other	15	—
Total gross deferred tax assets	112,067	129
Valuation allowance	(111,843)	—
Total deferred tax assets, net of valuation allowance	224	129
Deferred tax liabilities:
Fixed assets	(9)	(37)
Other	—	(67)
Total gross deferred tax liabilities	(9)	(104)
Net deferred tax assets	$215	$25
As a result of the Transactions and the IPO, the Company acquired LLC Interests and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in GHH, LLC.
The Company records valuation allowances against its deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. Based on the lack of sufficient sources of taxable income, the Company has concluded that materially all of its deferred tax assets will not be realized and has recorded a valuation allowance of $111.8 million as of December 31, 2020.
As of December 31, 2020, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $65.6 million and $1.8 million, respectively. As of December 31, 2019, the Company had no gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards. The U.S. federal net operating losses can be carried forward indefinitely as they were generated after 2017. Certain state tax net operating loss carryforwards will begin to expire in 2025. As of December 31, 2020 and 2019, the Company had U.S. federal credits and incentives of $0.3 million and $0.1 million, respectively.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 31, 2020 and 2019. GoHealth, Inc. was formed in March of 2020 and did not engage in any operations prior to the Transactions and the IPO. GoHealth, Inc. will file its first tax returns for the tax year 2020 in 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although GHH, LLC is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by taxing authorities for U.S. federal and state income tax purposes. The statute of limitations has expired for tax years through 2016.
CARES Act
On March 27, 2020, the President signed the CARES Act to provide emergency relief related to the COVID-19 pandemic. The CARES Act contains federal income tax provisions which, among other things; (i) increases the amount of interest expense that businesses are allowed to deduct by increasing the adjusted taxable income limitation from 30% to 50% for tax years that begin in 2019 and 2020; (ii) permits businesses to carry back to each of the five tax years net operating losses arising from tax years beginning after December 31, 2017 and before January 1, 2021; and (iii) temporarily removes the 80% limitation on net operating losses until tax years beginning after 2020. The CARES Act provisions currently do not have a material impact on the Company’s financial statements.

GoHealth, Inc.	2020 Form 10-K	99

Tax Receivable Agreement
Pursuant to the Company’s election under Section 754 of the Internal Revenue Code (the “Code”), the Company expects to obtain an increase in its share of the tax basis in the net assets of GHH, LLC when LLC Interests are redeemed or exchanged by the Continuing Equity Owners. The Company intends to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interests by the Continuing Equity Owners as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
In connection with the IPO, the Company entered into the Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) the Company’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) increases in tax basis resulting from (a) the Company’s purchase of LLC Interests directly from GHH, LLC and the partial redemption of LLC Interests by GHH, LLC, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by GHH, LLC; and (3) certain additional tax benefits arising from payments made under the Tax Receivable Agreement. The Company may benefit from the remaining 15% of any tax benefits that the Company actually realizes.
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2020, the Company has determined there is no resulting liability related to the Tax Receivable Agreement arising from the Transactions and IPO. Should the Company determine that the Tax Receivable Agreement liability be considered probable at a future date based on new information, any changes will be recorded within income tax expense (benefit) at that time.
11. REVENUE
Revenue Recognition for Variable Consideration
The Company’s variable consideration includes the total estimated lifetime value (“LTV”) it expects to receive for selling an insurance product after the carrier approves an application. The consideration is variable based on the amount of time it estimates a policy will remain in force, which is based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As a result of this analysis, for the year ended December 31, 2020, the Company recorded a negative revenue adjustment of $2.0 million relating to performance obligations satisfied in prior periods. For the years ended December 31, 2019 and 2018, there was no revenue recognized relating to performance obligations satisfied in prior periods.

GoHealth, Inc.	2020 Form 10-K	100

Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Commission revenue:
Medicare:
Medicare Advantage	$630,260	$217,763	$119,828	$84,218
Medicare Supplement	7,023	5,407	9,354	9,610
Prescription Drug Plans	3,579	2,942	1,486	2,396
Total Medicare	640,862	226,112	130,668	96,224
Individual and Family Plan:
Fixed Indemnity	15,966	12,080	35,320	33,861
Short-term	5,710	2,272	2,906	2,895
Major Medical	3,089	1,057	412	2,763
Total Individual and Family Plan	24,765	15,409	38,638	39,519
Ancillary	4,728	1,428	5,483	7,511
Small Group	785	398	1,045	1,124
Total commission revenue	671,140	243,347	175,834	144,378
Enterprise revenue:
Partner Marketing and Enrollment Services	164,754	41,674	14,796	9,913
Direct Partner Campaigns	31,897	17,678	18,251	33,331
Other	9,559	5,792	22,129	38,583
Total enterprise revenue	206,210	65,144	55,176	81,827
Net revenues	$877,350	$308,491	$231,010	$226,205
Contract Assets and Liabilities
The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. There are no other contract liabilities or contract assets recorded by the Company.
For the twelve months ended December 31, 2020, the Company recognized $14.7 million of revenue that was deferred as of December 31, 2019.
12. COMMITMENTS AND CONTINGENCIES
Leases
As of December 31, 2020, the Company had $0.8 million of assets acquired under capital leases, for which the net book value was $0.4 million. The Company has capital lease arrangements to obtain computer equipment and furniture for the Company’s operations.
The Company entered into various non-cancelable operating lease agreements for certain of the Company’s offices and data centers with lease periods expiring in 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis. The Company recognized rent expense of $6.7 million, $2.0 million, $3.1 million and $2.8 million for the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period, and the twelve months ended December 31, 2018, respectively.

GoHealth, Inc.	2020 Form 10-K	101

Future minimum lease payments required under non-cancelable capital and operating leases as of December 31, 2020 are as follows:

(in thousands)	Capital Leases	Operating Leases
2021	$335	$6,531
2022	105	8,993
2023	—	11,529
2024	—	10,812
2025	—	9,914
Thereafter	—	38,809
Total minimum lease payments	$440	$86,588
Less: amounts representing interest and taxes	(19)
Less: current portion of the present value of minimum lease payments	(318)
Non-current liabilities, net of current portion	$103
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging violations of the Securities Act of 1933. On December 10, 2020 the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action In re GoHealth, Inc. Securities Litigation. Lead plaintiffs filed a consolidated complaint on February 25, 2021. Defendants must file responsive pleadings by April 26, 2021. The Company disputes each and every of plaintiffs’ claims and intends to defend the matter vigorously, including by moving to dismiss the forthcoming consolidated complaint.
13. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the twelve months ended December 31, 2020, the Successor 2019 Period, the Predecessor 2019 Period and the twelve months ended December 31, 2018, the Company made aggregate lease payments of $1.4 million, $0.3 million, $0.8 million, and $1.0 million, respectively, under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the twelve months ended December 31, 2020, the Company recorded expense of $1.4 million under this lease.
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete, the “commencement date,” and is not deemed to be the owner during the construction period. This lease agreement expires ten years after the commencement date. The Company did not make any lease payments during the twelve months ended December 31, 2020 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.
During the twelve months ended December 31, 2020, the Company provided a short-term advancement to NVX Holdings, Inc., which is controlled by significant shareholders, for which the Company recorded a receivable of $3.4 million.
During 2020, the Company made a one-time tax distribution totaling $0.4 million to several current and former employees, including certain executive officers, related to taxable income allocated to such persons for 2019 relating to the Centerbridge transaction.

GoHealth, Inc.	2020 Form 10-K	102

14. OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS
Operating Segments
The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”) regularly reviews operating results, allocates resources and makes decisions regarding business operations. The performance measures of the segments include total revenue and profit (loss). For segment reporting purposes in accordance with ASC 280-10, Segment Reporting, the Company’s business structure is comprised of four operating and reportable segments:
Medicare Internal and External: The Medicare internal and external segments consist primarily of revenues earned from sales of Medicare Advantage, Medicare Supplement, Prescription Drug Plans, and Medicare Special Needs Plans (or “SNPs”), for multiple carriers.
Individual and Family Plan and Other (“IFP and Other”) Internal and External: The IFP and Other internal and external segments consist primarily of revenues earned from sales of individual and family plans, dental plans, vision plans and other ancillary plans to individuals that are not Medicare-eligible.
The Internal and External segments relative to both Medicare and IFP are defined as follows:
Internal: The two internal segments primarily consist of sales of products and plans by Company-employed agents offering qualified prospects plans from multiple carriers, Company-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents (do-it-yourself or “DIY”). The Company earns revenue in this channel through commissions paid by carriers based on sales the Company generates, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners.
External: The two external segments represent sales of products and plans under the Company’s carrier contracts using an independent, national network of agents who are not employed by Company. These agents utilize the Company’s technology and platform to enroll consumers in health insurance plans and provide a means to earn a return on leads that otherwise may have not been addressed. The Company also sells insurance prospects (or “leads”) to agencies within this channel. The Company earns revenue in this channel through commissions paid by carriers as a result of policy sales, as well as sales of leads to external agencies.

GoHealth, Inc.	2020 Form 10-K	103

The following table presents summary results of the Company’s operating segments for the periods indicated:

	Successor		Predecessor
(in thousands)	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Revenues:
Medicare:
Internal channel	$667,293	$215,322	$102,196	$53,365
External channel	155,660	59,152	55,981	58,834
Total Medicare	822,953	274,474	158,177	112,199
IFP and Other:
Internal channel	32,271	20,850	37,909	63,009
External channel	22,126	13,167	34,924	50,997
Total IFP and Other	54,397	34,017	72,833	114,006
Net revenues	877,350	308,491	231,010	226,205
Segment profit:
Medicare:
Internal channel	296,865	126,210	40,024	24,183
External channel	5,944	10,584	4,893	9,034
Total Medicare	302,809	136,794	44,917	33,217
IFP and Other:
Internal channel	4,269	1,650	2,195	9,707
External channel	1,910	584	1,748	2,848
Total IFP and Other	6,179	2,234	3,943	12,555
Segment profit	308,988	139,027	48,860	45,772
Corporate expense (1)	259,778	9,767	103,469	17,009
Change in fair value of contingent consideration liability	19,700	70,700	—	—
Amortization of intangible assets	94,056	28,217	—	—
Acquisition related transaction costs	—	6,245	2,267	—
Interest expense	32,969	8,076	140	224
Other (income) expense	(358)	(17)	114	379
Income (loss) before income taxes	$(97,157)	$16,039	$(57,129)	$28,160
(1)The twelve months ended December 31, 2020 includes $6.9 million of share-based compensation expense related to Time-Vesting Units, stock options and restricted stock units, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO. The Predecessor 2019 Period includes the Class C share-based compensation and incentive share plan expense recorded in connection with the Acquisition which totaled $87.1 million.
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Successor		Predecessor
	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019	Twelve months ended Dec. 31, 2018
Humana	40%	46%	31%	25%
Anthem	29%	22%	18%	8%
United	13%	4%	10%	8%

GoHealth, Inc.	2020 Form 10-K	104

15. SUBSEQUENT EVENTS
In connection with the IPO, the Company, its officers and directors and substantially all of its stockholders, entered into lock-up agreements as described in the Company’s final prospectus for its IPO filed with the SEC on July 16, 2020. Upon expiration of the 180 day lock-up period on January 10, 2021 and through March 9, 2021, the Company’s Class B shareholders have redeemed 14,240 shares of Class B common stock for shares of Class A common stock on a one-for-one basis.

GoHealth, Inc.	2020 Form 10-K	105

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

GoHealth, Inc.	2020 Form 10-K	106

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
We have adopted a written Code of Business Conduct and Ethics (the “Code”) which applies to all of our directors, officers and other employees, including our principal executive officer and principal financial officer. A copy of the Code is available on our corporate website, www.gohealth.com, under “Investor Relations—Governance—Documents & Charters.” In addition, we intend to post on our website all disclosures that are required by law or The Nasdaq Stock Market LLC concerning any amendements to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website does not constitute a part of this Annual Report on Form 10-K.
Executive Officers and Directors
The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable), which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2020.

GoHealth, Inc.	2020 Form 10-K	107

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Information in response to this Item is included in Item 8 of Part II of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or because the required information is included in Item 8 of Part II of this Annual Report on Form 10-K.
3.Exhibits
The following documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

4.2	Description of Registrant’s Securities					*
10.1	Incremental Facility Agreement and Technical Amendment No. 2 to Credit Agreement, dated as of May 7, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	S-1	333-239287	10.5	6/19/2020
10.2	Incremental Facility Agreement and Technical Amendment No. 3 to Credit Agreement, dated as of June 11, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	8/20/2020
10.3#	GoHealth, Inc. 2020 Incentive Award Plan.	S-1/A	333-239287	10.6	7/8/2020
10.4#	GoHealth, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239287	10.7	7/8/2020
10.5#	Form of Indemnification and Advancement Agreement between GoHealth, Inc. and its directors and officers.	S-1	333-239287	10.9	6/19/2020
10.6#	GoHealth Holdings, LLC Profits Unit Plan.	S-1/A	333-239287	10.9	7/6/2020
10.7#	Form of Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.10	7/6/2020
10.8#	Form of Amendment No. 1 to Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.11	7/8/2020
10.9#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton P. Jones.	S-1/A	333-239287	10.13	7/8/2020
10.10#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Shane A. Cruz.	S-1/A	333-239287	10.14	7/8/2020
10.11#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and James A. Sharman.	S-1/A	333-239287	10.15	7/8/2020

GoHealth, Inc.	2020 Form 10-K	108

10.12#	GoHealth, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-239287	10.16	7/8/2020
10.13#	Form Director Profits Unit Agreement.	S-1/A	333-239287	10.17	7/8/2020
10.14#	Form Amendment No. 1 to Director Profits Unit Agreement.	S-1/A	333-239287	10.18	7/8/2020
10.15#	Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-1/A	333-239287	10.19	7/8/2020
10.16#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-239287	10.20	7/8/2020
10.17	Tax Receivable Agreement, dated July 15, 2020, by and among the GoHealth, Inc., GoHealth, LLC, CB Blizzard Co-Invest Holdings, L.P., CCP III AIV VII Holdings, L.P. and each of the Members from time to time party thereto.	8-K	001-39390	10.1	7/17/2020
10.18	Registration Rights Agreement, dated July 15, 2020, by and among GoHealth, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-39390	10.2	7/17/2020
10.19	Second Amended and Restated Limited Liability Company Agreement of GoHealth, LLC, dated July 15, 2020, by and among GoHealth, LLC and its Members.	8-K	001-39390	10.3	7/17/2020
10.20	Stockholders Agreement, dated July 15, 2020, by and among GoHealth, Inc. and the persons and entities listed on the schedules attached thereto.	8-K	001-39390	10.4	7/17/2020
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

GoHealth, Inc.	2020 Form 10-K	109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	March 16, 2021	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer (Principal Executive Officer)

Date:	March 16, 2021	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2021.

/s/ Clinton P. Jones	/s/ Travis J. Matthiesen
Clinton P. Jones Chief Executive Officer and Co-Chair of the Board of Directors (Principal Executive Officer)	Travis J. Matthiesen Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brandon M. Cruz	/s/ Rahm Emanuel
Brandon M. Cruz Co-Chair of the Board of Directors	Rahm Emanuel Director

/s/ Joseph G. Flanagan	/s/ Helene D. Gayle
Joseph G. Flanagan Director	Helene Gayle Director

/s/ Jeremy W. Gelber	/s/ Anita V. Pramoda
Jeremy W. Gelber Director	Anita Pramoda Director

/s/ Miriam A. Tawil	/s/ Alexander E. Timm
Miriam A. Tawil Director	Alexander E. Timm Director

GoHealth, Inc.	2020 Form 10-K	110