Form 10-Q
period 2021-03-31
GoHealth, Inc.
filed 2021-05-13
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2021, the registrant had 99,992,309 shares of Class A common stock, $0.0001 par value per share, outstanding and 221,143,663 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: the marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines; our business may be harmed if we lose our relationships with carriers or if our relationships with carriers change; our failure to grow our customer base or retain our existing customers; carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform; significant consolidation in the health insurance industry could adversely alter our relationships with carriers; information technology system failures could interrupt our operations; factors that impact our estimate of LTV (as defined below); our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents; changes and developments in the health insurance system and laws and regulations governing the health insurance markets; our ability to effectively advertise our products on a cost-effective basis or market the availability of our products through specific channels; the Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders, and other important factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.
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

GoHealth, Inc.	2021 Form 10-Q	1

•“Centerbridge Acquisition” or “Acquisition” refers to the acquisition, on September 13, 2019, by Centerbridge, indirectly through a subsidiary of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), an entity formed in contemplation of the acquisition, of a 100% interest in Norvax.
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
•“GoHealth Holdings, LLC Agreement” refers to GoHealth Holdings, LLC’s amended and restated limited liability company agreement, as further amended, which became effective substantially concurrently with or prior to the consummation of our IPO.
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
•“Transactions” refer to our IPO and certain organizational transactions that were effected in connection with our IPO, and the application of the net proceeds therefrom. See Note 1, “Description Of Business And Significant Accounting Policies,” to the Condensed Consolidated Financial Statements for a description of the Transactions.
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
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for share-based compensation expense, non-recurring legal fees, change in fair value of contingent consideration liability, and severance costs.
•“Adjusted EBITDA margin” refers to Adjusted EBITDA divided by net revenues.

GoHealth, Inc.	2021 Form 10-Q	2

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
•“LTV Per Approved Submission” refers to the Lifetime Value of Commissions per Approved Submission, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, divided by (ii) the number of commissionable Approved Submissions for such period.
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
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures include EBITDA; Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor its results of operations.
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

GoHealth, Inc.	2021 Form 10-Q	3

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Net revenues:
Commission	$173,981	$112,510
Enterprise	30,198	28,500
Net revenues	204,179	141,010
Operating expenses:
Cost of revenue	48,375	42,134
Marketing and advertising	54,484	26,073
Customer care and enrollment	47,094	23,978
Technology	9,617	4,593
General and administrative	19,693	10,491
Change in fair value of contingent consideration liability	—	4,400
Amortization of intangible assets	23,514	23,514
Total operating expenses	202,777	135,183
Income (loss) from operations	1,402	5,827
Interest expense	8,688	6,756
Other (income) expense, net	13	10
Income (loss) before income taxes	(7,299)	(939)
Income tax expense (benefit)	(31)	(2)
Net income (loss)	(7,268)	(937)
Net income (loss) attributable to non-controlling interests	(5,178)	—
Net income (loss) attributable to GoHealth, Inc.	$(2,090)	$(937)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(0.02)
Weighted-average shares of Class A common stock outstanding — basic and diluted	92,343
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Net income (loss)	$(7,268)	$(937)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(85)
Comprehensive income (loss)	(7,261)	(1,022)
Comprehensive income (loss) attributable to non-controlling interests	(5,173)	—
Comprehensive income (loss) attributable to GoHealth, Inc.	$(2,088)	$(1,022)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Mar. 31, 2021	Dec. 31, 2020
Assets
Current assets:
Cash and cash equivalents	$173,979	$144,234
Accounts receivable, net of allowance for doubtful accounts of $730 in 2021 and $787 in 2020	22,092	14,211
Receivable from NVX Holdings, Inc.	—	3,395
Commissions receivable - current	98,222	188,128
Prepaid expense and other current assets	26,496	41,854
Total current assets	320,789	391,822
Commissions receivable - non-current	702,668	622,270
Other long-term assets	2,170	2,072
Property, equipment, and capitalized software, net	20,984	17,353
Intangible assets, net	665,211	688,726
Goodwill	386,553	386,553
Total assets	$2,098,375	$2,108,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,993	$8,733
Accrued liabilities	26,143	26,926
Commissions payable - current	47,554	78,478
Deferred revenue	750	736
Current portion of long-term debt	4,170	4,170
Other current liabilities	9,037	8,328
Total current liabilities	99,647	127,371
Non-current liabilities:
Commissions payable - non-current	202,703	182,596
Long-term debt, net of current portion	395,982	396,400
Other non-current liabilities	3,037	3,274
Total non-current liabilities	601,722	582,270
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 98,518 and 84,196 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	10	8
Class B common stock – $0.0001 par value; 604,613 and 619,004 shares authorized; 222,606 and 236,997 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	22	24
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020.	—	—
Additional paid-in capital	465,936	399,169
Accumulated other comprehensive income (loss)	19	17
Accumulated deficit	(20,892)	(18,802)
Total stockholders’ equity attributable to GoHealth, Inc.	445,095	380,416
Non-controlling interests	951,911	1,018,739
Total stockholders’ equity	1,397,006	1,399,155
Total liabilities and stockholders’ equity	$2,098,375	$2,108,796
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands, unaudited)

	Three months ended Mar. 31, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Issuance of Class A common shares upon vesting of restricted stock units	12	—							—
Net loss						(2,090)		(5,178)	(7,268)
Share-based compensation expense					5,112				5,112
Foreign currency translation adjustment							2	5	7
Forfeitures of Time-Vesting Units			(81)						—
Redemption of LLC Interests	14,310	2	(14,310)	(2)	61,655			(61,655)	—
Balance at Mar. 31, 2021	98,518	$10	222,606	$22	$465,936	$(20,892)	$19	$951,911	$1,397,006

	Three months ended Mar. 31, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at Jan. 1, 2020	$860,144	—	$—	—	$—	$—	$—	$—	$—
Issuance of common units	10,000								—
Net loss	(937)								—
Share-based compensation expense	479								—
Foreign currency translation adjustment	(85)								—
Balance at Mar. 31, 2020	$869,602	—	$—	—	$—	$—	$—	$—	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Operating Activities
Net income (loss)	$(7,268)	$(937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	5,112	479
Depreciation and amortization	1,853	633
Amortization of intangible assets	23,514	23,514
Amortization of debt discount and issuance costs	684	394
Change in fair value of contingent consideration	—	4,400
Other non-cash items	(472)	(341)
Changes in assets and liabilities:
Accounts receivable	(1,661)	9,302
Commissions receivable	9,508	(5,859)
Prepaid expenses and other assets	9,227	9,007
Accounts payable	1,570	(864)
Accrued liabilities	(783)	(10,828)
Deferred revenue	13	(351)
Commissions payable	(10,818)	(5,441)
Other liabilities	723	479
Net cash provided by (used in) operating activities	31,202	23,587
Investing Activities
Purchases of property, equipment and software	(3,740)	(3,522)
Net cash provided by (used in) investing activities	(3,740)	(3,522)
Financing Activities
Proceeds received upon issuance of common units	—	10,000
Borrowings under term loans	—	117,000
Principal payments under term loans	(1,043)	(750)
Debt issuance cost payments	—	(6,011)
Principal payments under capital lease obligations	(76)	(72)
Cash received on advancement to NVX Holdings, Inc.	3,395	—
Net cash provided by (used in) financing activities	2,276	120,167
Effect of exchange rate changes on cash and cash equivalents	7	(85)
Increase (decrease) in cash and cash equivalents	29,745	140,147
Cash and cash equivalents at beginning of period	144,234	12,276
Cash and cash equivalents at end of period	$173,979	$152,423
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$1,690	$1,439
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	8

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
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

GoHealth, Inc.	2021 Form 10-Q	9

•the Company entered into (1) a stockholders’ agreement with Centerbridge and NVX Holdings, Inc., (2) a registration rights agreement with certain of the Continuing Equity Owners and (3) a tax receivable agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders.
In connection with the IPO, the Company became the sole managing member of GHH, LLC and controls the management of GHH, LLC. As a result, the Company consolidates GHH, LLC’s financial results in its Condensed Consolidated Financial Statements and reports a non-controlling interest for the economic interest in GHH, LLC held by the Continuing Equity Owners. Substantially concurrently with the consummation of the IPO, the existing limited liability company agreement of GHH, LLC was amended and restated to, among other things, recapitalize its capital structure by creating a single new class of units (the “common units”) and provide for a right of redemption of common units (subject in certain circumstances to time-based vesting requirements and certain other restrictions) in exchange for, at the Company’s election, cash or newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption, the Company will receive a corresponding number of common units, increasing the Company’s total ownership interest in GHH, LLC.
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
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax, LLC (“Norvax”). On May 6, 2020, Blizzard Parent, LLC changed its name to GoHealth Holdings, LLC. GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these Condensed Consolidated Financial Statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of GHH, LLC are carried out by Norvax. On August 15, 2019, GHH, LLC entered into a series of arrangements to acquire 100% of the equity interest in Norvax. On September 13, 2019, Blizzard Merger Sub LLC, a transitory merger company of Blizzard Midco, LLC, merged into Norvax, with Norvax continuing as the surviving limited liability company and GHH, LLC's operating entity (the “Acquisition”).
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, but do not include all information and footnote disclosures required under U.S. GAAP for annual financial statements. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation, including a reclassification of unbilled receivables that was previously reported within accounts receivables, net to prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. Refer to Note 9, “Revenue,” for information on unbilled receivables. These reclassifications had no impact on the Company’s financial position, results of operations, or cash flows.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. There have been no material changes to the Company’s significant accounting policies as discussed in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020.
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

GoHealth, Inc.	2021 Form 10-Q	10

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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
The Company qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act allows an emerging growth company to delay adoption of new or revised accounting standards applicable to public companies until such standards are applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. In the event that the Company no longer meets the requirements of being an emerging growth company, the effective adoption dates of such standards would be that of non-emerging growth companies.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. Per ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): effective Dates for Certain Entities, issued June 2020, the guidance in ASU 2016-2, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Per ASU 2019-10, issued November 2019, the guidance is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance simplifies the accounting for income taxes and is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact to its Condensed Consolidated Financial Statements and related disclosures.
2. FAIR VALUE MEASUREMENTS
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
Fair Value Measurements
In connection with the Acquisition, GHH, LLC agreed to pay additional contingent consideration if certain financial targets are achieved. The fair value of the contingent consideration liability was measured using a Monte Carlo simulation and is discounted using a rate that appropriately captures the risk associated with the obligation. In connection with the IPO, a significant shareholder assumed the outstanding contingent consideration liability and the Company recorded the settlement of the $62.4 million liability as an increase to additional paid-in capital.

GoHealth, Inc.	2021 Form 10-Q	11

The following table sets forth the changes to the fair value of the contingent consideration for the three months ended March 31, 2020.

(in thousands)
Balance at Dec. 31, 2019	$242,700
2020 earnout fair value adjustment	4,400
Balance at Mar. 31, 2020	$247,100
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
3. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During 2019, the Company allocated $380.3 million and $6.2 million of the goodwill recognized in connection with the Acquisition to its Medicare—Internal segment and Medicare—External segment, respectively, based on an estimate of the relative fair value of each reportable segment.
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
There was no impairment of goodwill for the three months ended March 31, 2021 and 2020.
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Mar. 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$109,829	$386,171
Customer relationships	232,000	35,960	196,040
Total intangible assets subject to amortization	$728,000	$145,789	$582,211
Indefinite-lived trade names			83,000
Total intangible assets			$665,211

	Dec. 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$92,114	$403,886
Customer relationships	232,000	30,160	201,840
Total intangible assets subject to amortization	$728,000	$122,274	$605,726
Indefinite-lived trade names			83,000
Total intangible assets			$688,726
There was no impairment of intangible assets for the three months ended March 31, 2021 and 2020.

GoHealth, Inc.	2021 Form 10-Q	12

As of March 31, 2021, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2021	$53,142	$17,400	$70,542
2022	70,857	23,200	94,057
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
Thereafter	49,601	85,840	135,441
Total	$386,171	$196,040	$582,211
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Mar. 31, 2021	Dec. 31, 2020
Credit Facilities	$411,330	$412,373
Less: Unamortized debt discount and issuance costs	(11,178)	(11,803)
Total debt	400,152	400,570
Less: Current portion of long-term debt	(4,170)	(4,170)
Total long-term-debt	$395,982	$396,400
On September 13, 2019, in connection with the Acquisition, Norvax (“the Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provides for a (i) $300.0 million aggregate principal amount senior secured term loan facility (the “Term Loan Facility”) and (ii) $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility").
During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”) and (ii) $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”).
The Company collectively refers to the Term Loan Facility, the Revolving Credit Facility, the Incremental Term Loan Facility, and the Incremental Revolving Credit Facilities as the “Credit Facilities”.
As of March 31, 2021, the Company had a principal amount of $295.5 million and $115.8 million outstanding on the Term Loan Facility and Incremental Term Loan Facility, respectively. The effective interest rate was 7.5% at both March 31, 2021 and December 31, 2020. The Company had no amounts outstanding on the Revolving Credit Facility and the Incremental Revolving Credit Facilities, which had a remaining capacity of $58.0 million in the aggregate as of March 31, 2021.
Borrowings under the Credit Facilities are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. In addition to paying interest on the principal amounts outstanding under the Credit Facilities, the Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facility and Incremental Revolving Credit Facilities.
The Term Loan Facility and Incremental Term Loan Facility are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facility and Incremental Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025. Outstanding borrowings under the Revolving Credit Facility and the Incremental Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of March 31, 2021.
On May 7, 2021, the Company entered into a fourth amendment to the Credit Agreement, which provided $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”). Outstanding borrowings will be due and payable on September 13, 2024. Interest, fees, prepayment terms, covenants and other matters are the same as those under the Credit Facilities.

GoHealth, Inc.	2021 Form 10-Q	13

5. STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2021 and as of December 31, 2020 was 71.2% and 73.8%, respectively.
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

GoHealth, Inc.	2021 Form 10-Q	14

6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

(in thousands)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Marketing and advertising	$337	$57
Customer care and enrollment	796	24
Technology	747	73
General and administrative	3,232	325
Total share-based compensation expense	$5,112	$479
Performance Stock Units (“PSUs”)
During the three months ended March 31, 2021, the Company granted to certain of its employees 489 shares of Class A common stock issuable pursuant to PSUs. The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant date fair value of the PSUs was $22.17. The Company recognizes the grant date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period. For the three months ended March 31, 2021, the Company recorded share-based compensation expense related to PSUs of $0.5 million.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
On July 7, 2020, the Company adopted the 2020 ESPP. The first offering period of the 2020 ESPP commenced on January 1, 2021, and will expire on June 30, 2021. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. As of March 31, 2021, the Company had not issued any shares through the ESPP and recorded share-based compensation expense related to the 2020 ESPP of $0.1 million.
7. NET LOSS PER SHARE
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

GoHealth, Inc.	2021 Form 10-Q	15

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

(in thousands, except per share amounts)	Three months ended Mar. 31, 2021
Numerator:
Net loss	$(7,268)
Less: Net loss attributable to non-controlling interests	(5,178)
Net loss attributable to GoHealth, Inc.	(2,090)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	92,343
Effect of dilutive securities	—
Weighted-average shares of Class A common stock outstanding—diluted	92,343
Net loss per share of Class A common stock—basic and diluted	$(0.02)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

(in thousands)	Three months ended Mar. 31, 2021
Class A common stock issuable pursuant to equity awards	6,539
Class B common stock	222,606
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
8. INCOME TAXES
The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from GHH, LLC based upon the Company’s economic interest in GHH, LLC. The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes, and the subsidiaries of GHH, LLC are limited liability companies for income tax purposes except for a subsidiary and its foreign subsidiary, which are taxed as a corporation and foreign disregarded entity, respectively. As such, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the Condensed Consolidated Financial Statements. For periods prior to the IPO, the Company’s taxes represent those of GHH, LLC.
The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0.42% and 0.21%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement (“TRA”)
In connection with the IPO, the Company entered into a TRA with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of March 31, 2021, the Company has determined there is no resulting liability related to the TRA arising from the Transactions and IPO. Should the Company determine that the TRA liability be considered probable at a future date based on new information, any changes will be recorded within income tax expense (benefit) at that time.

GoHealth, Inc.	2021 Form 10-Q	16

9. REVENUE
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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As a result of this analysis, for the three months ended March 31, 2021, the Company recorded a negative revenue adjustment of $2.2 million relating to performance obligations satisfied in prior periods. For the three months ended March 31, 2020, there was no revenue adjustment relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

(in thousands)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Commission revenue:
Medicare:
Medicare Advantage	$168,148	$99,291
Medicare Supplement	784	2,189
Prescription Drug Plans	553	571
Total Medicare	169,485	102,051
Individual and Family Plan:
Fixed Indemnity	2,781	6,779
Short-term	400	1,778
Major Medical	201	186
Total Individual and Family Plan	3,382	8,743
Ancillary	1,108	1,266
Small Group	6	450
Total commission revenue	173,981	112,510
Enterprise revenue:
Partner Marketing and Enrollment Services	21,857	17,401
Direct Partner Campaigns	8,102	7,523
Other	239	3,576
Total enterprise revenue	30,198	28,500
Net revenues	$204,179	$141,010
Contract Assets and Liabilities
The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company had unbilled receivables for performance-based enrollment fees as of March 31, 2021 and December 31, 2020 of $3.6 million and $12.9 million, respectively,

GoHealth, Inc.	2021 Form 10-Q	17

which were reclassified to prepaid expenses and other current assets from accounts receivable, net on the Condensed Consolidated Balance Sheets. The reclassification was based on the Company’s conditional rights to receive consideration based on the services transferred to the customer. Prior period amounts have been reclassified to match the current period presentation. There are no other contract liabilities or contract assets recorded by the Company.
For the three months ended March 31, 2021, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2020.
Commissions Receivable
Commissions receivable activity is summarized as follows:

(in thousands)	Three months ended Mar. 31, 2021
Beginning balance	$810,398
Commission revenue	173,981
Cash receipts	(183,489)
Ending balance	800,890
Less: Commissions receivable - current	98,222
Commissions receivable - non-current	$702,668
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company is party to various non-cancelable operating lease agreements for certain of the Company’s offices and data centers with lease periods expiring in 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging violations of the Securities Act of 1933. On December 10, 2020 the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action In re GoHealth, Inc. Securities Litigation. Lead plaintiffs filed a consolidated complaint on February 25, 2021. Defendants filed responsive pleadings on April 26, 2021 to dismiss the complaint. The Company disputes each and every of plaintiffs’ claims and intends to defend the matter vigorously.
11. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For both the three months ended March 31, 2021 and 2020, the Company made aggregate lease payments of $0.3 million under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three months ended March 31, 2021 and 2020, the Company recorded expense of $0.1 million and $0.7 million, respectively, under this lease.
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete (“commencement date”) and is not deemed to be the owner during the construction period. This lease agreement expires ten years after the commencement date. The Company did not make any lease payments during the three months ended March 31, 2021 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.

GoHealth, Inc.	2021 Form 10-Q	18

During the twelve months ended December 31, 2020, the Company provided a short-term advancement to NVX Holdings, Inc., which is controlled by significant shareholders, for which the Company recorded a receivable of $3.4 million. The advancement was collected by the Company during the three months ended March 31, 2021.
12. OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS
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
External: The two external segments represent sales of products and plans under the Company’s carrier contracts using an independent, national network of agents who are not employed by the Company. These agents utilize the Company’s technology and platform to enroll consumers in health insurance plans and provide a means to earn a return on leads that otherwise may have not been addressed. The Company also sells insurance prospects (or “leads”) to agencies within this channel. The Company earns revenue in this channel through commissions paid by carriers as a result of policy sales, as well as sales of leads to external agencies.

GoHealth, Inc.	2021 Form 10-Q	19

The following table presents summary results of the Company’s operating segments for the periods indicated:

(in thousands)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Net revenues:
Medicare:
Internal channel	$157,353	$95,287
External channel	39,500	28,945
Total Medicare	196,853	124,232
IFP and Other:
Internal channel	3,975	8,632
External channel	3,351	8,146
Total IFP and Other	7,326	16,778
Net revenues	204,179	141,010
Segment profit (loss):
Medicare:
Internal channel	46,443	41,735
External channel	(631)	(322)
Total Medicare	45,812	41,413
IFP and Other:
Internal channel	(729)	481
External channel	160	512
Total IFP and Other	(569)	993
Segment profit	45,243	42,406
Corporate expense	20,327	8,665
Change in fair value of contingent consideration liability	—	4,400
Amortization of intangible assets	23,514	23,514
Interest expense	8,688	6,756
Other (income) expense, net	13	10
Income (loss) before income taxes	$(7,299)	$(939)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Anthem	30%	32%
Humana	28%	42%
United	18%	7%
Centene	16%	7%
Substantially all of the revenue from these customers was from the sales of products and plans within the Medicare—Internal and Medicare—External segments.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of March 31, 2021, four customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $22.4 million, of the combined total. As of December 31, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 86%, or $23.2 million, of the combined total.

GoHealth, Inc.	2021 Form 10-Q	20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under the heading “Item 1A. Risk Factors.” in the 2020 Form 10-K. We assume no obligation to update any of these forward-looking statements.
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
•Medicare—Internal: The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by carriers based on sales we generated, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners. The Medicare—Internal segment is our largest and fastest growing segment.
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

GoHealth, Inc.	2021 Form 10-Q	21

generated by us to external agencies. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.
The following table presents the percentages of revenues and profit (loss) generated by each of our operating segments for the periods presented:

	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Percent of net revenues:
Medicare—Internal	77.2%	67.6%
Medicare—External	19.3%	20.5%
IFP and Other—Internal	1.9%	6.1%
IFP and Other—External	1.6%	5.8%
Total net revenues	100.0%	100.0%
Percent of segment profit (loss):
Medicare—Internal	102.6%	98.5%
Medicare—External	(1.4)%	(0.8)%
IFP and Other—Internal	(1.6)%	1.1%
IFP and Other—External	0.4%	1.2%
Total segment profit	100.0%	100.0%
The Transactions
Our historical results of operations prior to the completion of the Transactions, including the IPO, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.
Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of March 31, 2021, public investors collectively own 58.7% of our outstanding Class A common stock, consisting of 57,835 shares of Class A common stock. As of March 31, 2021, GoHealth, Inc. owns 98,518 LLC Interests, representing 31.3% of the economic interest in GoHealth Holdings, LLC, the Founders collectively own 97,301 LLC Interests, representing 30.9% of the economic interest in GoHealth Holdings, LLC, Centerbridge owns 80,793 LLC Interests, representing 25.6% of the economic interest in GoHealth Holdings, LLC, and the Continuing Equity Owners collectively own 38,518 LLC Interests, representing 12.2% of the economic interest in GoHealth Holdings, LLC. Accordingly, as of March 31, 2021, the economic interest in GoHealth Holdings, LLC held by non-controlling interest was 68.7%. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.

GoHealth, Inc.	2021 Form 10-Q	22

The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of March 31, 2021, is as follows:
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
As a result of the COVID-19 pandemic, we have fully transitioned our existing agents in Chicago, Salt Lake City and Charlotte to work from home. Additionally, we have hired agents in 22 states who are working remotely. These locations were selected because of the depth of available licensed sales talent and our ability to work closely with state regulators and their vendors to expedite the licensing process for new agents and resolve delays related to the COVID-19 pandemic.
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

GoHealth, Inc.	2021 Form 10-Q	23

Results of Operations
The following table sets forth the components of our results of operations for the periods presented:

	Three months ended Mar. 31, 2021		Three months ended Mar. 31, 2020
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$173,981	85.2%	$112,510	79.8%
Enterprise	30,198	14.8%	28,500	20.2%
Net revenues	204,179	100.0%	141,010	100.0%
Operating expenses:
Cost of revenue	48,375	23.7%	42,134	29.9%
Marketing and advertising	54,484	26.7%	26,073	18.5%
Customer care and enrollment	47,094	23.1%	23,978	17.0%
Technology	9,617	4.7%	4,593	3.3%
General and administrative	19,693	9.6%	10,491	7.4%
Change in fair value of contingent consideration liability	—	—%	4,400	3.1%
Amortization of intangible assets	23,514	11.5%	23,514	16.7%
Total operating expenses	202,777	99.3%	135,183	95.9%
Income (loss) from operations	1,402	0.7%	5,827	4.1%
Interest expense	8,688	4.3%	6,756	4.8%
Other (income) expense, net	13	—%	10	—%
Income (loss) before income taxes	(7,299)	(3.6)%	(939)	(0.7)%
Income tax expense (benefit)	(31)	—%	(2)	—%
Net income (loss)	$(7,268)	(3.6)%	(937)	(0.7)%
Net income (loss) attributable to non-controlling interests	(5,178)	(2.5)%	—	—%
Net income (loss) attributable to GoHealth, Inc.	$(2,090)	(1.0)%	$(937)	(0.7)%
Non-GAAP financial measures:
EBITDA	$26,756		$29,964
Adjusted EBITDA	$32,048		$34,920

Adjusted EBITDA margin	15.7%	24.8%
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense, or EBITDA; Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor its results of operations.
Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation, legal fees, change in fair value of contingent consideration liability and severance costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

GoHealth, Inc.	2021 Form 10-Q	24

encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

(in thousands)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Net revenues	$204,179	$141,010
Net income (loss)	(7,268)	(937)
Interest expense	8,688	6,756
Income tax expense (benefit)	(31)	(2)
Depreciation and amortization expense	25,367	24,147
EBITDA	26,756	29,964
Share-based compensation expense (1)	5,112	479
Legal fees (2)	180	—
Change in fair value of contingent consideration liability (3)	—	4,400
Severance costs (4)	—	77
Adjusted EBITDA	$32,048	$34,920

Adjusted EBITDA margin	15.7%	24.8%
(1)Represents non-cash share-based compensation expense relating to equity awards.
(2)Represents non-recurring legal fees unrelated to our core operations.
(3)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(4)Represents costs associated with the termination of employment.
Net Revenues
Commission Revenues
Commission revenues were $174.0 million for the three months ended March 31, 2021 compared to $112.5 million for the three months ended March 31, 2020. The $61.5 million, or 55%, increase was primarily attributable to increases in commission revenue from the Medicare—Internal segment driven by a 52% increase in Medicare commissionable Approved Submissions and increased LTV Per Approved Submission for the three months ended March 31, 2021 compared to the comparable prior year period.
Enterprise Revenues
Enterprise revenues were $30.2 million for the three months ended March 31, 2021 compared to $28.5 million for the three months ended March 31, 2020. The $1.7 million, or 6%, increase was primarily attributable to an increase of $4.5 million related to partner marketing and enrollment services, partially offset by a $3.3 million decrease in consumer lead sales to external third parties in our external segments, as we strategically shifted to generating consumer leads in the internal channels.
Operating Expense
Cost of Revenue
Cost of revenue was $48.4 million for the three months ended March 31, 2021 compared to $42.1 million for the three months ended March 31, 2020. The $6.2 million, or 15%, increase was primarily attributable to a 26% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $54.5 million for the three months ended March 31, 2021 compared to $26.1 million for the three months ended March 31, 2020. The $28.4 million, or 109%, increase was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 52% increase in Medicare—Internal commissionable Approved Submissions and 45% increase in net revenue.

GoHealth, Inc.	2021 Form 10-Q	25

Customer Care and Enrollment
Customer care and enrollment expense was $47.1 million for the three months ended March 31, 2021 compared to $24.0 million for the three months ended March 31, 2020. The $23.1 million, or 96%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment to be well-positioned for target annual enrollment period (“AEP”) capacity. Additionally, the increase represents onboarding and new training initiatives, which position us to have the agent efficiency gains necessary to capitalize on opportunities.
Technology
Technology expense was $9.6 million for the three months ended March 31, 2021 compared to $4.6 million for the three months ended March 31, 2020. The $5.0 million, or 109%, increase was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $19.7 million for the three months ended March 31, 2021 compared to $10.5 million for the three months ended March 31, 2020. The $9.2 million, or 88%, increase was primarily attributable to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business.
Change in Fair Value of Contingent Consideration Liability
Change in fair value of contingent consideration liability was $4.4 million for the three months ended March 31, 2020 and relates to the earnout liability incurred in connection with the Centerbridge Acquisition, in which we agreed to pay additional consideration if certain financial targets are achieved. The earnout liability was settled in connection with our IPO.
Amortization of Intangible Assets
Amortization of intangible assets expense was $23.5 million for both the three months ended March 31, 2021 and three months ended March 31, 2020, and relates to the amortization of developed technology and customer relationships.
Interest Expense
Interest expense was $8.7 million for the three months ended March 31, 2021 compared to $6.8 million for the three months ended March 31, 2020. The $1.9 million increase was due to additional debt outstanding on our Credit Facilities.
Adjusted EBITDA
Adjusted EBITDA was $32.0 million for the three months ended March 31, 2021 compared to $34.9 million for the three months ended March 31, 2020. The $2.9 million, or 8.2%, decrease was due to our strategic investments in agent capacity and capabilities to be well-positioned for target AEP capacity.

GoHealth, Inc.	2021 Form 10-Q	26

Segment Information
Our operating segments have been determined in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. We have four operating segments: Medicare—Internal, Medicare—External, IFP and Other—Internal, and IFP and Other—External. In addition, we separately report other expenses (classified as “corporate expense” in the following table), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments, as they are not the responsibility of segment operating management. The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 12, “Operating Segments And Significant Customers,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended Mar. 31, 2021		Three months ended Mar. 31, 2020
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$157,353	77.2%	$95,287	67.6%
Medicare—External	39,500	19.3%	28,945	20.5%
IFP and Other—Internal	3,975	1.9%	8,632	6.1%
IFP and Other—External	3,351	1.6%	8,146	5.8%
Net revenues	204,179	100.0%	141,010	100.0%
Segment profit (loss):
Medicare—Internal	46,443	22.8%	41,735	29.6%
Medicare—External	(631)	(0.3)%	(322)	(0.2)%
IFP and Other—Internal	(729)	(0.4)%	481	0.3%
IFP and Other—External	160	0.1%	512	0.4%
Segment profit	45,243	22.2%	42,406	30.1%
Corporate expense	20,327	10.0%	8,665	6.1%
Change in fair value of contingent consideration liability	—	—%	4,400	3.1%
Amortization of intangible assets	23,514	11.5%	23,514	16.7%
Interest expense	8,688	4.3%	6,756	4.8%
Other (income) expense, net	13	—%	10	—%
Income (loss) before income taxes	$(7,299)	(3.6)%	$(939)	(0.7)%
Net revenues for the Medicare—Internal segment were $157.4 million for the three months ended March 31, 2021 compared to $95.3 million for the three months ended March 31, 2020. The $62.1 million, or 65%, increase was primarily attributable to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 52% increase in commissionable Approved Submissions.
Net revenues for the Medicare—External segment were $39.5 million for the three months ended March 31, 2021 compared to $28.9 million for the three months ended March 31, 2020. The $10.6 million, or 36%, increase was primarily attributable to a 26% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $4.0 million for the three months ended March 31, 2021 compared to $8.6 million for the three months ended March 31, 2020. Net revenues for the IFP and Other—External segment were $3.4 million for the three months ended March 31, 2021 compared to $8.1 million for the three months ended March 31, 2020. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold, as well as a strategic shift towards higher margin Medicare products.
Segment Profit (Loss)
Segment profit for the Medicare—Internal segment was $46.4 million for the three months ended March 31, 2021 compared to $41.7 million for the three months ended March 31, 2020. The $4.7 million, or 11%, increase was primarily attributable to the 52% increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies and (ii) improved marketing efficiencies driven by our rapid test-and-learn approach across our marketing channels, as well as an expansion of the diversity and breadth of our omnichannel marketing efforts, which together enabled the acquisition of higher quality prospects.

GoHealth, Inc.	2021 Form 10-Q	27

Segment loss for the Medicare—External segment was $0.6 million for the three months ended March 31, 2021 compared to a loss of $0.3 million for the three months ended March 31, 2020. The increase in loss was primarily attributable to an increase in marketing and advertising costs.
Segment loss for the IFP and Other—Internal segment was $0.7 million for the three months ended March 31, 2021 compared to a profit of $0.5 million for the three months ended March 31, 2020. The change was primarily attributable to a change in product mix sold by agents for IFP and Other plans, as well as an overall strategic shift towards higher margin Medicare products.
Segment profit for the IFP and Other—External segment was $0.2 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020. The change was primarily attributable to a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.
Key Business and Operating Metrics by Segment
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis.
Medicare Segments
Lifetime Value of Commissions per Consumer Acquisition Cost
Lifetime value of commissions per consumer acquisition cost (“LTV/CAC”), represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, or LTV, divided by (ii) the cost to convert a qualified prospect into a Submitted Policy (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) less other non-commission carrier revenue for such period, or “CAC.” CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue and is presented on a per commissionable Approved Submission basis. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and insurance carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period.
The LTV/CAC for the Medicare—Internal segment was 1.7x (with a CAC of $75.2 million) for the three months ended March 31, 2021 compared to 2.7x (with a CAC of $26.7 million) for the three months ended March 31, 2020. The decrease in LTV/CAC was primarily attributable to the hiring and training of additional agents in the Medicare—Internal segment to be well-positioned for target AEP capacity, as well as an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 52% increase in Medicare—Internal commissionable Approved Submissions and 65% increase in Medicare—Internal revenue.
Submitted Policies
Submitted Policies represent completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2021 Form 10-Q	28

The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

(in actuals)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Medicare Advantage	172,874	117,312
Medicare Supplement	1,104	2,671
Prescription Drug Plans	2,593	2,494
Total Medicare—Commissionable	176,571	122,477
Medicare Advantage	5,939	6,927
Medicare Supplement	1,650	1,812
Prescription Drug Plans	885	798
Total Medicare—Non-commissionable	8,474	9,537
Total Medicare Submitted Policies	185,045	132,014
Total Medicare Submitted Policies were 185,045 for the three months ended March 31, 2021 and 132,014 for the three months ended March 31, 2020. The increase is attributable to improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects, along with increased efficiency of our agents. Agent efficiency increased due to the implementation of more efficient marketing strategies and improvements in our LeadScore and call-routing technologies, which allowed our agents to increase the number of qualified prospects they are able to talk to and improve the rate at which a qualified prospect converts to a Submitted Policy. Additionally, the successful hiring, onboarding, and training of additional agents contributed to the increase in Submitted Policies. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Approved Submissions
Approved Submissions represent Submitted Policies approved by carriers for the identified product during the indicated period. Not all Approved Submissions will go in force, or effectuate, as some individuals we enroll may not ultimately pay their insurance premiums or may switch out of a policy within the disenrollment period during the first 90 days of the policy. In general, the relationship between Submitted Policies and Approved Submissions has been steady over time. Therefore, factors impacting the number of Submitted Policies also impact the number of Approved Submissions.
The following tables present the number of Approved Submissions by product relating to commissionable policies for each of the Medicare segments for the periods presented. Only commissionable policies are used to calculate our LTV.
Medicare—Internal

(in actuals)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Medicare Advantage	128,886	83,608
Medicare Supplement	251	822
Prescription Drug Plans	2,284	2,174
Total Medicare—Internal Commissionable Approved Submissions	131,421	86,604
Medicare—Internal commissionable Approved Submissions were 131,421 for the three months ended March 31, 2021 and 86,604 for the three months ended March 31, 2020. The increase was attributable to the hiring of additional agents, the increased efficiency of our agents due to technology improvements and improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects.

GoHealth, Inc.	2021 Form 10-Q	29

Medicare—External

(in actuals)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Medicare Advantage	42,241	32,287
Medicare Supplement	731	1,558
Prescription Drug Plans	289	481
Total Medicare—External Commissionable Approved Submissions	43,261	34,326
Medicare—External commissionable Approved Submissions were 43,261 for the three months ended March 31, 2021 and 34,326 for the three months ended March 31, 2020. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
Lifetime Value of Commissions Per Approved Submission
Lifetime value of commissions per commissionable Approved Submission (“LTV Per Approved Submission”), represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, divided by (ii) the number of commissionable Approved Submissions for such period. LTV Per Approved Submission is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions per commissionable Approved Submissions. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. LTV Per Approved Submission represents commissions only from policies sold during the period, but excludes policies originally submitted in prior periods.
The following table presents the LTV Per Approved Submission by product for the Medicare segments for the periods presented:

(in actuals)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Medicare Advantage	$995	$854
Medicare Supplement	$798	$920
Prescription Drug Plans	$215	$215
LTV Per Approved Submission for Medicare Advantage was $995 for the three months ended March 31, 2021 and $854 for the three months ended March 31, 2020. The 17% increase was primarily due to an increase in commission rates and improved policy effectuation.
LTV Per Approved Submission for Medicare Supplement was $798 for the three months ended March 31, 2021 and $920 for the three months ended March 31, 2020. The decrease was primarily due to changes in carrier mix.
LTV Per Approved Submission for prescription drug plans was $215 for the three months ended March 31, 2021, which was unchanged compared to the three months ended March 31, 2020.
IFP and Other Segments
Submitted Policies
Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.
Total Submitted Policies for the IFP and Other segments were 16,824 for the three months ended March 31, 2021 and 38,002 for the three months ended March 31, 2020. The decrease was due to a change in strategy to prioritize agents and marketing and advertising spend in the higher margin Medicare segments instead of the IFP and Other segments.

GoHealth, Inc.	2021 Form 10-Q	30

Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At March 31, 2021, cash and cash equivalents totaled $174.0 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500 shares of common stock at the IPO price of $21.00, and generated net proceeds of $852.4 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of March 31, 2021, we had no amounts outstanding under the Revolving Credit Facilities and had a remaining capacity of $58.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the three months ended March 31, 2021 and 2020 :

(in thousands)	Three months ended Mar. 31, 2021	Three months ended Mar. 31, 2020
Net cash provided by operating activities	$31,202	$23,587
Net cash used in investing activities	$(3,740)	$(3,522)
Net cash provided by financing activities	$2,276	$120,167
Operating Activities
Cash provided by operating activities primarily consists of net loss adjusted for non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; change in the fair value of contingent consideration; and amortization of debt discount and issuance costs and the effect of changes in working capital and other activities.
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
Net cash provided by operating activities was $31.2 million for the three months ended March 31, 2021, which consisted of a $7.3 million net loss and positive adjustments for non-cash items of $30.7 million and positive adjustments for operating assets and liabilities of $7.8 million. The change in operating assets and liabilities was primarily driven by a decrease in prepaid expenses and other assets of $9.2 million, and a decrease in commissions receivable of $9.5 million, partially offset by a decrease in commissions payable of $10.8 million, and an increase in accounts receivable of $1.7 million.
Net cash provided by operating activities was $23.6 million for the three months ended March 31, 2020, which consisted of $0.9 million in net loss and adjustments for non-cash items of $29.1 million, offset by the effect of changes in operating assets and liabilities representing a $4.6 million use of cash. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $9.3 million and a decrease in prepaid expenses and other current assets of $9.0 million offset by an increase in commissions receivable of $5.9 million and decreases in accrued liabilities and commissions payable of $10.8 million and $5.4 million, respectively.
Investing Activities
Net cash used in investing activities was $3.7 million for the three months ended March 31, 2021 and consisted of capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Net cash used in investing activities of $3.5 million for the three months ended March 31, 2020 was primarily attributable to both capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.

GoHealth, Inc.	2021 Form 10-Q	31

Financing Activities
Net cash provided by financing activities was $2.3 million for the three months ended March 31, 2021 and was primarily due to the collection of the short-term advancement to NVX Holdings, partially offset by principal payments under the term loans.
Net cash provided by financing activities was $120.2 million for the three months ended March 31, 2020 and was due to borrowings under the Incremental Term Loan Facility, which comprised $117.0 million of net cash provided by financing activities and the issuance of common units, which comprised $10.0 million of net cash provided by financing activities, and was partially offset by payments of existing debt and debt issuance costs associated with the Incremental Term Loan Facility.
Credit Facilities
On September 13, 2019, in connection with the Acquisition, Norvax (“the Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provides for a (i) $300.0 million aggregate principal amount senior secured term loan facility (the “Term Loan Facility”) and (ii) $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility").
During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”) and (ii) $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”).
The Company collectively refers to the Term Loan Facility, the Revolving Credit Facility, the Incremental Term Loan Facility, and the Incremental Revolving Credit Facilities as the “Credit Facilities”.
As of March 31, 2021, the Company had a principal amount of $295.5 million and $115.8 million outstanding on the Term Loan Facility and Incremental Term Loan Facility, respectively. The effective interest rate was 7.5% at both March 31, 2021 and December 31, 2020, respectively. The Company had no amounts outstanding on the Revolving Credit Facility and the Incremental Revolving Credit Facilities, which had a remaining capacity of $58.0 million in the aggregate as of March 31, 2021.
On May 7, 2021, the Company entered into a fourth amendment to the Credit Agreement, which provided $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”). Outstanding borrowings will be due and payable on September 13, 2024. Interest, fees, prepayment terms, covenants and other matters are the same as those under the Credit Facilities.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1, “Description Of Business And Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of revenue recognition, commissions receivable, and commissions payable. The impact of changes in estimates is recorded in the period in which they become known.

GoHealth, Inc.	2021 Form 10-Q	32

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: (1) revenue recognition and commissions receivable, (2) share-based compensation, (3) goodwill and intangible assets, (4) income taxes and (5) liabilities pursuant to TRAs.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2020 Form 10-K. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in our 2020 Form 10-K.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our Condensed Consolidated Financial Statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our 2020 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2021 Form 10-Q	33

PART II - Other Information
ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 10, “Commitments And Contingencies,” of the Notes to Condensed Consolidated Financial Statements for information about legal proceedings.
ITEM 1A. RISK FACTORS.
There have been no material changes to the risk factors set forth in our 2020 Form 10-K. Before investing in our Class A common stock, we recommend that investors carefully consider the risks described in the 2020 Form 10-K filed with the SEC, including those under the heading “Item 1A. Risk Factors.” Realization of any of these risks could have a material adverse effect on our financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On May 7, 2021, the Company entered into a fourth amendment to the Credit Agreement, which provided $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”). Outstanding borrowings will be due and payable on September 13, 2024. Interest, fees, prepayment terms, covenants and other matters are the same as those under the Credit Facilities.
This summary of the Incremental No. 4 Revolving Credit Facility does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Incremental No. 4 Revolving Credit Facility, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

GoHealth, Inc.	2021 Form 10-Q	34

ITEM 6. EXHIBITS
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC, dated March 9, 2021, by and among GoHealth Holdings, LLC and its Members.	*
10.2
Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.
*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.

GoHealth, Inc.	2021 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	May 12, 2021	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2021	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2021 Form 10-Q	36