Form 10-Q
period 2021-06-30
GoHealth, Inc.
filed 2021-08-12
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2021, the registrant had 114,628,759 shares of Class A common stock, $0.0001 par value per share, outstanding and 206,196,780 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: the marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines; our business may be harmed if we lose our relationships with carriers or if our relationships with carriers change; our failure to grow our customer base or retain our existing customers; the time and cost of training agents are significant and can increase during a period of high attrition; carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform; significant consolidation in the health insurance industry could adversely alter our relationships with carriers; information technology system failures could interrupt our operations; factors that impact our estimate of LTV (as defined below) may be adversely impacted; our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents; changes and developments in the health insurance system and laws and regulations governing the health insurance markets; our ability to effectively advertise our products on a cost-effective basis or market the availability of our products through specific channels; the Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders; and other important factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.
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
KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for share-based compensation expense, loss on extinguishment of debt, non-recurring legal fees, change in fair value of contingent consideration liability, IPO transaction costs, and severance costs.
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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2021	2020	2021	2020
Net revenues:
Commission	$147,508	$96,606	$321,489	$209,116
Enterprise	49,394	30,451	79,592	58,951
Net revenues	196,902	127,057	401,081	268,067
Operating expenses:
Cost of revenue	37,442	36,559	85,817	78,693
Marketing and advertising	55,735	21,634	110,219	47,708
Customer care and enrollment	61,927	28,394	109,021	52,371
Technology	11,983	5,705	21,600	10,298
General and administrative	25,251	10,359	44,944	20,849
Change in fair value of contingent consideration liability	—	15,300	—	19,700
Amortization of intangible assets	23,515	23,514	47,029	47,029
Total operating expenses	215,853	141,465	418,630	276,648
Income (loss) from operations	(18,951)	(14,408)	(17,549)	(8,581)
Interest expense	8,277	8,986	16,965	15,742
Loss on extinguishment of debt	11,935	—	11,935	—
Other (income) expense, net	44	(505)	57	(495)
Income (loss) before income taxes	(39,207)	(22,889)	(46,506)	(23,828)
Income tax expense (benefit)	(32)	(22)	(63)	(24)
Net income (loss)	(39,175)	(22,867)	(46,443)	(23,804)
Net income (loss) attributable to non-controlling interests	(27,186)	—	(32,364)	—
Net income (loss) attributable to GoHealth, Inc.	$(11,989)	$(22,867)	$(14,079)	$(23,804)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(0.12)		$(0.14)
Weighted-average shares of Class A common stock outstanding — basic and diluted	102,300		97,349
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2021	2020	2021	2020
Net income (loss)	$(39,175)	$(22,867)	$(46,443)	$(23,804)
Other comprehensive income (loss):
Foreign currency translation adjustments	(106)	183	(99)	98
Comprehensive income (loss)	(39,281)	(22,684)	(46,542)	(23,706)
Comprehensive income (loss) attributable to non-controlling interests	(27,260)	—	(32,433)	—
Comprehensive income (loss) attributable to GoHealth, Inc.	$(12,021)	$(22,684)	$(14,109)	$(23,706)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Jun. 30, 2021	Dec. 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112,863	$144,234
Accounts receivable, net of allowance for doubtful accounts of $686 in 2021 and $787 in 2020	17,335	14,211
Receivable from NVX Holdings, Inc.	—	3,395
Commissions receivable - current	113,062	188,128
Prepaid expense and other current assets	52,992	41,854
Total current assets	296,252	391,822
Commissions receivable - non-current	761,011	622,270
Other long-term assets	2,594	2,072
Property, equipment, and capitalized software, net	23,527	17,353
Intangible assets, net	641,697	688,726
Goodwill	386,553	386,553
Total assets	$2,111,634	$2,108,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,080	$8,733
Accrued liabilities	31,036	26,926
Commissions payable - current	51,579	78,478
Deferred revenue	700	736
Current portion of long-term debt	4,270	4,170
Other current liabilities	9,207	8,328
Total current liabilities	113,872	127,371
Non-current liabilities:
Commissions payable - non-current	214,237	182,596
Long-term debt, net of current portion	414,908	396,400
Other non-current liabilities	2,817	3,274
Total non-current liabilities	631,962	582,270
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 105,318 and 84,196 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	10	8
Class B common stock – $0.0001 par value; 597,502 and 619,004 shares authorized; 215,495 and 236,997 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	22	24
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Additional paid-in capital	503,689	399,169
Accumulated other comprehensive income (loss)	(13)	17
Accumulated deficit	(32,881)	(18,802)
Total stockholders’ equity attributable to GoHealth, Inc.	470,827	380,416
Non-controlling interests	894,973	1,018,739
Total stockholders’ equity	1,365,800	1,399,155
Total liabilities and stockholders’ equity	$2,111,634	$2,108,796
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands, unaudited)

	Three months ended Jun. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Mar. 31, 2021	98,518	$10	222,606	$22	$465,936	$(20,892)	$19	$951,911	$1,397,006
Issuance of Class A common shares related to share-based compensation plans	62	—			476				476
Net loss						(11,989)		(27,186)	(39,175)
Share-based compensation expense					7,599			—	7,599
Foreign currency translation adjustment							(32)	(74)	(106)
Forfeitures of Time-Vesting Units			(373)	—					—
Redemption of LLC Interests	6,738	—	(6,738)	—	29,678			(29,678)	—
Balance at Jun. 30, 2021	105,318	$10	215,495	$22	$503,689	$(32,881)	$(13)	$894,973	$1,365,800

	Three months ended Jun. 30, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at Mar. 31, 2020	$869,602	—	$—	—	$—	$—	$—	$—	$—
Issuance of Senior Preferred Earnout Units	100,000								—
Issuance of Common Earnout Units	100,000								—
Net loss	(22,867)								—
Share-based compensation expense	597								—
Foreign currency translation adjustment	183								—
Balance at Jun. 30, 2020	$1,047,513	—	$—	—	$—	$—	$—	$—	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands, unaudited)

	Six months ended Jun. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Issuance of Class A common shares related to share-based compensation plans	74	—			476				476
Net loss						(14,079)		(32,364)	(46,443)
Share-based compensation expense					12,711				12,711
Foreign currency translation adjustment							(30)	(69)	(99)
Forfeitures of Time-Vesting Units			(454)	—					—
Redemption of LLC Interests	21,048	2	(21,048)	(2)	91,333			(91,333)	—
Balance at Jun. 30, 2021	105,318	$10	215,495	$22	$503,689	$(32,881)	$(13)	$894,973	$1,365,800

	Six months ended Jun. 30, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance at Jan. 1, 2020	$860,144	—	$—	—	$—	$—	$—	$—	$—
Issuance of Senior Preferred Earnout Units	100,000								—
Issuance of Common Earnout Units	100,000								—
Issuance of common units	10,000								—
Net loss	(23,804)								—
Share-based compensation expense	1,077								—
Foreign currency translation adjustment	98								—
Balance at Jun. 30, 2020	$1,047,513	—	$—	—	$—	$—	$—	$—	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended Jun. 30,
	2021	2020
Operating Activities
Net income (loss)	$(46,443)	$(23,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	12,711	1,077
Depreciation and amortization	4,076	1,636
Amortization of intangible assets	47,029	47,029
Amortization of debt discount and issuance costs	1,262	1,058
Change in fair value of contingent consideration	—	19,700
Loss on extinguishment of debt	11,935	—
Other non-cash items	(884)	(458)
Changes in assets and liabilities:
Accounts receivable	(2,702)	12,383
Commissions receivable	(63,675)	(58,709)
Prepaid expenses and other assets	(11,778)	1,794
Accounts payable	6,114	(3,467)
Accrued liabilities	3,993	(7,641)
Deferred revenue	(36)	(14,171)
Commissions payable	4,742	18,135
Other liabilities	1,406	1,269
Net cash provided by (used in) operating activities	(32,250)	(4,169)
Investing Activities
Purchases of property, equipment and software	(7,909)	(7,764)
Net cash provided by (used in) investing activities	(7,909)	(7,764)
Financing Activities
Proceeds received upon issuance of common units	—	10,000
Borrowings under term loans	310,000	117,000
Payments of term loans	(296,835)	(1,793)
Call premium paid for debt extinguishment	(5,910)	—
Payments of deferred offering costs	—	(874)
Debt issuance cost payments	(1,608)	(6,289)
Principal payments under capital lease obligations	(154)	(144)
Cash received on advancement to NVX Holdings, Inc.	3,395	—
Net cash provided by (used in) financing activities	8,888	117,900
Effect of exchange rate changes on cash and cash equivalents	(100)	98
Increase (decrease) in cash and cash equivalents	(31,371)	106,065
Cash and cash equivalents at beginning of period	144,234	12,276
Cash and cash equivalents at end of period	$112,863	$118,341
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$2,233	$798
Issuance of Senior Preferred Earnout Units to settle contingent consideration liability	$—	$100,000
Issuance of common A and B units to settle contingent consideration liability	$—	$100,000
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	9

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

GoHealth, Inc.	2021 Form 10-Q	10

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

GoHealth, Inc.	2021 Form 10-Q	11

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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. Per ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued in June 2020, the guidance in ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Per ASU 2019-10, issued in November 2019, the guidance is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance simplifies the accounting for income taxes and is effective for annual and interim periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
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

GoHealth, Inc.	2021 Form 10-Q	12

The following table sets forth the changes to the fair value of the contingent consideration for the six months ended June 30, 2020.

(in thousands)
Balance at Dec. 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700
Balance at Jun. 30, 2020	$62,400
The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, commissions receivable, accounts payable, accrued expenses, and commissions payable approximate fair value due to the short maturity of these instruments. Commissions receivable are recorded at constrained lifetime values. The carrying value of debt approximates fair value due to the variable nature of interest rates.
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
There was no impairment of goodwill for the three and six months ended June 30, 2021 and 2020.
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Jun. 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$127,543	$368,457
Customer relationships	232,000	41,760	190,240
Total intangible assets subject to amortization	$728,000	$169,303	$558,697
Indefinite-lived trade names			83,000
Total intangible assets			$641,697

	Dec. 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$92,114	$403,886
Customer relationships	232,000	30,160	201,840
Total intangible assets subject to amortization	$728,000	$122,274	$605,726
Indefinite-lived trade names			83,000
Total intangible assets			$688,726
There was no impairment of intangible assets for the three and six months ended June 30, 2021 and 2020.

GoHealth, Inc.	2021 Form 10-Q	13

As of June 30, 2021, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2021	$35,429	$11,600	$47,029
2022	70,857	23,200	94,057
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
Thereafter	49,600	85,840	135,440
Total	$368,457	$190,240	$558,697
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Jun. 30, 2021	Dec. 31, 2020
Term Loan Facilities	$425,538	$412,373
Less: Unamortized debt discount and issuance costs	(6,360)	(11,803)
Total debt	$419,178	$400,570
Less: Current portion of long-term debt	(4,270)	(4,170)
Total long-term-debt	$414,908	$396,400
Term Loan Facilities
On September 13, 2019, in connection with the Acquisition, Norvax (“the Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”).
On June 11, 2021, the Company entered into Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 5”). Amendment No. 5 creates a new class of incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million, which was used to refinance $295.5 million of outstanding principal under the Initial Term Loan Facility, pay the related accrued interest and fund the prepayment premium. In connection with Amendment No. 5 and the refinancing of the Initial Term Loan, the Company recognized an $11.9 million loss on debt extinguishment, representing the 2% prepayment premium of $5.9 million and the write-down of deferred financing costs and debt discounts of $6.0 million. The Company incurred $1.7 million of debt issuance costs associated with Amendment No. 5, which are being amortized over the life of the debt to interest expense using the effective interest method.
The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, and the 2021 Incremental Term Loans as the “Term Loan Facilities”.
As of June 30, 2021, the Company had a principal amount of $115.5 million and $310.0 million outstanding under the Incremental Term Loan Facility and the 2021 Incremental Term Loans, respectively. As of December 31, 2020, the Company had a principal amount of $296.3 million and $116.1 million outstanding under the Initial Term Loan Facility and Incremental Term Loan Facility, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both June 30, 2021 and December 31, 2020. The 2021 Incremental Term Loans effective interest rate was 5.0% at June 30, 2021. The Initial Term Loan Facility effective interest rate was 7.5% at December 31, 2020.
Borrowings under the Incremental Term Loan Facility are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. The 2021 Incremental Term Loans bear interest at either (i) ABR plus 3.00% per annum or (ii) LIBOR plus 4.00% per annum.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Revolving Credit Facilities

GoHealth, Inc.	2021 Form 10-Q	14

The Credit Agreement provided for a $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”).
On May 7, 2021, the Company entered into a fourth amendment to the Credit Agreement, which provided $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”), for a total amount of $200.0 million.
The Company collectively refers to the Revolving Credit Facility, the Incremental Revolving Credit Facilities, and the Incremental No. 4 Revolving Credit Facility as the “Revolving Credit Facilities”.
Amendment No. 5, as described above, also separates the Revolving Credit Facilities into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million.
Borrowings under the Class A Revolving Commitments bear interest at either ABR plus 5.50% per annum or LIBOR plus 6.50% per annum. Borrowings under the Class B Revolving Commitments bear interest at either ABR plus 3.00% per annum or LIBOR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had no amounts outstanding under the Revolving Credit Facilities as of June 30, 2021 and December 31, 2020. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of June 30, 2021.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of June 30, 2021.
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
The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require GoHealth Holdings, LLC to redeem all or a portion of their LLC Interests in exchange for, at the Company’s election (determined by at least two of the Company’s independent directors who are disinterested), newly-issued shares of Class A common stock on a one-for-

GoHealth, Inc.	2021 Form 10-Q	15

one basis, or to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of the Company’s Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the GoHealth Holdings, LLC Agreement.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2021 was 68.1% and 69.7%, respectively.
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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2021	2020	2021	2020
Marketing and advertising	$426	$61	$764	$119
Customer care and enrollment	1,043	32	1,839	58
Technology	1,133	83	1,880	159
General and administrative	4,997	421	8,228	741
Total share-based compensation expense	$7,599	$597	$12,711	$1,077
Performance Stock Units (“PSUs”)
During the six months ended June 30, 2021, the Company granted to certain of its employees 489 shares of Class A common stock issuable pursuant to PSUs. The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant date fair value of the PSUs was $22.17. The Company recognizes the grant date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period. For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense related to PSUs of $0.9 million and $1.4 million, respectively.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
On July 7, 2020, the Company adopted the 2020 ESPP. The first offering period of the 2020 ESPP commenced on January 1, 2021 and expired on June 30, 2021. The current offering period of the 2020 ESPP commenced on July 1, 2021, and will expire on December 31, 2021. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. During the three months ended June 30, 2021, the Company issued 50 shares through the ESPP. For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.1 million and $0.2 million, respectively.

GoHealth, Inc.	2021 Form 10-Q	16

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

(in thousands, except per share amounts)	Three months ended Jun. 30, 2021	Six months ended Jun. 30, 2021
Numerator:
Net loss	$(39,175)	$(46,443)
Less: Net loss attributable to non-controlling interests	(27,186)	(32,364)
Net loss attributable to GoHealth, Inc.	(11,989)	(14,079)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	102,300	97,349
Effect of dilutive securities	—	—
Weighted-average shares of Class A common stock outstanding—diluted	102,300	97,349
Net loss per share of Class A common stock—basic and diluted	$(0.12)	$(0.14)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

(in thousands)	Jun. 30, 2021
Class A common stock issuable pursuant to equity awards	7,337
Class B common stock	215,495
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

GoHealth, Inc.	2021 Form 10-Q	17

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
The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0.08% and 0.14%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2020 was 0.10% and 0.10%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement (“TRA”)
In connection with the IPO, the Company entered into a TRA with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of June 30, 2021, the Company has determined there is no resulting liability related to the TRA arising from the Transactions and IPO. Should the Company determine that the TRA liability will be considered probable at a future date based on new information, any changes will be recorded within income from continuing operations at that time.
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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As a result of this analysis, for the three and six months ended June 30, 2021, the Company recorded a negative revenue adjustment of $1.4 million and $3.6 million, respectively, relating to performance obligations satisfied in prior periods. For the three and six months ended June 30, 2020, there was no revenue adjustment relating to performance obligations satisfied in prior periods.

GoHealth, Inc.	2021 Form 10-Q	18

Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2021	2020	2021	2020
Commission revenue:
Medicare:
Medicare Advantage	$144,039	$87,626	$312,187	$186,917
Medicare Supplement	789	1,965	1,573	4,154
Prescription Drug Plans	488	425	1,041	995
Total Medicare	145,316	90,016	314,801	192,066
Individual and Family Plan:
Fixed Indemnity	808	3,818	3,589	10,597
Short-term	219	1,524	619	3,302
Major Medical	208	52	409	238
Total Individual and Family Plan	1,235	5,394	4,617	14,137
Ancillary	891	952	1,999	2,259
Small Group	66	244	72	654
Total commission revenue	147,508	96,606	321,489	209,116
Enterprise revenue:
Partner Marketing and Enrollment Services	42,531	20,968	64,388	38,369
Direct Partner Campaigns	6,700	6,653	14,802	14,176
Other	163	2,830	402	6,406
Total enterprise revenue	49,394	30,451	79,592	58,951
Net revenues	$196,902	$127,057	$401,081	$268,067
Contract Assets and Liabilities
The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company had unbilled receivables for performance-based enrollment fees as of June 30, 2021 and December 31, 2020 of $3.0 million and $12.9 million, respectively, which were reclassified to prepaid expenses and other current assets from accounts receivable, net on the Condensed Consolidated Balance Sheets. The reclassification was based on the Company’s conditional rights to receive consideration based on the services transferred to the customer. Prior period amounts have been reclassified to match the current period presentation. There are no other contract liabilities or contract assets recorded by the Company.
For the three and six months ended June 30, 2021, the Company recognized $26 thousand and $0.1 million of revenue that was deferred as of December 31, 2020.
Commissions Receivable
Commissions receivable activity is summarized as follows:

(in thousands)	Six months ended Jun. 30, 2021
Beginning balance	$810,398
Commission revenue	321,489
Cash receipts	(257,814)
Ending balance	$874,073
Less: Commissions receivable - current	113,062
Commissions receivable - non-current	$761,011

GoHealth, Inc.	2021 Form 10-Q	19

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company is party to various non-cancelable operating lease agreements for certain of the Company’s offices and data centers with lease periods expiring in 2032. Certain of these arrangements have free rent periods or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis.
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging violations of the Securities Act of 1933. On December 10, 2020 the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action In re GoHealth, Inc. Securities Litigation. Lead plaintiffs filed a consolidated complaint on February 25, 2021. Defendants filed responsive pleadings on April 26, 2021 to dismiss the complaint. On June 14, 2021, the plaintiffs filed an opposition brief, to which the defendants replied on July 6, 2021. On May 19, 2021, a derivative action against certain of the Company’s officers and directors was filed, alleging substantially the same allegations as the In re GoHealth, Inc. Securities Litigation. By suggestion of the plaintiff’s counsel, this lawsuit is stayed until at least as long as the motion to dismiss in the In re GoHealth, Inc. Securities Litigation is pending. The Company disputes each and every of plaintiffs’ claims and intends to defend these matters vigorously.
11. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and six months ended June 30, 2021 and 2020, the Company made aggregate lease payments of $0.4 million, $0.7 million, $0.3 million and $0.6 million, respectively, under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three and six months ended June 30, 2021 and 2020, the Company recorded expense of $0.3 million, $0.4 million, $34 thousand and $0.8 million, respectively, under this lease.
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete (“commencement date”) and is not deemed to be the owner during the construction period. This lease agreement expires ten years after the commencement date. The Company did not make any lease payments during the three and six months ended June 30, 2021 and 2020 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.
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

GoHealth, Inc.	2021 Form 10-Q	20

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
The following table presents summary results of the Company’s operating segments for the periods indicated:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2021	2020	2021	2020
Net revenues:
Medicare:
Internal channel	$160,433	$87,201	$317,786	$182,488
External channel	31,379	28,108	70,879	57,053
Total Medicare	191,812	115,309	388,665	239,541
IFP and Other:
Internal channel	3,788	7,019	7,763	15,651
External channel	1,302	4,729	4,653	12,875
Total IFP and Other	5,090	11,748	12,416	28,526
Net revenues	196,902	127,057	401,081	268,067
Segment profit (loss):
Medicare:
Internal channel	31,257	32,746	77,700	74,482
External channel	(1,688)	495	(2,319)	173
Total Medicare	29,569	33,241	75,381	74,655
IFP and Other:
Internal channel	(800)	(54)	(1,529)	427
External channel	(57)	130	103	642
Total IFP and Other	(857)	76	(1,426)	1,069
Segment profit	28,712	33,317	73,955	75,724
Corporate expense	24,148	8,911	44,475	17,576
Change in fair value of contingent consideration liability	—	15,300	—	19,700
Amortization of intangible assets	23,515	23,514	47,029	47,029
Loss on extinguishment of debt	11,935	—	11,935	—
Interest expense	8,277	8,986	16,965	15,742
Other (income) expense, net	44	(505)	57	(495)
Income (loss) before income taxes	$(39,207)	$(22,889)	$(46,506)	$(23,828)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.

GoHealth, Inc.	2021 Form 10-Q	21

Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2021	2020	2021	2020
Anthem	38%	32%	34%	32%
Humana	29%	38%	29%	40%
United	16%	10%	17%	8%
Centene	9%	9%	12%	7%
Substantially all of the revenue from these customers was from the sales of products and plans within the Medicare—Internal and Medicare—External segments.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of June 30, 2021, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 84%, or $17.2 million, of the combined total. As of December 31, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 86%, or $23.2 million, of the combined total.

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

GoHealth, Inc.	2021 Form 10-Q	22

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
The following table presents the percentages of revenues and profit (loss) generated by each of our operating segments for the periods presented:

	Three months ended Jun. 30, 2021	Three months ended Jun. 30, 2020	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Percent of net revenues:
Medicare—Internal	81.5%	68.7%	79.2%	68.1%
Medicare—External	15.9%	22.1%	17.7%	21.3%
IFP and Other—Internal	1.9%	5.5%	1.9%	5.8%
IFP and Other—External	0.7%	3.7%	1.2%	4.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Percent of segment profit (loss):
Medicare—Internal	108.9%	98.3%	105.1%	98.4%
Medicare—External	(5.9)%	1.5%	(3.1)%	0.2%
IFP and Other—Internal	(2.8)%	(0.2)%	(2.1)%	0.6%
IFP and Other—External	(0.2)%	0.4%	0.1%	0.8%
Total segment profit	100.0%	100.0%	100.0%	100.0%
The Transactions
Our historical results of operations prior to the completion of the Transactions, including the IPO, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.
Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of June 30, 2021, public investors collectively own 61.4% of our outstanding Class A common stock, consisting of 64,635 shares of Class A common stock. As of June 30, 2021, GoHealth, Inc. owns 105,318 LLC Interests, representing 33.5% of the economic interest in GoHealth Holdings, LLC, the Founders collectively own 97,301 LLC Interests, representing 30.9% of the economic interest in GoHealth Holdings, LLC, Centerbridge owns 80,793 LLC Interests, representing

GoHealth, Inc.	2021 Form 10-Q	23

25.7% of the economic interest in GoHealth Holdings, LLC, and the Continuing Equity Owners collectively own 31,312 LLC Interests, representing 9.9% of the economic interest in GoHealth Holdings, LLC. Accordingly, as of June 30, 2021, the economic interest in GoHealth Holdings, LLC held by non-controlling interest was 66.5%. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of June 30, 2021, is as follows:
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
Response to COVID-19, Impact and Recovery
It has been approximately 18 months since the World Health Organization declared a pandemic due to COVID-19 and the pandemic continues to have significant impact in the U.S. economy. During the pandemic we successfully transitioned our agents and other employees to a work from home working environment and opened several virtual sites across the country. We believe the investments we have made in our technology infrastructure have allowed for a seamless transition without any material impacts to our business, highlighting its resilience. We believe that our business is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality. The Company has begun to implement a gradual and phased return to the office for certain employees, while we expect other employees will continue to work in a remote environment for the foreseeable future. Employee work location decisions will continue to depend, at least in part, on the level of virus containment and local health and safety regulations. While social distancing requirements have pushed consumers to conduct business remotely, the underlying demand dynamics for our core products remain unchanged. Additionally, because of our remote agent platform, we believe agents will continue to be attracted to our bonus-based agent compensation model and the stable and attractive source of income it can provide, thereby allowing us to continue to recruit and retain agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.
The COVID-19 pandemic has resulted in, and may continue to result in, significant economic disruption in the economy. While the situation has improved, namely with the help of vaccines, variants continue to put stress on the recovery. We continue to closely monitor the situation and its impacts on our business, liquidity, and capital planning initiatives.
We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business—The extent to which the COVID-19 outbreak and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted” in our 2020 Form 10-K for additional information.

GoHealth, Inc.	2021 Form 10-Q	24

Results of Operations
Three months ended June 30, 2021 compared to three months ended June 30, 2020
The following table sets forth the components of our results of operations for the periods presented:

	Three months ended Jun. 30, 2021		Three months ended Jun. 30, 2020
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$147,508	74.9%	$96,606	76.0%
Enterprise	49,394	25.1%	30,451	24.0%
Net revenues	196,902	100.0%	127,057	100.0%
Operating expenses:
Cost of revenue	37,442	19.0%	36,559	28.8%
Marketing and advertising	55,735	28.3%	21,634	17.0%
Customer care and enrollment	61,927	31.5%	28,394	22.3%
Technology	11,983	6.1%	5,705	4.5%
General and administrative	25,251	12.8%	10,359	8.2%
Change in fair value of contingent consideration liability	—	—%	15,300	12.0%
Amortization of intangible assets	23,515	11.9%	23,514	18.5%
Total operating expenses	215,853	109.6%	141,465	111.3%
Income (loss) from operations	(18,951)	(9.6)%	(14,408)	(11.3)%
Interest expense	8,277	4.2%	8,986	7.1%
Loss on extinguishment of debt	11,935	6.1%	—	—%
Other (income) expense, net	44	—%	(505)	(0.4)%
Income (loss) before income taxes	(39,207)	(19.9)%	(22,889)	(18.0)%
Income tax expense (benefit)	(32)	—%	(22)	—%
Net income (loss)	$(39,175)	(19.9)%	$(22,867)	(18.0)%
Net income (loss) attributable to non-controlling interests	(27,186)	(13.8)%	—	—%
Net income (loss) attributable to GoHealth, Inc.	$(11,989)	(6.1)%	$(22,867)	(18.0)%
Non-GAAP financial measures:
EBITDA	$(5,192)		$10,615
Adjusted EBITDA	$14,342		$26,936

Adjusted EBITDA margin	7.3%	21.2%
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
Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation expense, loss on extinguishment of debt, non-recurring legal fees, change in fair value of contingent consideration liability, IPO transaction costs, and severance costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

GoHealth, Inc.	2021 Form 10-Q	25

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

(in thousands)	Three months ended Jun. 30, 2021	Three months ended Jun. 30, 2020
Net revenues	$196,902	$127,057
Net income (loss)	(39,175)	(22,867)
Interest expense	8,277	8,986
Income tax expense (benefit)	(32)	(22)
Depreciation and amortization expense	25,738	24,518
EBITDA	(5,192)	10,615
Loss on extinguishment of debt (1)	11,935	—
Share-based compensation expense (2)	7,599	597
Change in fair value of contingent consideration liability (3)	—	15,300
IPO transactions costs (4)	—	424
Adjusted EBITDA	$14,342	$26,936

Adjusted EBITDA margin	7.3%	21.2%
(1)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.
(2)Represents non-cash share-based compensation expense relating to equity awards.
(3)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(4)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
Net Revenues
Commission Revenues
Commission revenues were $147.5 million for the three months ended June 30, 2021 compared to $96.6 million for the three months ended June 30, 2020. The $50.9 million, or 53%, increase was primarily attributable to increases in commission revenue from the Medicare—Internal segment driven by a 77% increase in Medicare commissionable Approved Submissions and increased LTV Per Approved Submission for the three months ended June 30, 2021 compared to the comparable prior year period.
Enterprise Revenues
Enterprise revenues were $49.4 million for the three months ended June 30, 2021 compared to $30.5 million for the three months ended June 30, 2020. The $18.9 million, or 62%, increase was primarily attributable to an increase of $21.6 million related to partner marketing and enrollment services, partially offset by a $2.7 million decrease in consumer lead sales to external third parties in our external segments, as we strategically shifted to generating consumer leads in the internal channels.
Operating Expense
Cost of Revenue
Cost of revenue was $37.4 million for the three months ended June 30, 2021 compared to $36.6 million for the three months ended June 30, 2020. The $0.9 million, or 2%, increase was primarily attributable to a 4% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising

GoHealth, Inc.	2021 Form 10-Q	26

Marketing and advertising expense was $55.7 million for the three months ended June 30, 2021 compared to $21.6 million for the three months ended June 30, 2020. The $34.1 million, or 158%, increase was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 77% increase in Medicare—Internal commissionable Approved Submissions and 55% increase in net revenue.
Customer Care and Enrollment
Customer care and enrollment expense was $61.9 million for the three months ended June 30, 2021 compared to $28.4 million for the three months ended June 30, 2020. The $33.5 million, or 118%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment to be well-positioned for target annual enrollment period (“AEP”) capacity. Additionally, the increase represents onboarding and new training initiatives, which position us to have the agent efficiency gains necessary to capitalize on opportunities, as well as expenses associated with an increased rate in attrition of agents.
Technology
Technology expense was $12.0 million for the three months ended June 30, 2021 compared to $5.7 million for the three months ended June 30, 2020. The $6.3 million, or 110%, increase was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $25.3 million for the three months ended June 30, 2021 compared to $10.4 million for the three months ended June 30, 2020. The $14.9 million, or 144%, increase was primarily attributable to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business.
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
Amortization of Intangible Assets
Amortization of intangible assets expense was $23.5 million for both the three months ended June 30, 2021 and three months ended June 30, 2020, and relates to the amortization of developed technology and customer relationships.
Interest Expense
Interest expense was $8.3 million for the three months ended June 30, 2021 compared to $9.0 million for the three months ended June 30, 2020. The $0.7 million decrease was due to the refinancing of the Initial Term Loan Facility in June 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $11.9 million for the three months ended June 30, 2021 and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.
Adjusted EBITDA
Adjusted EBITDA was $14.3 million for the three months ended June 30, 2021 compared to $26.9 million for the three months ended June 30, 2020. The $12.6 million, or 47%, decrease was due to our strategic investments in agent capacity and capabilities to be well-positioned for target AEP production.

GoHealth, Inc.	2021 Form 10-Q	27

Six months ended June 30, 2021 compared to six months ended June 30, 2020
The following table sets forth the components of our results of operations for the periods presented:

	Six months ended Jun. 30, 2021		Six months ended Jun. 30, 2020
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$321,489	80.2%	$209,116	78.0%
Enterprise	79,592	19.8%	58,951	22.0%
Net revenues	401,081	100.0%	268,067	100.0%
Operating expenses:
Cost of revenue	85,817	21.4%	78,693	29.4%
Marketing and advertising	110,219	27.5%	47,708	17.8%
Customer care and enrollment	109,021	27.2%	52,371	19.5%
Technology	21,600	5.4%	10,298	3.8%
General and administrative	44,944	11.2%	20,849	7.8%
Change in fair value of contingent consideration liability	—	—%	19,700	7.3%
Amortization of intangible assets	47,029	11.7%	47,029	17.5%
Total operating expenses	418,630	104.4%	276,648	103.2%
Income (loss) from operations	(17,549)	(4.4)%	(8,581)	(3.2)%
Interest expense	16,965	4.2%	15,742	5.9%
Loss on extinguishment of debt	11,935	3.0%	—	—%
Other (income) expense, net	57	—%	(495)	(0.2)%
Income (loss) before income taxes	(46,506)	(11.6)%	(23,828)	(8.9)%
Income tax expense (benefit)	(63)	—%	(24)	—%
Net income (loss)	$(46,443)	(11.6)%	$(23,804)	(8.9)%
Net income (loss) attributable to non-controlling interests	(32,364)	(8.1)%	—	—%
Net income (loss) attributable to GoHealth, Inc.	$(14,079)	(3.5)%	$(23,804)	(8.9)%
Non-GAAP financial measures:
EBITDA	$21,564		$40,579
Adjusted EBITDA	$46,390		$61,857

Adjusted EBITDA margin	11.6%	23.1%
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

(in thousands)	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Net revenues	$401,081	$268,067
Net income (loss)	(46,443)	(23,804)
Interest expense	16,965	15,742
Income tax expense (benefit)	(63)	(24)
Depreciation and amortization expense	51,105	48,665
EBITDA	21,564	40,579
Loss on extinguishment of debt (1)	11,935	—
Share-based compensation expense (2)	12,711	1,077
Legal fees (3)	180	—
Change in fair value of contingent consideration liability (4)	—	19,700
IPO transactions costs (5)	—	424
Severance costs (6)	—	77
Adjusted EBITDA	$46,390	$61,857

Adjusted EBITDA margin	11.6%	23.1%
(1)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.
(2)Represents non-cash share-based compensation expense relating to equity awards.
(3)Represents non-recurring legal fees unrelated to our core operations.

GoHealth, Inc.	2021 Form 10-Q	28

(4)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(5)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(6)Represents costs associated with the termination of employment.
Net Revenues
Commission Revenues
Commission revenues were $321.5 million for the six months ended June 30, 2021 compared to $209.1 million for the six months ended June 30, 2020. The $112.4 million, or 54%, increase was primarily attributable to increases in commission revenue from the Medicare—Internal segment driven by a 63% increase in Medicare commissionable Approved Submissions and increased LTV Per Approved Submission for the six months ended June 30, 2021 compared to the comparable prior year period.
Enterprise Revenues
Enterprise revenues were $79.6 million for the six months ended June 30, 2021 compared to $59.0 million for the six months ended June 30, 2020. The $20.6 million, or 35%, increase was primarily attributable to an increase of $26.0 million related to partner marketing and enrollment services, partially offset by a $6.0 million decrease in consumer lead sales to external third parties in our external segments, as we strategically shifted to generating consumer leads in the internal channels.
Operating Expense
Cost of Revenue
Cost of revenue was $85.8 million for the six months ended June 30, 2021 compared to $78.7 million for the six months ended June 30, 2020. The $7.1 million, or 9%, increase was primarily attributable to a 16% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $110.2 million for the six months ended June 30, 2021 compared to $47.7 million for the six months ended June 30, 2020. The $62.5 million, or 131%, increase was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 63% increase in Medicare—Internal commissionable Approved Submissions and 50% increase in net revenue.
Customer Care and Enrollment
Customer care and enrollment expense was $109.0 million for the six months ended June 30, 2021 compared to $52.4 million for the six months ended June 30, 2020. The $56.7 million, or 108%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment to be well-positioned for target AEP capacity. Additionally, the increase represents onboarding and new training initiatives, which position us to have the agent efficiency gains necessary to capitalize on opportunities, as well as expenses associated with an increased rate in attrition of agents.
Technology
Technology expense was $21.6 million for the six months ended June 30, 2021 compared to $10.3 million for the six months ended June 30, 2020. The $11.3 million, or 110%, increase was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $44.9 million for the six months ended June 30, 2021 compared to $20.8 million for the six months ended June 30, 2020. The $24.1 million, or 116%, increase was primarily attributable to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business.

GoHealth, Inc.	2021 Form 10-Q	29

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
Amortization of Intangible Assets
Amortization of intangible assets expense was $47.0 million for both the six months ended June 30, 2021 and six months ended June 30, 2020, and relates to the amortization of developed technology and customer relationships.
Interest Expense
Interest expense was $17.0 million for the six months ended June 30, 2021 compared to $15.7 million for the six months ended June 30, 2020. The $1.2 million increase was due to additional debt outstanding on our Credit Facilities.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $11.9 million for the six months ended June 30, 2021 and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.
Adjusted EBITDA
Adjusted EBITDA was $46.4 million for the six months ended June 30, 2021 compared to $61.9 million for the six months ended June 30, 2020. The $15.5 million, or 25%, decrease was due to our strategic investments in agent capacity and capabilities to be well-positioned for target AEP production.

GoHealth, Inc.	2021 Form 10-Q	30

Segment Information
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Our operating segments have been determined in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. We have four operating segments: Medicare—Internal, Medicare—External, IFP and Other—Internal, and IFP and Other—External. In addition, we separately report other expenses (classified as “corporate expense” in the following table), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments, as they are not the responsibility of segment operating management. The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 12, “Operating Segments And Significant Customers,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended Jun. 30, 2021		Three months ended Jun. 30, 2020
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$160,433	81.5%	$87,201	68.7%
Medicare—External	31,379	15.9%	28,108	22.1%
IFP and Other—Internal	3,788	1.9%	7,019	5.5%
IFP and Other—External	1,302	0.7%	4,729	3.7%
Net revenues	196,902	100.0%	127,057	100.0%
Segment profit (loss):
Medicare—Internal	31,257	15.9%	32,746	25.8%
Medicare—External	(1,688)	(0.9)%	495	0.4%
IFP and Other—Internal	(800)	(0.4)%	(54)	—%
IFP and Other—External	(57)	—%	130	0.1%
Segment profit	28,712	14.6%	33,317	26.2%
Corporate expense	24,148	12.3%	8,911	7.0%
Change in fair value of contingent consideration liability	—	—%	15,300	12.0%
Amortization of intangible assets	23,515	11.9%	23,514	18.5%
Loss on extinguishment of debt	11,935	6.1%	—	—%
Interest expense	8,277	4.2%	8,986	7.1%
Other (income) expense, net	44	—%	(505)	(0.4)%
Income (loss) before income taxes	$(39,207)	(19.9)%	$(22,889)	(18.0)%
Net Revenues
Net revenues for the Medicare—Internal segment were $160.4 million for the three months ended June 30, 2021 compared to $87.2 million for the three months ended June 30, 2020. The $73.2 million, or 84%, increase was primarily attributable to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 77% increase in commissionable Approved Submissions.
Net revenues for the Medicare—External segment were $31.4 million for the three months ended June 30, 2021 compared to $28.1 million for the three months ended June 30, 2020. The $3.3 million, or 12%, increase was primarily attributable to a 4% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $3.8 million for the three months ended June 30, 2021 compared to $7.0 million for the three months ended June 30, 2020. Net revenues for the IFP and Other—External segment were $1.3 million for the three months ended June 30, 2021 compared to $4.7 million for the three months ended June 30, 2020. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold, as well as a strategic shift towards higher margin Medicare products.
Segment Profit (Loss)
Segment profit for the Medicare—Internal segment was $31.3 million for the three months ended June 30, 2021 compared to $32.7 million for the three months ended June 30, 2020. The $1.5 million, or 5%, decrease was primarily attributable to (i) increased marketing and advertising costs, which contributed to a 77% increase in Medicare—Internal commissionable Approved Submissions and a 55% increase in net revenue, and (ii) increased customer care and enrollment costs attributable to the hiring, onboarding, and training of additional agents to position us to achieve target AEP production.

GoHealth, Inc.	2021 Form 10-Q	31

Segment loss for the Medicare—External segment was $1.7 million for the three months ended June 30, 2021 compared to a profit of $0.5 million for the three months ended June 30, 2020. The change was primarily attributable to an increase in marketing and advertising costs.
Segment loss for the IFP and Other—Internal segment was $0.8 million for the three months ended June 30, 2021 compared to a loss of $0.1 million for the three months ended June 30, 2020. The change was primarily attributable to a change in product mix sold by agents for IFP and Other plans, as well as an overall strategic shift towards higher margin Medicare products.
Segment loss for the IFP and Other—External segment was $0.1 million for the three months ended June 30, 2021 compared to a profit of $0.1 million for the three months ended June 30, 2020. The change was primarily attributable to a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.
Six months ended June 30, 2021 compared to six months ended June 30, 2020

(in thousands)	Six months ended Jun. 30, 2021		Six months ended Jun. 30, 2020
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$317,786	79.2%	$182,488	68.1%
Medicare—External	70,879	17.7%	57,053	21.3%
IFP and Other—Internal	7,763	1.9%	15,651	5.8%
IFP and Other—External	4,653	1.2%	12,875	4.8%
Net revenues	401,081	100.0%	268,067	100.0%
Segment profit (loss):
Medicare—Internal	77,700	19.4%	74,482	27.8%
Medicare—External	(2,319)	(0.6)%	173	0.1%
IFP and Other—Internal	(1,529)	(0.4)%	427	0.2%
IFP and Other—External	103	—%	642	0.2%
Segment profit	73,955	18.4%	75,724	28.2%
Corporate expense	44,475	11.1%	17,576	6.6%
Change in fair value of contingent consideration liability	—	—%	19,700	7.3%
Amortization of intangible assets	47,029	11.7%	47,029	17.5%
Loss on extinguishment of debt	11,935	3.0%	—	—%
Interest expense	16,965	4.2%	15,742	5.9%
Other (income) expense, net	57	—%	(495)	(0.2)%
Income (loss) before income taxes	$(46,506)	(11.6)%	$(23,828)	(8.9)%
Net Revenues
Net revenues for the Medicare—Internal segment were $317.8 million for the six months ended June 30, 2021 compared to $182.5 million for the six months ended June 30, 2020. The $135.3 million, or 74%, increase was primarily attributable to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 63% increase in commissionable Approved Submissions.
Net revenues for the Medicare—External segment were $70.9 million for the six months ended June 30, 2021 compared to $57.1 million for the six months ended June 30, 2020. The $13.8 million, or 24%, increase was primarily attributable to a 16% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $7.8 million for the six months ended June 30, 2021 compared to $15.7 million for the six months ended June 30, 2020. Net revenues for the IFP and Other—External segment were $4.7 million for the six months ended June 30, 2021 compared to $12.9 million for the six months ended June 30, 2020. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold, as well as a strategic shift towards higher margin Medicare products.
Segment Profit (Loss)
Segment profit for the Medicare—Internal segment was $77.7 million for the six months ended June 30, 2021 compared to $74.5 million for the six months ended June 30, 2020. The $3.2 million, or 4%, increase was primarily attributable to the 63% increase of Medicare commissionable Approved Submissions, which was primarily attributable to (i) improvements in our LeadScore and

GoHealth, Inc.	2021 Form 10-Q	32

call-routing technologies allowing our agents to successfully convert more qualified prospects into Submitted Policies and (ii) improved marketing efficiencies driven by our rapid test-and-learn approach across our marketing channels, as well as an expansion of the diversity and breadth of our omnichannel marketing efforts, which together enabled the acquisition of higher quality prospects.
Segment loss for the Medicare—External segment was $2.3 million for the six months ended June 30, 2021 compared to a gain of $0.2 million for the six months ended June 30, 2020. The change was primarily attributable to an increase in marketing and advertising costs.
Segment loss for the IFP and Other—Internal segment was $1.5 million for the six months ended June 30, 2021 compared to a profit of $0.4 million for the six months ended June 30, 2020. The change was primarily attributable to a change in product mix sold by agents for IFP and Other plans, as well as an overall strategic shift towards higher margin Medicare products.
Segment profit for the IFP and Other—External segment was $0.1 million for the six months ended June 30, 2021 compared to $0.6 million for the six months ended June 30, 2020. The change was primarily attributable to a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.
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
The LTV/CAC for the Medicare—Internal segment was 1.6x (with a CAC of $73.2 million) for the three months ended June 30, 2021 compared to 2.6x (with a CAC of $23.8 million) for the three months ended June 30, 2020. The decrease in LTV/CAC was primarily attributable to the hiring and training of additional agents in the Medicare—Internal segment to be well-positioned for target AEP capacity, as well as an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 77% increase in Medicare—Internal commissionable Approved Submissions and 84% increase in Medicare—Internal revenue.
The LTV/CAC for the Medicare—Internal segment was 1.7x (with a CAC of $148.4 million) for the six months ended June 30, 2021 compared to 2.7x (with a CAC of $50.5 million) for the six months ended June 30, 2020. The increase in LTV/CAC is attributable to the same factors described above.
Submitted Policies
Submitted Policies represent completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2021 Form 10-Q	33

The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

(in actuals)	Three months ended Jun. 30, 2021	Three months ended Jun. 30, 2020	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Medicare Advantage	153,163	99,078	326,037	216,413
Medicare Supplement	1,022	2,248	2,126	4,919
Prescription Drug Plans	2,374	1,969	4,967	4,431
Total Medicare—Commissionable	156,559	103,295	333,130	225,763
Medicare Advantage	3,232	7,407	9,171	14,334
Medicare Supplement	2,042	1,734	3,692	3,546
Prescription Drug Plans	791	955	1,676	1,753
Total Medicare—Non-commissionable	6,065	10,096	14,539	19,633
Total Medicare Submitted Policies	162,624	113,391	347,669	245,396
Total Medicare Submitted Policies were 162,624 and 113,391 for the three months ended June 30, 2021 and 2020, respectively, and 347,669 and 245,396 for the six months ended June 30, 2021 and 2020, respectively. The increase is attributable to improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects, along with increased efficiency of our agents. Agent efficiency increased due to the implementation of more efficient marketing strategies and improvements in our LeadScore and call-routing technologies, which allowed our agents to increase the number of qualified prospects they are able to talk to and improve the rate at which a qualified prospect converts to a Submitted Policy. Additionally, the successful hiring, onboarding, and training of additional agents contributed to the increase in Submitted Policies. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
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
Medicare—Internal

(in actuals)	Three months ended Jun. 30, 2021	Three months ended Jun. 30, 2020	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Medicare Advantage	121,299	67,818	250,185	151,426
Medicare Supplement	268	465	519	1,287
Prescription Drug Plans	2,033	1,571	4,317	3,745
Total Medicare—Internal Commissionable Approved Submissions	123,600	69,854	255,021	156,458
Medicare—Internal commissionable Approved Submissions were 123,600 and 69,854 for the three months ended June 30, 2021 and 2020, respectively, and 255,021 and 156,458 for the six months ended June 30, 2021 and 2020, respectively. The increase was attributable to the hiring of additional agents, the increased efficiency of our agents due to technology improvements and improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects.

GoHealth, Inc.	2021 Form 10-Q	34

Medicare—External

(in actuals)	Three months ended Jun. 30, 2021	Three months ended Jun. 30, 2020	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Medicare Advantage	31,450	28,979	73,691	61,266
Medicare Supplement	665	1,633	1,396	3,191
Prescription Drug Plans	236	405	525	854
Total Medicare—External Commissionable Approved Submissions	32,351	31,017	75,612	65,311
Medicare—External commissionable Approved Submissions were 32,351 and 31,017 for the three months ended June 30, 2021 and 2020, respectively, and 75,612 and 65,311 for the six months ended June 30, 2021 and 2020, respectively. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
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
The following table presents the LTV Per Approved Submission by product for the Medicare segments for the periods presented:

(in actuals)	Three months ended Jun. 30, 2021	Three months ended Jun. 30, 2020	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Medicare Advantage	$953	$905	$975	$877
Medicare Supplement	$846	$937	$821	$928
Prescription Drug Plans	$215	$215	$215	$216
LTV Per Approved Submission for Medicare Advantage were $953 and $905 for the three months ended June 30, 2021 and 2020, respectively, and $975 and $877 for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to an increase in commission rates.
LTV Per Approved Submission for Medicare Supplement were $846 and $937 for the three months ended June 30, 2021 and 2020, respectively, and $821 and $928 for the six months ended June 30, 2021 and 2020, respectively. The decrease was primarily due to changes in carrier mix.
LTV Per Approved Submission for prescription drug plans were relatively unchanged for both the three months ended June 30, 2021 compared to 2020 and the six months ended June 30, 2021 compared to 2020.
IFP and Other Segments
Submitted Policies
Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.
Total Submitted Policies for the IFP and Other segments were 16,498 and 26,718 for the three months ended June 30, 2021 and 2020, respectively. The decrease was due to a change in strategy to prioritize agents and marketing and advertising spend in the higher margin Medicare segments.

GoHealth, Inc.	2021 Form 10-Q	35

Total Submitted Policies for the IFP and Other segments were 33,322 and 63,053 for the six months ended June 30, 2021 and 2020, respectively. The decrease was due to a change in strategy to prioritize agents and marketing and advertising spend in the higher margin Medicare segments.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At June 30, 2021, cash and cash equivalents totaled $112.9 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500 shares of common stock at the IPO price of $21.00, and generated net proceeds of $852.4 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of June 30, 2021, we had no amounts outstanding under the Revolving Credit Facilities and had a remaining capacity of $200.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the six months ended June 30, 2021 and 2020 :

(in thousands)	Six months ended Jun. 30, 2021	Six months ended Jun. 30, 2020
Net cash used in operating activities	$(32,250)	$(4,169)
Net cash used in investing activities	$(7,909)	$(7,764)
Net cash provided by financing activities	$8,888	$117,900
Operating Activities
Cash provided by operating activities primarily consists of net loss adjusted for non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; change in the fair value of contingent consideration; amortization of debt discount and issuance costs; loss on extinguishment of debt; and the effect of changes in working capital and other activities.
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
Net cash used in operating activities was $32.3 million for the six months ended June 30, 2021, which consisted of a $46.4 million net loss and positive adjustments for non-cash items of $76.1 million, offset by negative adjustments for operating assets and liabilities of $61.9 million. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $63.7 million and an increase in prepaid expenses and other assets of $11.8 million, partially offset by an increase in commissions payable of $4.7 million, an increase in accounts payable of $6.1 million and an increase in accrued liabilities of $4.0 million.
Net cash used in operating activities was $4.2 million for the six months ended June 30, 2020, which consisted of $23.8 million in net loss and adjustments for non-cash items of $70.0 million, offset by the effect of changes in operating assets and liabilities representing a $50.4 million use of cash. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $58.7 million, a decrease in deferred revenue of $14.2 million, a decrease in accounts payable of $3.5 million, and a decrease in accrued liabilities of $7.6 million, partially offset by a decrease in prepaid expenses and other assets of $1.8 million, a decrease in accounts receivable of $12.4 million and an increase in commissions payable of $18.1 million.
Investing Activities
Net cash used in investing activities was $7.9 million for the six months ended June 30, 2021 and consisted of capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.

GoHealth, Inc.	2021 Form 10-Q	36

Net cash used in investing activities of $7.8 million for the six months ended June 30, 2020 was primarily attributable to both capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2021 and was primarily due to the borrowings under term loans of $310.0 million and the collection of the short-term advancement to NVX Holdings, partially offset by principal payments under the term loans of $296.8 million and call premium paid for debt extinguishment of $5.9 million as further described below .
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
Credit Facilities
Term Loan Facilities
On September 13, 2019, in connection with the Acquisition, Norvax (“the Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”).
On June 11, 2021, the Company entered into Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 5”). Amendment No. 5 creates a new class of incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million, which was used to refinance $295.5 million of outstanding principal under the Initial Term Loan Facility, pay the related accrued interest and fund the prepayment premium. In connection with Amendment No. 5 and the refinancing of the Initial Term Loan, the Company recognized an $11.9 million loss on debt extinguishment, representing the 2% prepayment premium of $5.9 million and the write-down of deferred financing costs and debt discounts of $6.0 million. The Company incurred $1.7 million of debt issuance costs associated with Amendment No. 5, which are being amortized over the life of the debt to interest expense using the effective interest method.
The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, and the 2021 Incremental Term Loans as the “Term Loan Facilities”.
As of June 30, 2021, the Company had a principal amount of $115.5 million and $310.0 million outstanding under the Incremental Term Loan Facility and the 2021 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both June 30, 2021 and December 31, 2020. The 2021 Incremental Term Loans’ effective interest rate was 5.0% at June 30, 2021.
Borrowings under the Initial Term Loan and the Incremental Term Loan Facility are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. The 2021 Incremental Term Loans bear interest at either (i) ABR plus 3.00% per annum or (ii) LIBOR plus 4.00% per annum.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Revolving Credit Facilities
The Credit Agreement provided for a $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”).
On May 7, 2021, the Company entered into a fourth amendment to the Credit Agreement, which provided $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”), for a total amount of $200.0 million.
The Company collectively refers to the Revolving Credit Facility, the Incremental Revolving Credit Facilities, and the Incremental No. 4 Revolving Credit Facility as the “Revolving Credit Facilities”.

GoHealth, Inc.	2021 Form 10-Q	37

Amendment No. 5, as described above, also separates the Revolving Credit Facilities into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million.
Borrowings under the Class A Revolving Commitments bear interest at either ABR plus 5.50% per annum or LIBOR plus 6.50% per annum. Borrowings under the Class B Revolving Commitments bear interest at either ABR plus 3.00% per annum or LIBOR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had no amounts outstanding under the Revolving Credit Facilities, which have a remaining capacity of $200.0 million in the aggregate as of June 30, 2021. Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2020 Form 10-K. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our 2020 Form 10-K.
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

GoHealth, Inc.	2021 Form 10-Q	38

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2021 Form 10-Q	39

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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

GoHealth, Inc.	2021 Form 10-Q	40

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020
10.1	Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	5/13/2021
10.2	Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement, dated as of June 11, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	01-39390	10.1	6/14/2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.

GoHealth, Inc.	2021 Form 10-Q	41

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	August 11, 2021	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer (Principal Executive Officer)

Date:	August 11, 2021	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2021 Form 10-Q	42