Form 10-Q
period 2021-09-30
GoHealth, Inc.
filed 2021-11-10
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2021, the registrant had 114,773,928 shares of Class A common stock, $0.0001 par value per share, outstanding and 205,934,452 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for share-based compensation expense, accelerated vesting of certain equity awards, loss on extinguishment of debt, loss on sublease, non-recurring legal fees, change in fair value of contingent consideration liability, IPO transaction costs, and severance costs.
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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2021	2020	2021	2020
Net revenues:
Commission	$174,948	$101,390	$496,437	$310,506
Enterprise	36,786	61,970	116,378	120,921
Net revenues	211,734	163,360	612,815	431,427
Operating expenses:
Cost of revenue	53,632	25,827	139,449	104,520
Marketing and advertising	59,511	62,848	169,730	110,556
Customer care and enrollment	87,813	52,896	196,834	105,267
Technology	11,651	39,520	33,251	49,818
General and administrative	24,232	156,551	69,176	177,400
Change in fair value of contingent consideration liability	—	—	—	19,700
Amortization of intangible assets	23,514	23,514	70,543	70,543
Total operating expenses	260,353	361,156	678,983	637,804
Income (loss) from operations	(48,619)	(197,796)	(66,168)	(206,377)
Interest expense	6,921	8,636	23,886	24,378
Loss on extinguishment of debt	—	—	11,935	—
Other (income) expense, net	(30)	2	27	(494)
Income (loss) before income taxes	(55,510)	(206,434)	(102,016)	(230,261)
Income tax expense (benefit)	(79)	62	(142)	38
Net income (loss)	(55,431)	(206,496)	(101,874)	(230,299)
Net income (loss) attributable to non-controlling interests	(35,248)	(150,076)	(67,612)	(150,076)
Net income (loss) attributable to GoHealth, Inc.	$(20,183)	$(56,420)	$(34,262)	$(80,223)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted (1)	$(0.18)	$(0.65)	$(0.33)	$(0.65)
Weighted-average shares of Class A common stock outstanding — basic and diluted	113,938	84,183	102,939	84,183
(1) Net loss per share of Class A common stock—basic and diluted is the same for both the three and nine months ended September 30, 2020 as both periods are based on the post-IPO net loss from July 17, 2020 to September 30, 2020.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2021	2020	2021	2020
Net income (loss)	$(55,431)	$(206,496)	$(101,874)	$(230,299)
Other comprehensive income (loss):
Foreign currency translation adjustments	31	(85)	(68)	13
Comprehensive income (loss)	(55,400)	(206,581)	(101,942)	(230,286)
Comprehensive income (loss) attributable to non-controlling interests	(35,226)	(150,145)	(67,659)	(150,145)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(20,174)	$(56,436)	$(34,283)	$(80,141)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Sep. 30, 2021	Dec. 31, 2020
Assets
Current assets:
Cash and cash equivalents	$85,221	$144,234
Accounts receivable, net of allowance for doubtful accounts of $634 in 2021 and $787 in 2020	8,578	14,211
Receivable from NVX Holdings, Inc.	—	3,395
Commissions receivable - current	133,422	188,128
Prepaid expense and other current assets	29,291	41,854
Total current assets	256,512	391,822
Commissions receivable - non-current	837,958	622,270
Other long-term assets	3,988	2,072
Property, equipment, and capitalized software, net	27,424	17,353
Intangible assets, net	618,183	688,726
Goodwill	386,553	386,553
Total assets	$2,130,618	$2,108,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,297	$8,733
Accrued liabilities	32,737	26,926
Commissions payable - current	60,303	78,478
Deferred revenue	561	736
Current portion of long-term debt	4,270	4,170
Other current liabilities	10,764	8,328
Total current liabilities	132,932	127,371
Non-current liabilities:
Commissions payable - non-current	237,005	182,596
Long-term debt, net of current portion	439,216	396,400
Other non-current liabilities	3,676	3,274
Total non-current liabilities	679,897	582,270
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 114,713 and 84,196 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	11	8
Class B common stock – $0.0001 par value; 588,002 and 619,004 shares authorized; 205,995 and 236,997 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	21	24
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Additional paid-in capital	550,455	399,169
Accumulated other comprehensive income (loss)	(4)	17
Accumulated deficit	(53,064)	(18,802)
Total stockholders’ equity attributable to GoHealth, Inc.	497,419	380,416
Non-controlling interests	820,370	1,018,739
Total stockholders’ equity	1,317,789	1,399,155
Total liabilities and stockholders’ equity	$2,130,618	$2,108,796
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands, unaudited)

	Three months ended Sep. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jun. 30, 2021	105,318	$10	215,495	$22	$503,689	$(32,881)	$(13)	$894,973	$1,365,800
Issuance of Class A common shares related to share-based compensation plans	20	—			—				—
Net loss						(20,183)		(35,248)	(55,431)
Share-based compensation expense					7,389			—	7,389
Foreign currency translation adjustment							9	22	31
Forfeitures of Time-Vesting Units			(125)	—					—
Redemption of LLC Interests	9,375	1	(9,375)	(1)	39,377			(39,377)	—
Balance at Sep. 30, 2021	114,713	$11	205,995	$21	$550,455	$(53,064)	$(4)	$820,370	$1,317,789

	Three months ended Sep. 30, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’/Members’ Equity
Balance at Jun. 30, 2020	$1,047,513	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss prior to the Transactions	(1,662)									—
Share-based compensation expense prior to the Transactions	106									—
Foreign currency translation adjustment prior to the Transactions	(155)									—
Effect of the Transactions	(1,045,802)			307,980	31	(524,977)			1,570,748	1,045,802
Issuance of common stock sold in IPO, net of offering costs		43,500	4			852,403				852,407
Effect of the Blocker Merger		40,683	4	(45,503)	(5)				(96,164)	(96,165)
Effect of purchase of LLC Interests				(25,480)	(2)				(508,318)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Net loss subsequent to the Transactions							(54,758)		(150,076)	(204,834)
Share-based compensation expense subsequent to the Transactions						2,664				2,664
Foreign currency translation adjustment subsequent to the Transactions								(85)		(85)
Balance at Sep. 30, 2020	$—	84,183	$8	236,997	$24	$392,490	$(54,758)	$(85)	$925,490	$1,263,169
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands, unaudited)

	Nine months ended Sep. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Issuance of Class A common shares related to share-based compensation plans	94	—			476				476
Net loss						(34,262)		(67,612)	(101,874)
Share-based compensation expense					20,100				20,100
Foreign currency translation adjustment							(21)	(47)	(68)
Forfeitures of Time-Vesting Units			(579)	—					—
Redemption of LLC Interests	30,423	3	(30,423)	(3)	130,710			(130,710)	—
Balance at Sep. 30, 2021	114,713	$11	205,995	$21	$550,455	$(53,064)	$(4)	$820,370	$1,317,789

	Nine months ended Sep. 30, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’/Members’ Equity
Balance at Jan. 1, 2020	$860,144	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Senior Preferred Earnout Units	100,000									—
Issuance of Common Earnout Units	100,000									—
Issuance of common units	10,000									—
Net loss prior to the Transactions	(25,465)									—
Share-based compensation expense prior to the Transactions	1,182									—
Foreign currency translation adjustment prior to the Transactions	(59)									—
Effect of the Transactions	(1,045,802)			307,980	31	(524,977)			1,570,748	1,045,802
Issuance of common stock sold in IPO, net of offering costs		43,500	4			852,403				852,407
Effect of the Blocker Merger		40,683	4	(45,503)	(5)				(96,164)	(96,165)
Effect of purchase of LLC Interests				(25,480)	(2)				(508,318)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Net loss subsequent to the Transactions							(54,758)		(150,076)	(204,834)
Share-based compensation expense subsequent to the Transactions						2,664				2,664
Foreign currency translation adjustment subsequent to the Transactions								(85)		(85)
Balance at Sep. 30, 2020	$—	84,183	$8	236,997	$24	$392,490	$(54,758)	$(85)	$925,490	$1,263,169
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended Sep. 30,
	2021	2020
Operating Activities
Net income (loss)	$(101,874)	$(230,299)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	20,100	213,146
Depreciation and amortization	6,632	2,899
Amortization of intangible assets	70,543	70,543
Amortization of debt discount and issuance costs	1,696	1,744
Change in fair value of contingent consideration	—	19,700
Loss on extinguishment of debt	11,935	—
Loss on sublease	1,062	—
Other non-cash items	(708)	(1,100)
Changes in assets and liabilities:
Accounts receivable	6,173	14,860
Commissions receivable	(160,982)	(117,888)
Prepaid expenses and other assets	10,471	(10,884)
Accounts payable	18,298	(4,402)
Accrued liabilities	5,693	(1,793)
Deferred revenue	(175)	40,188
Commissions payable	36,233	27,983
Other liabilities	2,484	4,138
Net cash (used in) provided by operating activities	(72,419)	28,835
Investing Activities
Purchases of property, equipment and software	(19,269)	(12,023)
Net cash used in investing activities	(19,269)	(12,023)
Financing Activities
Proceeds from borrowings	335,000	117,000
Repayment of borrowings	(297,903)	(2,835)
Call premium paid for debt extinguishment	(5,910)	—
Debt issuance cost payments	(1,608)	(6,291)
Principal payments under capital lease obligations	(231)	(218)
Cash received on advancement to NVX Holdings, Inc.	3,395	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	852,407
Payment of partial consideration to Blocker Shareholders in the Blocker Merger	—	(96,165)
Purchase of LLC Interests from Continuing Equity Owners	—	(508,320)
Settlement of Senior Preferred Earnout Units	—	(100,000)
Proceeds received upon issuance of common units	—	10,000
Net cash provided by financing activities	32,743	265,578
Effect of exchange rate changes on cash and cash equivalents	(68)	(68)
Increase (decrease) in cash and cash equivalents	(59,013)	282,322
Cash and cash equivalents at beginning of period	144,234	12,276
Cash and cash equivalents at end of period	$85,221	$294,598
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$2,734	$1,104
Issuance of Senior Preferred Earnout Units to settle contingent consideration liability	$—	$100,000
Issuance of common A and B units to settle contingent consideration liability	$—	$100,000
Net issuance of Class A and Class B common stock in connection with the Transactions	$—	$30
Settlement of contingent consideration liability	$—	$62,400
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-Q	9

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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, but do not include all information and footnote disclosures required under U.S. GAAP for annual financial statements. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation, including a reclassification of unbilled receivables that was previously reported within accounts receivables, net, to prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. Refer to Note 9, “Revenue,” for information on unbilled receivables. These reclassifications had no impact on the Company’s financial position, results of operations, or cash flows.
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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. As the Company expects to lose its emerging growth company (“EGC”) status as of December 31, 2021, the new guidance will be effective January 1, 2021 and will be applied in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021. The Company expects to elect the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company expects to apply the package of practical expedients upon adoption. While we are still finalizing the impact this guidance will have on our consolidated financial statements, based on our lease portfolio as of January 1, 2021, the Company expects it will record right-of-use assets and lease liabilities, primarily related to real estate, in a range of $25 million to $30 million upon adoption of this guidance. We currently do not expect the amended guidance to have any other material impacts on our financial statements.

In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. As the Company expects to lose its EGC status as of December 31, 2021, the new guidance will be effective January 1, 2021 and will be applied in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021. The Company is currently evaluating the new guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance simplifies the accounting for income taxes. As the Company expects to lose its EGC status as of December 31, 2021, the new guidance will be effective January 1, 2021 and will be applied in the Company’s Annual Report on Form 10-K for the year ending December 31, 2021. The Company is currently evaluating the guidance to determine the impact it will have on its Condensed Consolidated Financial Statements and related disclosures.
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

GoHealth, Inc.	2021 Form 10-Q	12

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

(in thousands)
Balance at Dec. 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700
Settlement of 2020 earnout	(62,400)
Balance at Sep. 30, 2020	$—
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
The Company tests goodwill for impairment at the reporting unit level annually on November 30th and whenever events or circumstances make it more likely than not that an impairment may have occurred. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned when initially recorded. The Company has four reporting units, which are the same as its four operating segments.
There was no impairment of goodwill for the three and nine months ended September 30, 2021 and 2020.
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Sep. 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$145,257	$350,743
Customer relationships	232,000	47,560	184,440
Total intangible assets subject to amortization	$728,000	$192,817	$535,183
Indefinite-lived trade names			83,000
Total intangible assets			$618,183

	Dec. 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$92,114	$403,886
Customer relationships	232,000	30,160	201,840
Total intangible assets subject to amortization	$728,000	$122,274	$605,726
Indefinite-lived trade names			83,000
Total intangible assets			$688,726
There was no impairment of intangible assets for the three and nine months ended September 30, 2021 and 2020.

GoHealth, Inc.	2021 Form 10-Q	13

As of September 30, 2021, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2021	$17,714	$5,800	$23,514
2022	70,857	23,200	94,057
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
Thereafter	49,601	85,840	135,441
Total	$350,743	$184,440	$535,183
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Sep. 30, 2021	Dec. 31, 2020
Term Loan Facilities	$424,470	$412,373
Revolving Credit Facilities	25,000	—
Less: Unamortized debt discount and issuance costs	(5,984)	(11,803)
Total debt	$443,486	$400,570
Less: Current portion of long-term debt	(4,270)	(4,170)
Total long-term debt	$439,216	$396,400
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
As of September 30, 2021, the Company had a principal amount of $115.2 million and $309.2 million outstanding under the Incremental Term Loan Facility and the 2021 Incremental Term Loans, respectively. As of December 31, 2020, the Company had a principal amount of $296.3 million and $116.1 million outstanding under the Initial Term Loan Facility and Incremental Term Loan Facility, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both September 30, 2021 and December 31, 2020. The 2021 Incremental Term Loans effective interest rate was 5.0% at September 30, 2021. The Initial Term Loan Facility effective interest rate was 7.5% at December 31, 2020.
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
The Company had $25.0 million outstanding under the Revolving Credit Facilities as of September 30, 2021 and no amounts outstanding as of December 31, 2020. The Revolving Credit Facilities have a remaining capacity of $175.0 million in the aggregate as of September 30, 2021.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of September 30, 2021.
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

GoHealth, Inc.	2021 Form 10-Q	15

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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2021 was 64.5% and 67.9%, respectively, and 73.8% for both the three and nine months ended September 30, 2020. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2020 is the same as both periods are based on the post-IPO net loss from July 17, 2020 to September 30, 2020.
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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2021	2020	2021	2020
Marketing and advertising	$698	$24,709	$1,462	$24,829
Customer care and enrollment	957	11,993	2,796	12,050
Technology	910	32,748	2,791	32,907
General and administrative	4,824	142,620	13,051	143,360
Total share-based compensation expense	$7,389	$212,070	$20,100	$213,146
Performance Stock Units (“PSUs”)
During the nine months ended September 30, 2021, the Company granted to certain of its employees 489 shares of Class A common stock issuable pursuant to PSUs. The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant date fair value of the PSUs was $22.17. The Company recognizes the grant date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period. For the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense related to PSUs of $0.8 million and $2.2 million, respectively.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
On July 7, 2020, the Company adopted the 2020 ESPP. The first offering period of the 2020 ESPP commenced on January 1, 2021 and expired on June 30, 2021. The current offering period of the 2020 ESPP commenced on July 1, 2021, and will expire on December 31, 2021. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. During the nine months ended September 30, 2021, the Company issued 50 shares through the ESPP. For the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.1 million and $0.3 million, respectively.

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
Prior to the IPO, the GHH, LLC membership structure included Preferred units, Senior Preferred Earnout Units, Class A common units, Class B common units and Profit Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Condensed Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 17, 2020. For the three and nine months ended September 30, 2020, the basic and diluted earnings per share represent only the period from July 17, 2020 to September 30, 2020.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(55,431)	$(206,496)	$(101,874)	$(230,299)
Less: Net loss attributable to GoHealth, Inc. prior to the IPO	—	(1,662)	—	(25,465)
Less: Net loss attributable to non-controlling interests	(35,248)	(150,076)	(67,612)	(150,076)
Net loss attributable to GoHealth, Inc.	(20,183)	(54,758)	(34,262)	(54,758)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	113,938	84,183	102,939	84,183
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	113,938	84,183	102,939	84,183
Net loss per share of Class A common stock—basic and diluted	$(0.18)	$(0.65)	$(0.33)	$(0.65)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

(in thousands)	September 30, 2021	September 30, 2020
Class A common stock issuable pursuant to equity awards	6,393	2,673
Class B common stock	205,995	236,997
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
The Company’s effective tax rate for both the three and nine months ended September 30, 2021 was 0.14%. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was (0.03)% and (0.02)%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement (“TRA”)
In connection with the IPO, the Company entered into a TRA with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of September 30, 2021, the Company has determined there is no resulting liability related to the TRA arising from the Transactions and IPO. Should the Company determine that the TRA liability will be considered probable at a future date based on new information, any changes will be recorded within income from continuing operations at that time.
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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As a result of this analysis, for the three and nine months ended September 30, 2021, the Company recorded negative revenue adjustments of $6.7 million and $10.3 million, respectively, for changes in estimates relating to performance obligations satisfied in prior periods. For the three and nine months ended September 30, 2020, there were no revenue adjustments relating to performance obligations satisfied in prior periods.

GoHealth, Inc.	2021 Form 10-Q	18

Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2021	2020	2021	2020
Commission revenue:
Medicare:
Medicare Advantage	$172,086	$95,334	$484,273	$282,251
Medicare Supplement	533	1,083	2,106	5,237
Prescription Drug Plans	516	414	1,557	1,409
Total Medicare	173,135	96,831	487,936	288,897
Individual and Family Plan:
Fixed Indemnity	660	2,699	4,249	13,296
Short-term	226	957	845	4,259
Major Medical	130	98	539	336
Total Individual and Family Plan	1,016	3,754	5,633	17,891
Ancillary	787	718	2,786	2,977
Small Group	10	87	82	741
Total commission revenue	174,948	101,390	496,437	310,506
Enterprise revenue:
Partner Marketing and Enrollment Services	25,263	52,879	89,651	91,248
Direct Partner Campaigns	11,364	5,523	26,166	19,791
Other	159	3,568	561	9,882
Total enterprise revenue	36,786	61,970	116,378	120,921
Net revenues	$211,734	$163,360	$612,815	$431,427
Contract Assets and Liabilities
The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company had unbilled receivables for performance-based enrollment fees as of September 30, 2021 and December 31, 2020 of $3.1 million and $12.9 million, respectively, which were reclassified to prepaid expenses and other current assets from accounts receivable, net on the Condensed Consolidated Balance Sheets. The reclassification was based on the Company’s conditional rights to receive consideration based on the services transferred to the customer. Prior period amounts have been reclassified to match the current period presentation. There are no other contract liabilities or contract assets recorded by the Company.
For the three and nine months ended September 30, 2021, the Company recognized $26 thousand and $0.2 million of revenue that was deferred as of December 31, 2020, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

(in thousands)	Nine months ended Sep. 30, 2021
Beginning balance	$810,398
Commission revenue (1)	496,437
Cash receipts	(335,455)
Ending balance	$971,380
Less: Commissions receivable - current	133,422
Commissions receivable - non-current	$837,958
(1)Commission revenue for the nine months ended September 30, 2021, is presented net of a negative revenue adjustment of $10.3 million for changes in estimates relating to performance obligations satisfied in prior periods.

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
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging violations of the Securities Act of 1933. On December 10, 2020, the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action In re GoHealth, Inc. Securities Litigation. Lead plaintiffs filed a consolidated complaint on February 25, 2021. Defendants filed responsive pleadings on April 26, 2021 to dismiss the complaint. On June 14, 2021, the plaintiffs filed an opposition brief, to which the defendants replied on July 6, 2021. On May 19, 2021, a derivative action against certain of the Company’s officers and directors was filed, alleging substantially the same allegations as the In re GoHealth, Inc. Securities Litigation. By suggestion of the plaintiff’s counsel, this lawsuit is stayed until at least as long as the motion to dismiss in the In re GoHealth, Inc. Securities Litigation is pending. The Company disputes each and every of plaintiffs’ claims and intends to defend these matters vigorously.
11. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and nine months ended September 30, 2021 and 2020, the Company made aggregate lease payments of $0.3 million, $1.0 million, $0.3 million and $1.0 million, respectively, under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three and nine months ended September 30, 2021 and 2020, the Company recorded expense of $0.3 million, $0.7 million, $0.3 million and $1.1 million, respectively, under this lease.
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete (“commencement date”) and is not deemed to be the owner during the construction period. This lease agreement expires ten years after the commencement date. The Company did not make any lease payments during the three and nine months ended September 30, 2021 and 2020 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.
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
The following table presents summary results of the Company’s operating segments for the periods indicated:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2021	2020	2021	2020
Net revenues:
Medicare:
Internal channel	$158,605	$133,723	$476,391	$316,211
External channel	46,237	20,252	117,116	77,305
Total Medicare	204,842	153,975	593,507	393,516
IFP and Other:
Internal channel	5,742	6,147	13,505	21,798
External channel	1,150	3,238	5,803	16,113
Total IFP and Other	6,892	9,385	19,308	37,911
Net revenues	211,734	163,360	612,815	431,427
Segment profit (loss):
Medicare:
Internal channel	(4,126)	49,464	73,574	123,946
External channel	1,866	720	(453)	892
Total Medicare	(2,260)	50,184	73,121	124,838
IFP and Other:
Internal channel	2,186	(245)	657	181
External channel	(330)	147	(227)	789
Total IFP and Other	1,856	(98)	430	970
Segment profit (loss)	(404)	50,086	73,551	125,808
Corporate expense	24,701	224,368	69,176	241,942
Change in fair value of contingent consideration liability	—	—	—	19,700
Amortization of intangible assets	23,514	23,514	70,543	70,543
Loss on extinguishment of debt	—	—	11,935	—
Interest expense	6,921	8,636	23,886	24,378
Other (income) expense, net	(30)	2	27	(494)
Income (loss) before income taxes	$(55,510)	$(206,434)	$(102,016)	$(230,261)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.

GoHealth, Inc.	2021 Form 10-Q	21

Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2021	2020	2021	2020
Humana	40%	52%	33%	45%
Anthem	17%	26%	28%	30%
United	14%	8%	16%	8%
Centene	15%	10%	13%	11%
Substantially all of the revenue from these customers was from the sales of products and plans within the Medicare—Internal and Medicare—External segments.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of September 30, 2021, four customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 93%, or $10.8 million, of the combined total. As of December 31, 2020, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 86%, or $23.2 million, of the combined total.

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
Overview
We are a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance behavioral data to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically-integrated consumer acquisition platform and highly skilled and trained agents has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With a current commissionable market of nearly $30 billion, and nearly 11,000 Americans turning 65 years old every day and our track record of significant growth in net revenues in the Medicare space in the past five years, we believe we will continue to be one of the top choices for insurance advice to help navigate one of the most important purchasing decisions individuals make.
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
The following table presents the percentages of revenues and profit (loss) generated by each of our operating segments for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2021	2020	2021	2020
Percent of net revenues:
Medicare—Internal	75.0%	81.8%	77.8%	73.3%
Medicare—External	21.8%	12.4%	19.1%	17.9%
IFP and Other—Internal	2.7%	3.8%	2.2%	5.1%
IFP and Other—External	0.5%	2.0%	0.9%	3.7%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Percent of segment profit (loss):
Medicare—Internal	NM	98.8%	100.0%	98.6%
Medicare—External	NM	1.4%	(0.6)%	0.7%
IFP and Other—Internal	NM	(0.5)%	0.9%	0.1%
IFP and Other—External	81.7%	0.3%	(0.3)%	0.6%
Total segment profit	100.0%	100.0%	100.0%	100.0%
NM = amount is not meaningful
The Transactions
Our historical results of operations prior to the completion of the Transactions, including the IPO, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.
Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of September 30, 2021, public investors collectively own 64.5% of our outstanding Class A common stock, consisting of 74,030 shares of Class A common stock. As of September 30, 2021, GoHealth, Inc. owns 114,713 LLC Interests, representing 36.3% of the economic interest in GoHealth Holdings, LLC, the Founders collectively own 97,718

GoHealth, Inc.	2021 Form 10-Q	23

LLC Interests, representing 30.9% of the economic interest in GoHealth Holdings, LLC, Centerbridge owns 80,793 LLC Interests, representing 25.6% of the economic interest in GoHealth Holdings, LLC, and the Continuing Equity Owners collectively own 22,757 LLC Interests, representing 7.2% of the economic interest in GoHealth Holdings, LLC. Accordingly, as of September 30, 2021, the economic interest in GoHealth Holdings, LLC held by non-controlling interest was 63.7%. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of September 30, 2021, is as follows:
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
Response to COVID-19, Impact and Recovery
In March 2020, the World Health Organization declared a pandemic due to COVID-19 and the pandemic continues to have significant impact on the U.S. economy. During the pandemic we successfully transitioned our agents and other employees to a work from home working environment and opened several virtual sites across the country. We believe the investments we have made in our technology infrastructure have allowed for a seamless transition without any material impacts to our business, highlighting its resilience. We believe that our business is well-suited to navigate the current environment in which consumers are particularly focused on healthcare issues and mortality. The Company continues to implement a gradual and phased return to the office for certain employees, while we expect other employees will continue to work in a remote environment for the foreseeable future. Employee work location decisions will continue to depend, at least in part, on the level of virus containment and local health and safety regulations. While social distancing requirements have pushed consumers to conduct business remotely, the underlying demand dynamics for our core products remain unchanged. Additionally, because of our remote agent platform, we believe agents will continue to be attracted to our bonus-based agent compensation model and the stable and attractive source of income it can provide, thereby allowing us to continue to recruit and retain agents. Further, as consumers become more comfortable with conducting business remotely, we believe consumer adoption of distribution models such as ours may continue to accelerate long after the COVID-19 pandemic ends.
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

GoHealth, Inc.	2021 Form 10-Q	24

Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020
The following table sets forth the components of our results of operations for the periods presented:

	Three months ended Sep. 30, 2021		Three months ended Sep. 30, 2020
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$174,948	82.6%	$101,390	62.1%
Enterprise	36,786	17.4%	61,970	37.9%
Net revenues	211,734	100.0%	163,360	100.0%
Operating expenses:
Cost of revenue	53,632	25.3%	25,827	15.8%
Marketing and advertising	59,511	28.1%	62,848	38.5%
Customer care and enrollment	87,813	41.5%	52,896	32.4%
Technology	11,651	5.5%	39,520	24.2%
General and administrative	24,232	11.4%	156,551	95.8%
Amortization of intangible assets	23,514	11.1%	23,514	14.4%
Total operating expenses	260,353	123.0%	361,156	221.1%
Income (loss) from operations	(48,619)	(23.0)%	(197,796)	(121.1)%
Interest expense	6,921	3.3%	8,636	5.3%
Other (income) expense, net	(30)	—%	2	—%
Income (loss) before income taxes	(55,510)	(26.2)%	(206,434)	(126.4)%
Income tax expense (benefit)	(79)	—%	62	—%
Net income (loss)	$(55,431)	(26.2)%	$(206,496)	(126.4)%
Net income (loss) attributable to non-controlling interests	(35,248)	(16.6)%	(150,076)	(91.9)%
Net income (loss) attributable to GoHealth, Inc.	$(20,183)	(9.5)%	$(56,420)	(34.5)%
Non-GAAP financial measures:
EBITDA	$(22,519)		$(173,021)
Adjusted EBITDA	$(14,068)		$39,284

Adjusted EBITDA margin	(6.6)%	24.0%
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
Adjusted EBITDA represents EBITDA as further adjusted for share-based compensation expense, accelerated vesting of certain equity awards, loss on extinguishment of debt, loss on sublease, non-recurring legal fees, change in fair value of contingent consideration liability, IPO transaction costs, and severance costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

GoHealth, Inc.	2021 Form 10-Q	25

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Sep. 30,
(in thousands)	2021	2020
Net revenues	$211,734	$163,360
Net income (loss)	(55,431)	(206,496)
Interest expense	6,921	8,636
Income tax expense (benefit)	(79)	62
Depreciation and amortization expense	26,070	24,777
EBITDA	(22,519)	(173,021)
Share-based compensation expense (1)	7,389	2,770
Accelerated vesting of certain equity awards (2)	—	209,300
Loss on sublease (3)	1,062	—
IPO transactions costs (4)	—	235
Adjusted EBITDA	$(14,068)	$39,284

Adjusted EBITDA margin	(6.6)%	24.0%

(1)Represents non-cash share-based compensation expense relating to equity awards.
(2)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the three months ended September 30, 2020.
(3)Represents the loss related to a sublease agreement entered into during the three months ended September 30, 2021.
(4)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
Net Revenues
Commission Revenues
Commission revenues were $174.9 million for the three months ended September 30, 2021 compared to $101.4 million for the three months ended September 30, 2020. The $73.6 million, or 73%, increase was primarily attributable to increases in commission revenue from the sales of Medicare Advantage policies in both the Medicare—Internal and Medicare—External segments, driven by a 100% increase in total Medicare Advantage commissionable Approved Submissions in the three months ended September 30, 2021 compared to the comparable prior year period.
Enterprise Revenues
Enterprise revenues were $36.8 million for the three months ended September 30, 2021 compared to $62.0 million for the three months ended September 30, 2020. The $25.2 million, or 41%, decrease was primarily attributable to a decrease of $27.6 million related to partner marketing and enrollment services.
Operating Expense
Cost of Revenue
Cost of revenue was $53.6 million for the three months ended September 30, 2021 compared to $25.8 million for the three months ended September 30, 2020. The $27.8 million, or 108%, increase was primarily attributable to a 134% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $59.5 million for the three months ended September 30, 2021 compared to $62.8 million for the three months ended September 30, 2020. The $3.3 million, or 5%, decrease was primarily attributable to $24.7 million of share-based compensation expense recorded during the three months ended September 30, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified

GoHealth, Inc.	2021 Form 10-Q	26

prospects, which contributed to a 87% increase in Medicare—Internal commissionable Approved Submissions and 73% increase in commission revenue.
Customer Care and Enrollment
Customer care and enrollment expense was $87.8 million for the three months ended September 30, 2021 compared to $52.9 million for the three months ended September 30, 2020. The $34.9 million, or 66%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment to be well-positioned for target annual enrollment period (“AEP”) capacity. Additionally, the increase represents onboarding and new training initiatives, which position us to have the agent efficiency gains necessary to capitalize on opportunities, as well as expenses associated with an increased rate in attrition of agents. Additionally, customer care and enrollment expense for the three months ended September 30, 2020 included $11.5 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Technology
Technology expense was $11.7 million for the three months ended September 30, 2021 compared to $39.5 million for the three months ended September 30, 2020. The $27.9 million, or 71%, decrease was primarily attributable to $32.6 million of share-based compensation expense recorded during the three months ended September 30, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $24.2 million for the three months ended September 30, 2021 compared to $156.6 million for the three months ended September 30, 2020. The $132.3 million, or 85%, decrease was primarily attributable to $140.6 million of share-based compensation expense recorded during the three months ended September 30, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business.
Amortization of Intangible Assets
Amortization of intangible assets expense was $23.5 million for both the three months ended September 30, 2021 and three months ended September 30, 2020, and relates to the amortization of developed technology and customer relationships.
Interest Expense
Interest expense was $6.9 million for the three months ended September 30, 2021 compared to $8.6 million for the three months ended September 30, 2020. The $1.7 million decrease was due to the refinancing of the Initial Term Loan Facility in June 2021.
Adjusted EBITDA
Adjusted EBITDA was negative $14.1 million for the three months ended September 30, 2021 compared to positive $39.3 million for the three months ended September 30, 2020. The $53.4 million, or 136%, decrease was due to our strategic investments in agent capacity and capabilities to be well-positioned for target AEP production.

GoHealth, Inc.	2021 Form 10-Q	27

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The following table sets forth the components of our results of operations for the periods presented:

	Nine months ended Sep. 30, 2021		Nine months ended Sep. 30, 2020
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$496,437	81.0%	$310,506	72.0%
Enterprise	116,378	19.0%	120,921	28.0%
Net revenues	612,815	100.0%	431,427	100.0%
Operating expenses:
Cost of revenue	139,449	22.8%	104,520	24.2%
Marketing and advertising	169,730	27.7%	110,556	25.6%
Customer care and enrollment	196,834	32.1%	105,267	24.4%
Technology	33,251	5.4%	49,818	11.5%
General and administrative	69,176	11.3%	177,400	41.1%
Change in fair value of contingent consideration liability	—	—%	19,700	4.6%
Amortization of intangible assets	70,543	11.5%	70,543	16.4%
Total operating expenses	678,983	110.8%	637,804	147.8%
Income (loss) from operations	(66,168)	(10.8)%	(206,377)	(47.8)%
Interest expense	23,886	3.9%	24,378	5.7%
Loss on extinguishment of debt	11,935	1.9%	—	—%
Other (income) expense, net	27	—%	(494)	(0.1)%
Income (loss) before income taxes	(102,016)	(16.6)%	(230,261)	(53.4)%
Income tax expense (benefit)	(142)	—%	38	—%
Net income (loss)	$(101,874)	(16.6)%	$(230,299)	(53.4)%
Net income (loss) attributable to non-controlling interests	(67,612)	(11.0)%	(150,076)	(34.8)%
Net income (loss) attributable to GoHealth, Inc.	$(34,262)	(5.6)%	$(80,223)	(18.6)%
Non-GAAP financial measures:
EBITDA	$(955)		$(132,441)
Adjusted EBITDA	$32,322		$101,141

Adjusted EBITDA margin	5.3%	23.4%
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Nine months ended Sep. 30,
(in thousands)	2021	2020
Net revenues	$612,815	$431,427
Net income (loss)	(101,874)	(230,299)
Interest expense	23,886	24,378
Income tax expense (benefit)	(142)	38
Depreciation and amortization expense	77,175	73,442
EBITDA	(955)	(132,441)
Loss on extinguishment of debt (1)	11,935	—
Share-based compensation expense (2)	20,100	3,846
Accelerated vesting of certain equity awards (3)	—	209,300
Loss on sublease (4)	1,062	—
Legal fees (5)	180	—
Change in fair value of contingent consideration liability (6)	—	19,700
IPO transactions costs (7)	—	659
Severance costs (8)	—	77
Adjusted EBITDA	$32,322	$101,141

Adjusted EBITDA margin	5.3%	23.4%
(1)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.

GoHealth, Inc.	2021 Form 10-Q	28

(2)Represents non-cash share-based compensation expense relating to equity awards.
(3)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the nine months ended September 30, 2020.
(4)Represents the loss related to a sublease agreement entered into during the nine months ended September 30, 2021.
(5)Represents non-recurring legal fees unrelated to our core operations.
(6)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(7)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(8)Represents costs associated with the termination of employment.
Net Revenues
Commission Revenues
Commission revenues were $496.4 million for the nine months ended September 30, 2021 compared to $310.5 million for the nine months ended September 30, 2020. The $185.9 million, or 60%, increase was primarily attributable to increases in commission revenue from the Medicare—Internal segment driven by a 71% increase in Medicare commissionable Approved Submissions and increased LTV Per Approved Submission for the nine months ended September 30, 2021 compared to the comparable prior year period.
Enterprise Revenues
Enterprise revenues were $116.4 million for the nine months ended September 30, 2021 compared to $120.9 million for the nine months ended September 30, 2020. The $4.5 million, or 4%, decrease was primarily attributable to a $9.3 million decrease in technology licensing and implementation fees, consumer lead sales to external third parties in our external segments, as we strategically shifted to generating consumer leads in the internal channels, and a decrease of $1.6 million related to partner marketing and enrollment services. These decreases were partially offset by a $6.4 million increase in our direct partner campaigns in our Medicare—Internal segment, which was driven by our ability to dedicate more resources to these campaigns as a result of our increased agent base.
Operating Expense
Cost of Revenue
Cost of revenue was $139.4 million for the nine months ended September 30, 2021 compared to $104.5 million for the nine months ended September 30, 2020. The $34.9 million, or 33%, increase was primarily attributable to a 44% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.
Marketing and Advertising
Marketing and advertising expense was $169.7 million for the nine months ended September 30, 2021 compared to $110.6 million for the nine months ended September 30, 2020. The $59.2 million, or 54%, increase was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 71% increase in Medicare—Internal commissionable Approved Submissions and 42% increase in net revenue. Additionally, marketing and advertising expense for the nine months ended September 30, 2020 included $24.7 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Customer Care and Enrollment
Customer care and enrollment expense was $196.8 million for the nine months ended September 30, 2021 compared to $105.3 million for the nine months ended September 30, 2020. The $91.6 million, or 87%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment to be well-positioned for target AEP capacity. Additionally, the increase represents onboarding and new training initiatives, which position us to have the agent efficiency gains necessary to capitalize on opportunities, as well as expenses associated with an increased rate in attrition of agents. Additionally, customer care and enrollment expense for the nine months ended September 30, 2020 included $11.5 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Technology
Technology expense was $33.3 million for the nine months ended September 30, 2021 compared to $49.8 million for the nine months ended September 30, 2020. The $16.6 million, or 33%, decrease was primarily attributable to $32.6 million of share-based compensation expense recorded during the nine months ended September 30, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was

GoHealth, Inc.	2021 Form 10-Q	29

primarily due to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $69.2 million for the nine months ended September 30, 2021 compared to $177.4 million for the nine months ended September 30, 2020. The $108.2 million, or 61%, decrease was primarily attributable to $140.6 million of share-based compensation expense recorded during the nine months ended September 30, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business.
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
Amortization of Intangible Assets
Amortization of intangible assets expense was $70.5 million for both the nine months ended September 30, 2021 and nine months ended September 30, 2020, and relates to the amortization of developed technology and customer relationships.
Interest Expense
Interest expense was $23.9 million for the nine months ended September 30, 2021 compared to $24.4 million for the nine months ended September 30, 2020. The $0.5 million decrease was due to the refinancing of the Initial Term Loan Facility in June 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $11.9 million for the nine months ended September 30, 2021 and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.
Adjusted EBITDA
Adjusted EBITDA was $32.3 million for the nine months ended September 30, 2021 compared to $101.1 million for the nine months ended September 30, 2020. The $68.8 million, or 68%, decrease was due to our strategic investments in agent capacity and capabilities to be well-positioned for target AEP production.

GoHealth, Inc.	2021 Form 10-Q	30

Segment Information
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Our operating segments have been determined in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. We have four operating segments: Medicare—Internal, Medicare—External, IFP and Other—Internal, and IFP and Other—External. In addition, we separately report other expenses (classified as “corporate expense” in the following table), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments, as they are not the responsibility of segment operating management. The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 12, “Operating Segments And Significant Customers,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

(in thousands)	Three months ended Sep. 30, 2021		Three months ended Sep. 30, 2020
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$158,605	75.0%	$133,723	81.8%
Medicare—External	46,237	21.8%	20,252	12.4%
IFP and Other—Internal	5,742	2.7%	6,147	3.8%
IFP and Other—External	1,150	0.5%	3,238	2.0%
Net revenues	211,734	100.0%	163,360	100.0%
Segment profit (loss):
Medicare—Internal	(4,126)	(1.9)%	49,464	30.3%
Medicare—External	1,866	0.9%	720	0.4%
IFP and Other—Internal	2,186	1.0%	(245)	(0.1)%
IFP and Other—External	(330)	(0.2)%	147	0.1%
Segment profit (loss)	(404)	(0.2)%	50,086	30.7%
Corporate expense	24,701	11.7%	224,368	137.3%
Amortization of intangible assets	23,514	11.1%	23,514	14.4%
Interest expense	6,921	3.3%	8,636	5.3%
Other (income) expense, net	(30)	—%	2	—%
Income (loss) before income taxes	$(55,510)	(26.2)%	$(206,434)	(126.4)%
Net Revenues
Net revenues for the Medicare—Internal segment were $158.6 million for the three months ended September 30, 2021 compared to $133.7 million for the three months ended September 30, 2020. The $24.9 million, or 19%, increase was primarily attributable to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 87% increase in commissionable Approved Submissions.
Net revenues for the Medicare—External segment were $46.2 million for the three months ended September 30, 2021 compared to $20.3 million for the three months ended September 30, 2020. The $26.0 million, or 128%, increase was primarily attributable to a 134% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $5.7 million for the three months ended September 30, 2021 compared to $6.1 million for the three months ended September 30, 2020. Net revenues for the IFP and Other—External segment were $1.2 million for the three months ended September 30, 2021 compared to $3.2 million for the three months ended September 30, 2020. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold, as well as a strategic shift towards higher margin Medicare products.
Segment Profit (Loss)
Segment loss for the Medicare—Internal segment was $4.1 million for the three months ended September 30, 2021 compared to a profit of $49.5 million for the three months ended September 30, 2020. The $53.6 million, or 108%, decrease was primarily attributable to (i) increased marketing and advertising costs, which contributed to a 87% increase in Medicare—Internal commissionable Approved Submissions and a 30% increase in net revenue, and (ii) increased customer care and enrollment costs attributable to the hiring, onboarding, and training of additional agents to position us to achieve target AEP production.

GoHealth, Inc.	2021 Form 10-Q	31

Segment profit for the Medicare—External segment was $1.9 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020. The change was primarily attributable to a 134% increase in commissionable Approved Submissions in the Medicare—External segment, which drove a 128% increase in commissions revenue.
Segment profit for the IFP and Other—Internal segment was $2.2 million for the three months ended September 30, 2021 compared to a loss of $0.2 million for the three months ended September 30, 2020. The change was primarily attributable to a reduction in operating costs driven by less investment in this segment, as we have implemented an overall strategic shift towards higher margin Medicare products.
Segment loss for the IFP and Other—External segment was $0.3 million for the three months ended September 30, 2021 compared to a profit of $0.1 million for the three months ended September 30, 2020. The change was primarily attributable to a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

(in thousands)	Nine months ended Sep. 30, 2021		Nine months ended Sep. 30, 2020
	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$476,391	77.8%	$316,211	73.3%
Medicare—External	117,116	19.1%	77,305	17.9%
IFP and Other—Internal	13,505	2.2%	21,798	5.1%
IFP and Other—External	5,803	0.9%	16,113	3.7%
Net revenues	612,815	100.0%	431,427	100.0%
Segment profit (loss):
Medicare—Internal	73,574	12.0%	123,946	28.8%
Medicare—External	(453)	(0.1)%	892	0.2%
IFP and Other—Internal	657	0.1%	181	—%
IFP and Other—External	(227)	—%	789	0.2%
Segment profit	73,551	12.0%	125,808	29.2%
Corporate expense	69,176	11.3%	241,942	56.1%
Change in fair value of contingent consideration liability	—	—%	19,700	4.6%
Amortization of intangible assets	70,543	11.5%	70,543	16.4%
Loss on extinguishment of debt	11,935	1.9%	—	—%
Interest expense	23,886	3.9%	24,378	5.7%
Other (income) expense, net	27	—%	(494)	(0.1)%
Income (loss) before income taxes	$(102,016)	(16.6)%	$(230,261)	(53.4)%
Net Revenues
Net revenues for the Medicare—Internal segment were $476.4 million for the nine months ended September 30, 2021 compared to $316.2 million for the nine months ended September 30, 2020. The $160.2 million, or 51%, increase was primarily attributable to the hiring of additional agents, the increased utilization and efficiency of our agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 71% increase in commissionable Approved Submissions.
Net revenues for the Medicare—External segment were $117.1 million for the nine months ended September 30, 2021 compared to $77.3 million for the nine months ended September 30, 2020. The $39.8 million, or 51%, increase was primarily attributable to a 44% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
Net revenues for the IFP and Other—Internal segment were $13.5 million for the nine months ended September 30, 2021 compared to $21.8 million for the nine months ended September 30, 2020. Net revenues for the IFP and Other—External segment were $5.8 million for the nine months ended September 30, 2021 compared to $16.1 million for the nine months ended September 30, 2020. For each of the IFP and Other segments, the decreases were primarily driven by a change in product mix sold, as well as a strategic shift towards higher margin Medicare products.
Segment Profit (Loss)

GoHealth, Inc.	2021 Form 10-Q	32

Segment profit for the Medicare—Internal segment was $73.6 million for the nine months ended September 30, 2021 compared to $123.9 million for the nine months ended September 30, 2020. The $50.4 million, or 41%, decrease was primarily attributable to (i) increased marketing and advertising costs, which contributed to a 71% increase in Medicare—Internal commissionable Approved Submissions and a 51% increase in net revenue, and (ii) increased customer care and enrollment costs attributable to the hiring, onboarding, and training of additional agents to position us to achieve target AEP production, as well as expenses associated with an increased rate in attrition of agents.
Segment loss for the Medicare—External segment was $0.5 million for the nine months ended September 30, 2021 compared to a profit of $0.9 million for the nine months ended September 30, 2020. The change was primarily attributable to an increase in marketing and advertising costs.
Segment profit for the IFP and Other—Internal segment was $0.7 million for the nine months ended September 30, 2021 compared to $0.2 million for the nine months ended September 30, 2020. The change was primarily attributable to a reduction in operating costs driven by less investment in this segment, as we have implemented an overall strategic shift towards higher margin Medicare products.
Segment loss for the IFP and Other—External segment was $0.2 million for the nine months ended September 30, 2021 compared to a profit of $0.8 million for the nine months ended September 30, 2020. The change was primarily attributable to a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.
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
The LTV/CAC for the Medicare—Internal segment was 1.1x (with a CAC of $119.3 million) for the three months ended September 30, 2021 compared to 3.7x (with a CAC of $20.9 million) for the three months ended September 30, 2020. The decrease in LTV/CAC was primarily attributable to the hiring and training of additional agents in the Medicare—Internal segment to be well-positioned for target AEP capacity, as well as an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 87% increase in Medicare—Internal commissionable Approved Submissions and 19% increase in Medicare—Internal revenue.
The LTV/CAC for the Medicare—Internal segment was 1.4x (with a CAC of $267.7 million) for the nine months ended September 30, 2021 compared to 3.0x (with a CAC of $71.5 million) for the nine months ended September 30, 2020. The decrease in LTV/CAC is attributable to the same factors described above.
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

The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in actuals)	2021	2020	2021	2020
Medicare Advantage	149,680	97,675	475,717	314,088
Medicare Supplement	648	1,245	2,774	6,164
Prescription Drug Plans	1,923	2,006	6,890	6,437
Total Medicare—Commissionable	152,251	100,926	485,381	326,689
Medicare Advantage	1,532	6,472	10,703	20,806
Medicare Supplement	1,327	1,716	5,019	5,262
Prescription Drug Plans	542	1,034	2,218	2,787
Total Medicare—Non-commissionable	3,401	9,222	17,940	28,855
Total Medicare Submitted Policies	155,652	110,148	503,321	355,544
Total Medicare Submitted Policies were 155,652 and 110,148 for the three months ended September 30, 2021 and 2020, respectively, and 503,321 and 355,544 for the nine months ended September 30, 2021 and 2020, respectively. The increase is attributable to improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects, along with increased efficiency of our agents. Agent efficiency increased due to the implementation of more efficient marketing strategies and improvements in our LeadScore and call-routing technologies, which allowed our agents to increase the number of qualified prospects they are able to talk to and improve the rate at which a qualified prospect converts to a Submitted Policy. Additionally, the successful hiring, onboarding, and training of additional agents contributed to the increase in Submitted Policies. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
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
Medicare—Internal

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in actuals)	2021	2020	2021	2020
Medicare Advantage	145,619	77,186	395,804	228,612
Medicare Supplement	183	315	702	1,602
Prescription Drug Plans	2,208	1,574	6,525	5,319
Total Medicare—Internal Commissionable Approved Submissions	148,010	79,075	403,031	235,533
Medicare—Internal commissionable Approved Submissions were 148,010 and 79,075 for the three months ended September 30, 2021 and 2020, respectively, and 403,031 and 235,533 for the nine months ended September 30, 2021 and 2020, respectively. The increase was attributable to the hiring of additional agents, the increased efficiency of our agents due to technology improvements and improved multichannel marketing strategies that allowed us to generate a greater number of high quality prospects.

GoHealth, Inc.	2021 Form 10-Q	34

Medicare—External

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in actuals)	2021	2020	2021	2020
Medicare Advantage	47,488	19,390	121,179	80,656
Medicare Supplement	427	844	1,823	4,035
Prescription Drug Plans	191	352	716	1,206
Total Medicare—External Commissionable Approved Submissions	48,106	20,586	123,718	85,897
Medicare—External commissionable Approved Submissions were 48,106 and 20,586 for the three months ended September 30, 2021 and 2020, respectively, and 123,718 and 85,897 for the nine months ended September 30, 2021 and 2020, respectively. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
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
The following table presents the LTV Per Approved Submission by product for the Medicare segments for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in actuals)	2021	2020	2021	2020
Medicare Advantage	$926	$987	$957	$913
Medicare Supplement	$874	$934	$834	$929
Prescription Drug Plans	$215	$215	$215	$216
LTV Per Approved Submission for Medicare Advantage were $926 and $987 for the three months ended September 30, 2021 and 2020, respectively. The decrease was primarily driven by carrier and consumer mix, as well as unfavorable effectuation and persistency trends.
LTV Per Approved Submission for Medicare Advantage were $957 and $913 for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in commission rates, partially offset by unfavorable persistency trends.
LTV Per Approved Submission for Medicare Supplement were $874 and $934 for the three months ended September 30, 2021 and 2020, respectively, and $834 and $929 for the nine months ended September 30, 2021 and 2020, respectively. The decrease was primarily due to changes in carrier mix.
LTV Per Approved Submission for prescription drug plans were relatively unchanged for both the three months ended September 30, 2021 compared to 2020 and the nine months ended September 30, 2021 compared to 2020.
IFP and Other Segments
Submitted Policies
Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2021 Form 10-Q	35

Total Submitted Policies for the IFP and Other segments were 7,330 and 20,313 for the three months ended September 30, 2021 and 2020, respectively. The decrease was due to a change in strategy to prioritize agents and marketing and advertising spend in the higher margin Medicare segments.
Total Submitted Policies for the IFP and Other segments were 40,652 and 83,366 for the nine months ended September 30, 2021 and 2020, respectively. The decrease was due to a change in strategy to prioritize agents and marketing and advertising spend in the higher margin Medicare segments.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At September 30, 2021, cash and cash equivalents totaled $85.2 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500 shares of common stock at the IPO price of $21.00, and generated net proceeds of $852.4 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of September 30, 2021, we had $25.0 million outstanding under the Revolving Credit Facilities and had a remaining capacity of $175.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the nine months ended September 30, 2021 and 2020 :

	Nine months ended Sep. 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(72,419)	$28,835
Net cash used in investing activities	$(19,269)	$(12,023)
Net cash provided by financing activities	$32,743	$265,578
Operating Activities
Cash provided by operating activities primarily consists of net loss adjusted for non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; change in the fair value of contingent consideration; amortization of debt discount and issuance costs; loss on extinguishment of debt; loss on sublease; and the effect of changes in working capital and other activities.
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
Net cash used in operating activities was $72.4 million for the nine months ended September 30, 2021, which consisted of a $101.9 million net loss and positive adjustments for non-cash items of $111.3 million, offset by negative adjustments for operating assets and liabilities of $81.8 million. The change in operating assets and liabilities was primarily driven by an increase in commissions receivable of $161.0 million partially offset by a decrease in prepaid expenses and other assets of $10.5 million, an increase in commissions payable of $36.2 million, an increase in accounts payable of $18.3 million, a decrease in accounts receivable of $6.2 million and an increase in accrued liabilities of $5.7 million.
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

GoHealth, Inc.	2021 Form 10-Q	36

Investing Activities
Net cash used in investing activities was $19.3 million for the nine months ended September 30, 2021 and consisted of capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Net cash used in investing activities of $12.0 million for the nine months ended September 30, 2020 was primarily attributable to both capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $32.7 million for the nine months ended September 30, 2021 and was primarily due to proceeds from borrowings of $335.0 million and the collection of the short-term advancement to NVX Holdings, partially offset by repayment of borrowings of $297.9 million and call premium paid for debt extinguishment of $5.9 million as further described below .
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
As of September 30, 2021, the Company had a principal amount of $115.2 million and $309.2 million outstanding under the Incremental Term Loan Facility and the 2021 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both September 30, 2021 and December 31, 2020. The 2021 Incremental Term Loans’ effective interest rate was 5.0% at September 30, 2021.
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

GoHealth, Inc.	2021 Form 10-Q	37

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
The Company had $25.0 million outstanding under the Revolving Credit Facilities, which have a remaining capacity of $175.0 million in the aggregate as of September 30, 2021. Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2020 Form 10-K. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our 2020 Form 10-K.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in

GoHealth, Inc.	2021 Form 10-Q	38

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GoHealth, Inc. (Registrant)

Date:	November 9, 2021	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2021 Form 10-Q	42