Form 10-K
period 2021-12-31
GoHealth, Inc.
filed 2022-03-16
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its shares (based on a closing price of $11.21 per share) held by non-affiliates was $724.6 million.
As of March 3, 2022, the registrant had 116,421,955 shares of Class A common stock, $0.0001 par value per share, outstanding and 204,855,156 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	40
ITEM 2.	PROPERTIES	40
ITEM 3.	LEGAL PROCEEDINGS	40
ITEM 4.	MINE SAFETY DISCLOSURES	40
	INFORMATION ABOUT OUR EXECUTIVE OFFICERS	40

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	42
ITEM 6.	[RESERVED]	43
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
	CONSOLIDATED STATEMENTS OF OPERATIONS	63
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	64
	CONSOLIDATED BALANCE SHEETS	65
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY	66
	CONSOLIDATED STATEMENTS OF CASH FLOWS	68
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	69

The report of GoHealth Inc.’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K at the page numbers referenced herein. Their consent appears as Exhibit 23.1 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	99
ITEM 9A.	CONTROLS AND PROCEDURES	99
ITEM 9B.	OTHER INFORMATION	101
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	101

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	102
ITEM 11.	EXECUTIVE COMPENSATION	102
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	102
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	102
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	102

PART IV
ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES	103
ITEM 16.	FORM 10-K SUMMARY	105
	SIGNATURES	106

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

GoHealth, Inc.	2021 Form 10-K	1

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
•We currently depend on a small group of carriers for a substantial portion of our revenue;

GoHealth, Inc.	2021 Form 10-K	2

•Information technology system failures could interrupt our operations;
•Factors that impact our estimate of LTV (as defined below);
•Our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents;
•Operating and growing our business may require additional capital;
•We may lose key employees or fail to attract qualified employees;
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
KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for certain items discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•“LTV/CAC” refers to the Lifetime Value of Commissions per Consumer Acquisition Cost, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, divided by (ii) the cost to convert a prospect into a customer less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue and is presented on a per commissionable Approved Submission basis.
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

GoHealth, Inc.	2021 Form 10-K	3

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

GoHealth, Inc.	2021 Form 10-K	4

Part I
ITEM 1. BUSINESS
Overview
We are a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by two decades of insurance behavioral data to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically-integrated consumer acquisition platform and highly skilled and trained agents has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With a current commissionable market of nearly $30 billion, and nearly 11,000 Americans turning 65 years old every day and our track record of significant growth in net revenues in the Medicare space in the past five years, we believe we will continue to be one of the top choices for insurance advice to help navigate one of the most important purchasing decisions individuals make.
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
For many consumers, choosing a health insurance plan is confusing and difficult, and seemingly small differences between health insurance plans can lead to significant out-of-pocket costs or lack of access to critical medicines, providers or facilities. We simplify the process by offering education, transparency and choice. This includes providing a large selection of health insurance plan choices, advice informed by consumers’ specific needs, transparency of health insurance plan benefits and fit, assistance accessing available government subsidies and a high-touch TeleCare team. The TeleCare team is focused on increasing consumer engagement with the GoHealth brand, selling new products and services to our consumers that address their healthcare needs, and helping consumers maximize their health insurance plan benefits to support long-term health and wellness. Carriers also benefit from our platform, especially those looking to access the large and fast-growing Medicare-eligible population. We believe carriers utilize our large-scale data and technology as well as our efficient marketing and conversion processes to reduce their CAC, compared to carrier-employed agent workforces.
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
We have a track record of consistent revenue growth and entering new market segments of insurance products over the last two decades. We create significant value for both consumers and carriers, through our marketplace, which is evidenced by our high growth rate and strong customer engagement dynamics. Over the last five years, we have increasingly shifted our focus towards Medicare products and de-emphasized individual and family health insurance products. This shift in focus has enabled us to capitalize on:
•Strong demographic trends, with Medicare enrollment expected to grow from approximately 63 million individuals in 2021 to approximately 82 million individuals by 2030;
•The increasing proportion of the Medicare-eligible population that is choosing commercial insurance solutions, with 42% of Medicare beneficiaries, or approximately 26 million people, enrolled in Medicare Advantage plans in 2021, an increase of approximately 2.4 million people from 2020 to 2021; and
•Carriers historic reliance on an antiquated traditional field agent driven sales process lacking in transparency, choice and convenience and ripe for disruption by digitally-enabled and technology-driven marketplaces like our platform.
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
Our Business Model

GoHealth, Inc.	2021 Form 10-K	5

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

GoHealth, Inc.	2021 Form 10-K	6

the placement of qualified prospects into the Medicare—Internal segment. The Medicare—Internal segment also provides significant benefits to the broader business. For example, carriers that partner with us through one or more of our internal segment businesses will often supplement our marketing and technology investments. Additionally, the external segments can be used when the number of consumer leads in our marketplace is higher than we can address in a timely fashion using our internal channel.
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
Medicare
Medicare enrollment is expected to grow significantly over the next 10 years as nearly 11,000 individuals turn 65 each day and become Medicare-eligible. The proportion of the population that is age 65 and older increased from 13% in 2010 to 16% in 2019 and is expected to reach 21% by 2030, according to the United States Census Bureau. As a result, Medicare enrollment is expected to grow from approximately 63 million individuals in 2021 to approximately 82 million individuals by 2030. This growth in Medicare enrollment will increase the numbers of qualified prospects for our marketing efforts. Internet usage by individuals age 65 and older is also increasing, with 75% using the Internet in 2021 compared to 40% in 2011 according to the Pew Research Center. Seniors are also transacting more online, with 55% of people age 65 and older making online purchases monthly.
In addition to the growth in Medicare-eligible beneficiaries and higher online usage, the interest in Medicare-eligible individuals in private Medicare plans is expected to continue to increase. In 2021, 42% of all Medicare beneficiaries were enrolled in Medicare Advantage plans and between 2020 and 2021, total Medicare Advantage enrollment grew by about 2.4 million individuals. According to estimates, Medicare Advantage penetration is likely to reach 50% penetration for all Medicare-eligible individuals by 2025 and could reach as high as 60% to 70% between 2030 and 2040. Compared to original Medicare, Medicare Advantage has lower annual healthcare costs and access to greater benefits. In addition, we expect the increase in Medicare Advantage penetration to accelerate due to the COVID-19 pandemic because of increasing consumer preference for online and telephonic insurance enrollment as opposed to face-to-face consultations. We believe the increased penetration of Medicare Advantage, as well as the growth of the number of Medicare-eligible individuals, will lead to increased submissions for marketplaces such as ours in the future. Consumers choose Medicare Advantage plans around a specific criteria set which includes premium, total expected costs out of pocket, provider network composition, formulary coverage and supplemental benefits, which we believe are more efficiently addressed through a non-field-based distribution channel.
The growth in Medicare-eligible seniors and growing interest in private Medicare plans has led to an increase in plan choices. In addition to the increase in plan choices, the differences between health insurance plans has increased significantly. For 2019, the Centers for Medicare and Medicaid Services (“CMS”) eliminated the meaningful difference requirement to improve competition, innovation and available benefit offerings and provide beneficiaries with affordable health insurance plans that are tailored to a consumer’s specific healthcare needs and financial situation. The types of supplemental benefits that health insurance plans cover increased in 2019, 2020 and 2021 and now cover transportation assistance, meal benefits, in-home support, telemonitoring, and caregivers support, among others. This growth in plan choices made education and assistance with plan selection more important for consumers and allows carriers to target specific Medicare Advantage plans with packages of benefits designed to be attractive to different segments of Medicare consumers. Marketplaces such as ours help educate consumers, and assist them in making informed plan choices. In addition, we specifically micro-target our marketing to precise populations to allow carriers to grow increasingly differentiated health insurance plans. This precise marketing is more difficult for traditional radio or television-based marketing channels.
Individual and Family Plans
After the passage of the Affordable Care Act (“ACA”), the individual health insurance market grew from 10.6 million enrollees in 2013 to 17.4 million enrollees in 2015. Such increase was driven by (1) the requirement to purchase health insurance, or the individual mandate, (2) the requirement that carriers not consider pre-existing medical conditions in coverage decisions and (3) premium subsidies for middle and lower income individuals that were also contained in that legislation. With the repeal of the individual mandate in 2017 and broader economic trends, such as gains in employment, which increased the number of people having job-based coverage, the individual market has declined. The relative importance of the IFP and Other segments continues to diminish as we allocate resources to the fast growing Medicare segments.
Our Carrier Relationships
We maintain longstanding, deeply integrated relationships with leading carriers in the United States, who have some of the industry’s most widely recognizable brands. For the twelve months ended December 31, 2021 and 2020, the primary carriers that we served in the Medicare segments were carriers owned by Humana, Anthem, United, and Centene. These high-quality

GoHealth, Inc.	2021 Form 10-K	7

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
Carriers owned by Humana, Anthem, Centene, and United accounted for approximately 28%, 22%, 17% and 16%, respectively, of net revenues for the twelve months ended December 31, 2021, approximately 40%, 29%, 9%, and 13%, respectively, of net revenues for the twelve months ended December 31, 2020, approximately 46%, 22%, 4% and 4%, respectively, of net revenues for the Successor 2019 Period, and approximately 31%, 18%, 4% and 10%, respectively, of net revenues for the Predecessor 2019 Period.
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
•Outbound Contact and Qualification: Following SPLICE’s automated decision for consumer outreach, our automatic telephony system contacts the consumer and immediately places them on the phone with an agent, who gathers information to personalize the consumer’s sales experience, who we refer to as an Advocate. We also use the data gathered by our Advocates to improve the sales process by testing the questions our Advocates ask and building data models of how consumers’ answers affect agent-consumer fit, consumer-product fit, CAC, LTV, and long-term customer satisfaction.
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

GoHealth, Inc.	2021 Form 10-K	8

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

GoHealth, Inc.	2021 Form 10-K	9

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

GoHealth, Inc.	2021 Form 10-K	10

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

GoHealth, Inc.	2021 Form 10-K	11

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
Employees
As of December 31, 2021, we employed 5,448 employees. We employed 5,323 people in the United States and 125 in Slovakia. During the Medicare annual enrollment period, we typically hire additional full time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We consider our employee relations to be good.
We consider diversity and inclusion as part of what drives our success. Our diverse teams positively affect our relationships with consumers, carriers, and the communities we serve. As we grow, we intend to continue to use the strength of our mission and our diverse people to continue to make a difference to the lives of our customers.

GoHealth, Inc.	2021 Form 10-K	12

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
As of December 31, 2021, approximately 54% of our global workforce and 44% of our employees in managerial roles identified as female. Additionally, as of December 31, 2021, approximately 3%, 34%, 13%, 6%, and 44%, of our global workforce identified as Asian, Black or African American, Hispanic or Latino, Other (defined as American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander, and Multiracial ethnicities), or White, respectively. As of December 31, 2021, approximately 4%, 31%, 8%, 5%, and 52%, of our employees in managerial roles identified as Asian, Black or African American, Hispanic or Latino, Other (defined as American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander, and Multiracial ethnicities), or White, respectively.
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

GoHealth, Inc.	2021 Form 10-K	13

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
Our business and operating results are heavily dependent on marketing and selling Medicare plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS, but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance or equivalent state departments. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans are frequently changing. Many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed with CMS and reviewed and approved by carriers in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS review and carrier review. Changes to the laws, regulations and guidelines relating to the sale and marketing of Medicare plans, their interpretation or the manner in which they are enforced could be incompatible with these relationships, the manner in which we conduct our business, our platforms or our sale of Medicare plans, which could harm our business, operating results and financial condition.
Due to potential changes in CMS guidance, enforcement, interpretation or, in light of the COVID-19 pandemic, waivers of existing laws, regulations and guidance applicable to our marketing and sale of Medicare products, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or carriers may object to or not approve aspects of our online platforms or marketing materials and processes and determine that certain existing aspects of our Medicare-related business are not in compliance with the applicable laws, regulations and guidance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period.
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

GoHealth, Inc.	2021 Form 10-K	14

source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or offer customers a wide variety of insurance products.

We may also lose the ability to market and sell Medicare plans for one or more Medicare carriers. The regulations for selling Medicare health insurance are complex and can change frequently. If we, our agents, or a carrier violate any of the requirements imposed by CMS, or federal or state laws or regulations, a carrier may terminate our relationship or take other corrective action against us, or CMS may penalize a carrier by suspending, limiting, or terminating that carrier’s ability to market and sell Medicare plans. Moreover, if any of our carriers terminate its relationship with us for cause, we may have to disclose such termination to other carriers, which may result in termination of additional carrier relationships. Because the Medicare products we sell are sourced from a relatively small number of carriers, if we lose the ability to market one of those carrier’s Medicare plans, even temporarily, or if one of those carriers loses its Medicare product membership, our business, operating results and financial condition could be harmed.

Our failure to grow our customer base or retain our existing customers, including if we are unable to effectively advertise our products in a cost-effective way, could adversely impact our business, operating results and financial condition.

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

Additionally, we derive a significant portion of our website traffic from consumers who search for health insurance through Internet search engines and through social media. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. We rely primarily on paid advertisements to attract consumers to our websites and otherwise generate demand for our services. To the extent the competition for advertising is high, we may experience increases in the cost of paid Internet search advertising and social media advertising. Further, the competition for search engine placement and social media presence increases substantially during the enrollment periods for Medicare-related health insurance and for individual and family health insurance. If paid search advertising costs or social media advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements or social media advertisements, in either case which would harm our ability to attract and retain customers.

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

Customers also increasingly screen their incoming e-mails, telephone calls, and text messages, including by using screening tools and warnings, and, therefore, our customers or qualified prospects may not reliably receive our communications. In addition, telephone carriers may block or put customer warnings on calls originating from call centers. If we are unable to

GoHealth, Inc.	2021 Form 10-K	15

communicate effectively by e-mail or telephone with our customers and qualified prospects as a result of legislation, blockage, screening technologies or otherwise, our ability to attract and retain customers will be limited.

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

In general, the growth in our customer base is highly dependent upon our success in attracting new customers during the Medicare annual enrollment period. In 2021, approximately 56% of our Medicare Advantage and Medicare Supplement policies were submitted during the three months ended December 31, 2021.If our ability to market and sell Medicare-related health insurance and individual and family plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors, such as the COVID-19 pandemic, or issues with government-run health insurance exchanges, we could acquire fewer customers or suffer a reduction in our existing customer base and our business, operating results and financial condition could be harmed.

Carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform, which could harm our business, operating results and financial condition.

Our commission rates from carriers are either set by each carrier or negotiated between us and each carrier. The commission rates we are paid are, for any given plan for a given customer, based on a number of factors, including the carriers offering those plans, the state of residence of customers, the laws and regulations in the jurisdictions where the customer is located, and the customer’s previous Medicare enrollment history (if any). Carriers have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the contractual relationships we have with them, including in certain instances by unilateral amendment of our contracts relating to commission rates or otherwise. For example, CMS could reduce the amount paid by CMS to Medicare Advantage plans or change the regulations and/or timelines applicable to the Medicare Advantage program, particularly in response to the COVID-19 pandemic, which could result in decreased commission rates or reduce carrier participation in the Medicare Advantage program. Changes of this nature could result in reduced commissions, or could impact our relationship with such carriers and potentially lead to contract termination. Because revenue in the Medicare segments is concentrated in a relatively small number of carriers, we are particularly vulnerable to changes in commission rates and changes in the competitiveness of our carriers’ Medicare products.

Information technology system failures could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our ability to sell insurance is dependent upon our information technology systems. In connection with sales of Medicare plans, CMS rules require that our health insurance agent employees utilize CMS-approved scripts and that we record and maintain the recording of telephonic interactions. We rely on telephone, call recording, customer relationship management and other systems and technology in our sales operations to sell Medicare plans, and we are dependent upon third parties for some of these systems and technologies, including our telephone services, which are provided by Five9, call recording systems and other communications systems. Carriers often audit these recordings for compliance purposes and listen to them in connection with investigating complaints. We have had in the past, and may in the future, experience failures of certain of our systems, including our telephone and call recording systems. For example, we have experienced failures of our systems due to power outages, which have negatively impacted our ability to sell plans. The effectiveness and stability of our systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technologies or any inability to handle increased business volume may have a material adverse effect on our business, operating results and financial condition and subject us to litigation or to actions by regulatory authorities.

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

GoHealth, Inc.	2021 Form 10-K	16

LTV may result in an increase or a decrease to revenue and a corresponding increase or decrease to net commissions receivable accordingly.

As we continue to evaluate our LTV estimation models, we have and will make further changes based on a number of factors and such changes could result in significant increases or decreases in revenue. LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of commissionable Approved Submissions into customers, forecasted average plan duration and forecasted commission rates we expect to receive per approved customer’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends. Changes in our historical trends will result in changes to our LTV estimates in future periods and, therefore, could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate LTVs, such as reduced conversion of commissionable Approved Submissions to customers, increased health insurance plan termination or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a customer or other changes could harm our business, operating results and financial condition. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenues, we would need to write off the remaining commissions receivable balance, which could materially adversely impact our operating results and financial condition.

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

The success of our operations is largely dependent on our licensed health insurance agents, upon whom we rely to sell insurance. To sell Medicare-related health insurance plans, agents must be licensed by the states in which they are selling plans and certified and appointed with the carrier that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees in a limited period of time. We must also ensure that our agents are timely licensed in a significant number of states and certified and appointed with the carriers whose products we sell. We depend upon our employees, state departments of insurance and carriers for the licensing, certification and appointment of our agents. We may not be successful in timely hiring or sourcing enough additional agents or other employees needed to operate our business. Even if we are successful in hiring or sourcing a sufficient number of agents, we may experience temporary shortages of agents due to illness, poor weather conditions or other natural disasters, personal emergencies and other events outside our control. See “—The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.”

We have implemented a work from home program for our agents, partly in response to the effects from the COVID-19 pandemic. It may be more difficult for us to manage and monitor our agents in remote settings and we may have to expend more management time and incur more costs to do so. Agents may also face additional distractions working from home that may prevent them from efficiently selling plans. If our agents are not able to effectively work from home, we may not be able to sell as many plans, which would negatively impact our business, financial condition and results of operations.

Our success in recruiting highly skilled and qualified agents can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. As a result of the highly competitive labor market in the U.S., our cost to hire and retain agents has increased. During periods when we face challenges recruiting high-performing agents, including [the second half of fiscal 2021 to the present], we tend to experience higher turnover rates. The productivity of our agents is influenced by their average tenure. Without qualified individuals to serve in customer facing roles, we may produce less commission revenue, which could have a material adverse effect on our business, operating results and financial condition.

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.

GoHealth, Inc.	2021 Form 10-K	17

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

We rely, in part, upon the accumulated knowledge, skills and experience of our executive officers. Our Chief Executive Officer has been with us for more than 20 years and our executive officers have a combined total of 69 years of experience in the health insurance industry. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such officers on a timely basis or without incurring increased costs, or at all. We currently do not have any key man insurance covering our Chief Executive Officer. If our executive officers were to leave us or become incapacitated, it might negatively impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel for all areas of our organization, for which there is a high level of competition for such personnel in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.

Our future success is also dependent upon our ability to attract, retain and effectively deploy qualified employees. As a result of the highly competitive labor market in the U.S., we have needed to offer higher compensation and other benefits in order to attract and retain key personnel. To attract top talent, we must offer competitive compensation packages before we have the opportunity to validate the productivity and effectiveness of new employees. Additionally, we may not be able to hire new employees quickly enough, we may not have adequate resources to meet our hiring needs, and we may not effectively deploy our workforce in order to efficiently allocate our internal resources. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees. If we fail to meet our hiring needs, successfully integrate our new hires or effectively deploy our existing personnel, our efficiency and ability to meet our forecasts, our ability to successfully execute on our strategic plan to return to revenue growth and our employee morale, productivity and retention could all suffer. Any of these factors could materially adversely affect our business, operating results and financial condition.

We currently depend on a small group of carriers for a substantial portion of our revenue, and further consolidation in the health insurance industry could exacerbate this risk.
We derive a large portion of our revenue from a limited number of carriers. Carriers owned by Humana, Anthem, Centene, and United accounted for approximately 28%, 22%, 17% and 16%, respectively, of net revenues for the twelve months ended December 31, 2021, approximately 40%, 29%, 9%, and 13%, respectively, of net revenues for the twelve months ended December 31, 2020, approximately 46%, 22%, 4% and 4%, respectively, of net revenues for the Successor 2019 Period, and approximately 31%, 18%, 4% and 10%, respectively, of net revenues for the Predecessor 2019 Period.
The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of carriers. Further consolidation in the health insurance industry, particularly involving one of our key carriers, could cause a loss of, or changes in, our relationship with that carrier and may reduce our commission or other revenue from that carrier. In the future, due to this consolidation, we may be forced to offer health insurance from a reduced number of carriers or to derive a greater portion of our revenue from a more concentrated number of carriers as our business and the health insurance industry evolve.
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
Additionally, mergers among carriers or an acquisition of one carrier by another carrier may trigger changes to our agreements with such carriers. For example, carriers may unilaterally amend or terminate our agreements on short notice, which could adversely impact or terminate the commission payments that we receive from these carriers. Our revenue could be adversely impacted if we are unable to maintain currently existing levels of business with any of our significant carriers or if we are unable to offset any loss of business with alternative carriers. We expect that a small number of carriers will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these carriers could adversely affect our business, operating results and financial condition.

GoHealth, Inc.	2021 Form 10-K	18

Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition and qualified prospects.

Our business depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, the ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including the expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

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

Various aspects of healthcare reform could also cause carriers to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. We rely heavily on SNPs during the special enrollment periods, which allows us to utilize our agents throughout the year. If states adopt new laws and regulations or modify the existing laws and regulations governing Medicaid, such changes could decrease the number of individuals eligible for Dual Eligible Special Needs Plans, which could have a material adverse impact on our business, operating results and financial condition. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

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

GoHealth, Inc.	2021 Form 10-K	19

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

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our technology platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any system failure or service level reduction that causes an interruption to, or decreases the responsiveness of, our services would impair our revenue-generating capabilities and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our databases and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fires, severe weather, pandemics and other natural disasters in Illinois, North Carolina, Utah, Honduras, Slovakia and other parts of the world where we, our agents and vendors operate. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects.

The owners of our data center facilities and our other third-party vendors have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients and consumers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers, operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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
•companies that advertise primarily through television;
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

GoHealth, Inc.	2021 Form 10-K	20

that render our platform less competitive or obsolete. In addition, if our competitors develop platforms with similar or superior functionality to ours and we are not able to produce certain volumes for our carriers, we may see a reduction in our marketing payments, our revenue would likely be reduced and our business, operating results and financial condition would be adversely affected.

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

If we fail to comply with certain healthcare and consumer protection laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

Our arrangements with carriers, particularly those that contract with federal healthcare programs, are highly regulated and subject us to broadly applicable federal and state fraud and abuse and other federal and state healthcare and consumer protection laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including the following:

•the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, these are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal False Claims Act, which, among other things, imposes criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act can be enforced by private citizens through civil qui tam actions. A claim includes “any request or demand” for money or property presented to the U.S. government;
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
•the CAN-SPAM Act, which regulates commercial e-mail messages and specifies penalties for the transmission of commercial e-mail messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future e-mails from senders;
•the TCPA, which prohibits us from using an automatic telephone dialing system to make certain telephone calls or transmit text messages to wireless telephone numbers without prior express consent or without consulting the Federal Trade Commission’s, or FTC, national “Do Not Call” registry. We have in the past and may in the future become subject to claims that we have violated the TCPA and/or other telemarketing laws. The TCPA provides for private rights of action and potential statutory damages for each violation and additional penalties for each willful violation; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves.

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

GoHealth, Inc.	2021 Form 10-K	21

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

The offer, sale and purchase of health insurance is heavily regulated by various states and the regulatory landscape is constantly changing. States have adopted and will continue to adopt new laws and regulations, and it is difficult to predict how these new laws and regulations will impact our business. These rules and regulations could adversely impact our business because carriers may exit the market of selling such plans due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces customer demand for them.

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

GoHealth, Inc.	2021 Form 10-K	22

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

If we are unable to maintain effective relationships with our existing third-party marketing companies or if we do not establish successful relationships with new marketing companies, our business, operating results and financial condition could be harmed.

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

Competition for referrals from third-party lead referral companies has increased, particularly during the enrollment periods for Medicare-related health insurance and individual and family health insurance. We may lose referrals if our competitors pay these companies more than we do or be forced to pay increased fees, which could harm our business, operating results and financial condition. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by CMS, could cause our relationships with third-party referral companies to be in non-compliance with those laws, regulations and guidelines. If CMS or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and Benefits Center, which would harm our business, operating results and financial condition.

GoHealth, Inc.	2021 Form 10-K	23

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
•The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches of over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system with a four-tier system of sanctions for breaches ranging from the original $100 per violation and an annual maximum of $25,000 for the first tier to a fourth-tier minimum of $50,000 per violation and an annual maximum of $1.5 million per violation category. These penalties are required to be adjusted for inflation. Failure to comply with the HITECH Act could result in enforcement activity, fines, penalties and litigation that could have a material adverse effect on us;
•Other federal and state laws restricting the use and protecting the privacy and security of individually identifiable information may apply, many of which are not preempted by HIPAA; and
•Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, processing, destruction, storage and disclosure of individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

Under the HITECH Act, as a business associate we may also be directly or independently liable for privacy and security breaches and failures of our subcontractors. We have limited control over their actions and practices, and a breach of privacy or security of individually identifiable health information by a subcontractor or other entity operating on our behalf may result in an enforcement action, including criminal and civil liability, against us or litigation by a covered entity with whom we have a contractual relationship. In addition, numerous other federal and state laws protect the confidentiality of individually identifiable information as well as employee personal information, including state medical privacy laws, state social security number protection laws, and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business, operating results and financial condition.

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

GoHealth, Inc.	2021 Form 10-K	24

for medical information governed by the California Confidentiality of Medical Information Act (“CMIA”), and for protected health information collected by a covered entity or business associate governed by the privacy, security and breach notification rule established pursuant to HIPAA and HITECH, but the precise application and scope of this exemption as well as how it would apply to our business is not yet clear. The CCPA also has encouraged “copycat” legislative proposals in other states across the country such as Nevada, Virginia, New Hampshire, Illinois and Nebraska.

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

We are subject to these and other complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal information and other data. Compliance with existing and emerging privacy and cybersecurity laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies. In addition, any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including carriers, social media networks and other data providers, or cause our consumers to lose trust in us, which could have material impacts on our revenue and operations.

Risks from third-party products could adversely affect our businesses.

We offer third-party products, including health insurance products. Insurance involves a transfer of risk and our reputation may be harmed and we may become a target for litigation if risk is not transferred in the way expected by customers and carriers. In addition, if these third party products do not provide the quality of service our customers expect, customers may correlate the negative experience with our service. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

If we are unable to develop new product and service offerings and expand our business scope to penetrate new markets and opportunities, our business, operating results and financial condition would be harmed.

Our business strategy includes expanding our existing products and services. We are investing in new opportunities to broaden our business scope to penetrate new markets and opportunities. However, we may not be able to execute on all of these investments. We may be limited by current or future laws, regulations and guidelines, carriers may not embrace these investments, and customers may not appreciate these products and services. In addition, these investments often rely upon appropriate and effective relationships with third parties and we may not find suitable partners. Failure to develop new and successful product and service offerings may hinder our growth potential and adversely affect our business, operating results and financial condition.

Our international operations subject us to additional risks which could have an adverse effect on our business, operating results and financial condition.

We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of December 31, 2021, 125 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to a company in Honduras. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic

GoHealth, Inc.	2021 Form 10-K	25

instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations. For example, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.

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

We may be adversely affected by negative publicity relating to brand and activities. For instance, if our brand receives negative publicity, the number of customers visiting our platforms or Benefits Center could decrease, and our cost of acquiring customers could increase as a result of a reduction in the number of consumers coming from our direct customer acquisition channel. Additionally, there is at least one other third party business which uses the “GoHealth” name, but is not affiliated with our business. While we agreed with the third party that our “GoHealth” marks can coexist with the third party’s use of “GoHealth” in their business without creating a likelihood of consumer confusion, we entered into a co-existence agreement with the third-party that, among other things, places certain restrictions on both their use of “GoHealth,” as well as ours, in order to further mitigate any risk of confusion. Nevertheless, if our business is mistakenly confused with their business or another business, the value of our brand could be adversely impacted, which could harm our business, operating results and financial condition.

Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise provide could harm our business, operating results and financial condition.

We provide information on our website, through our Benefits Center, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. If the information we provide on our website, through our Benefits Center, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, customers, carriers and others could attempt to hold us liable for damages, our relationships with carriers could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. Although in the past we have resolved these complaints without significant financial cost or impact to our brand or reputation, we cannot guarantee that we will be able to do so in the future. Our sales of individual and family plans that do not qualify as minimum essential coverage, thereby lacking the same benefits as major medical health insurance plans, may increase the risk that we

GoHealth, Inc.	2021 Form 10-K	26

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

The ongoing COVID-19 pandemic has had and may continue to have an adverse effect on our business, results of operations and financial condition. The nature and extent of future impacts is uncertain and unpredictable.

Global health concerns relating specifically to public health crises, illnesses and pandemics, could materially impact our business, operations and financial condition. Specifically, the COVID-19 pandemic have been weighing on the macroeconomic environment, and has at times significantly increased economic uncertainty. In particular, the continuing preventative and precautionary measures that we and other businesses, communities and governments have taken to mitigate the spread of the disease has led to restrictions on, disruptions in, and other related impacts on business and personal activities. These measures have not only negatively impacted consumer spending and business spending habits, but they have also adversely impacted and may further impact our workforce and operations and the operations of carriers, consumers and our business partners. While Covid-19 case volumes appear to be decreasing in the U.S. and certain other countries, uncertainty remains.

The COVID-19 pandemic has caused us to modify our business practices (including with respect to employee travel, employee work locations, and at times cancellation or modification of physical participation in meetings, events and conferences. For example, we have implemented remote working measures, which have required us to provide technical support to our agents to enable them to connect to our technology platform from their homes, including by purchasing laptops for our agents and upgrading their Internet connections. In addition to an investment of financial resources, implementing work from home measures to respond to COVID-19 has diverted management’s time and attention. Furthermore, our employees continue to face challenges in their well-being, given the additional financial, family and health burdens that many employees have experienced and could continue to experience because of the pandemic that may negatively impact our employees’ mental and physical health, engagement and retention.

Further, because most of our employees are working remotely, we may experience an increased risk of security breaches, loss of data, and other disruptions because of accessing sensitive information from remote locations. Correspondingly, it remains unclear how the third-party firms or organizations who have independently audited our information security program against specific standards will assess and evaluate the sufficiency of the security measures we have taken to mitigate remote working related information security risks. Failure to meet these standards could impact our ability to service customers in the healthcare industry, which could have a material adverse impact on our business, financial condition and results of operations.

While the impact of Covid-19 has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of such impact is highly uncertain and unpredictable, as we cannot predict with confidence the duration of the pandemic.

We rely upon third parties to operate our Marketplace technology and any disruption of or interference with our use of such third-party providers would adversely affect our business, results of operations and financial condition.

We outsource our hosting infrastructure to Amazon Web Services and Rackspace, or together, our Hosting Providers, which host our Marketplace technology. Consumers and agents must have the ability to access our Marketplace technology at any time, without interruption or degradation of performance. Our Hosting Providers run their own infrastructure upon which our Marketplace technology and products depend, and we are, therefore, vulnerable to service interruptions at each Hosting Provider. Though very rare, we have experienced, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, application hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of one of our Hosting Providers, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Providers is limited; therefore, we rely heavily on third-party security reviews, such as the Statement on Standards for Attestation Engagements No. 16 (“SSAE 16”) assessments. Our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our marketplace platform performance, especially during peak usage times, as our marketplace platform becomes more complex and the usage of the platform increases. To the extent we do not effectively address capacity constraints, either through our Hosting Providers or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Providers may adversely affect our ability to meet our customers’ requirements.

The substantial majority of the services we use from our Hosting Providers are for cloud-based server capacity and managed colocation services. We access our Hosting Providers’ infrastructure through standard Internet connectivity. Our Hosting

GoHealth, Inc.	2021 Form 10-K	27

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

Our balance sheet includes significant amounts of intangible assets. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations.

A significant portion of our total assets consists of intangible assets. Intangible assets accounted for approximately 28.7% of total assets on our balance sheet as of December 31, 2021. During the twelve months ended December 31, 2021, we recorded impairment charges of $386.6. See Note 4 "Goodwill and Intangibles Assets" for further discussion over the goodwill impairment charges. We evaluate goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of intangible assets could adversely affect our operating results and financial condition.

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

We are also exposed to risks associated with the potential financial instability of our carriers and customers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, customers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our carriers. In addition, events in the U.S. or foreign markets, such as the U.K.’s exit from the European Union, the worldwide effects from the COVID-19 pandemic and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our carriers may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if carriers are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect carriers and customers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect our business, operating results and financial condition. See “—The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.”

GoHealth, Inc.	2021 Form 10-K	28

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

GoHealth, Inc.	2021 Form 10-K	29

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

Our services involve the collection and storage of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, and the transmission of this information to their chosen carriers and to government. For example, in our online lead generation business, we collect and disclose names, contact information, date of birth, and sensitive information regarding the medical history of consumers. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we are required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.

Because our services involve the collection, processing, use, storage and transmission of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, we are subject to various laws, regulations, industry standards and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. We also hold a significant amount of personal information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free of security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and/or human errors or other similar events, and we are required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches and other threats to our information technology systems.

Techniques used to obtain unauthorized access or to sabotage systems change frequently, and as a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.

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

GoHealth, Inc.	2021 Form 10-K	30

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

The total principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, as of December 31, 2021 was $678.4 million, consisting of $523.4 million and $155.0 million outstanding under our term loans and revolving credit facilities, respectively. Our indebtedness could have significant effects on our business, such as:

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

GoHealth, Inc.	2021 Form 10-K	31

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

In 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the United States. Working groups formed by financial regulators in other jurisdictions, including the United Kingdom, the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. . We cannot predict whether or when LIBOR will actually cease to be available, whether SOFR will become the market benchmark in its place, or what, if any, such a transition may have on our business, financial condition and results of operations should we have any borrowings under the Credit Agreement at that time. Our Credit Agreement provides

GoHealth, Inc.	2021 Form 10-K	32

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

Under the GoHealth Holdings, LLC Agreement, we intend to cause GoHealth Holdings, LLC, from time to time, to make distributions in cash to its equityholders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of GoHealth Holdings, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to GoHealth Holdings, LLC’s other equityholders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in GoHealth Holdings, LLC from other equityholders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to GoHealth Holdings, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

The Tax Receivable Agreement with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and such payments could be substantial.

GoHealth, Inc.	2021 Form 10-K	33

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

GoHealth, Inc.	2021 Form 10-K	34

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

As of December 31, 2021, the Founders and Centerbridge control, in the aggregate, approximately 56.4% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that the Founders and Centerbridge elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.

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

GoHealth, Inc.	2021 Form 10-K	35

certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We utilize certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the Nasdaq rules. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.
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
•subject to the rights of the holders of any preferred stock and the terms of the Stockholders Agreement, the number of directors shall be determined exclusively by a majority of the whole board or directors;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock (other than directors appointed pursuant to the Stockholders Agreement, who may be removed with or without cause in accordance with the terms of the Stockholders Agreement);
•at any time when Centerbridge beneficially owns, in the aggregate, less than 40% of the voting power entitled to vote generally in the election of our directors, that stockholders may not act by written consent; and
•at any time when Centerbridge beneficially owns, in the aggregate, less than 40% of the voting power entitled to vote generally in the election of our directors, that certain provisions of our amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited; provided, however, that, under our amended and restated certificate of incorporation, Centerbridge and NVX Holdings and any of their respective affiliates are not deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly will not be subject to such restrictions.

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

GoHealth, Inc.	2021 Form 10-K	36

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

In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting, which requires us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting.

GoHealth, Inc.	2021 Form 10-K	37

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

In the ordinary course of our business, we have received and may continue to receive inquiries from state regulators relating to various matters. We also have become, and may in the future become, involved in litigation or claims in the ordinary course of our business, including with respect to employment-related claims such as workplace discrimination or harassment. We have, and may in the future, face claims of violations of other local, state, and federal labor or employment laws, laws and regulations relating to marketing and laws and regulations relating to the sale of insurance. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices lose our relationships with carriers and be subject to various fines and penalties, including revocation of our licenses to sell insurance, any of which could adversely affect our business, financial condition or results of operations.

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

•allocation of expenses to and among different jurisdictions;

GoHealth, Inc.	2021 Form 10-K	38

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
•changes in accounting principles;
•global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;
•political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries; and
•other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.

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

GoHealth, Inc.	2021 Form 10-K	39

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table presents the location, approximate square footage and primary use of each of the principal physical properties we occupied as of December 31, 2021.

Location	Approximate Square Footage	Primary Use
Chicago, Illinois	30,052	Corporate headquarters, marketing and advertising, technology and software development, and general and administrative
Chicago, Illinois	42,000	Customer care and enrollment
Charlotte, North Carolina	97,599	Customer care and enrollment
Lindon, Utah	18,105	Customer care and enrollment
We believe our existing properties, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for information about legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Clinton P. Jones	44	Co-Founder, Chief Executive Officer and Co-Chair of the Board of Directors
Brandon M. Cruz	44	Co-Founder, Chief Strategy Officer, Special Advisor to the Executive Team and Co-Chair of the Board of Directors
Shane E. Cruz	42	Chief Operating Officer
Brian Farley	52	Chief Legal Officer and Corporate Secretary
Travis J. Matthiesen	38	Interim Chief Financial Officer
James A. Sharman	62	President
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

GoHealth, Inc.	2021 Form 10-K	40

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
Travis J. Matthiesen has been serving as Interim Chief Financial Officer since January 25, 2022. Prior to such role, Mr. Matthiesen served as Chief Transformation Officer since December 2021, and as Chief Financial Officer since 2018. Prior to that, he was the Company’s Vice President of Finance and Marketplace Operations from 2017 to 2018 and the Company’s Corporate Controller from 2010 to 2017. Mr. Matthiesen holds a Master of Business Administration from the University of Notre Dame and a Bachelor of Science degree in Accounting from Cedarville University.
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
The following table provides information regarding our members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)	Company
Clinton P. Jones	44	Co-Founder, Chief Executive Officer and Co-Chair of the Board of Directors	GoHealth, Inc
Brandon M. Cruz	44	Co-Founder, Chief Strategy Officer, Special Advisor to the Executive Team and Co-Chair of the Board of Directors	GoHealth, Inc
Joseph G. Flanagan	50	Director	R1 RCM Inc.
Helene D. Gayle	66	Director	The Chicago Community Trust
Jeremy W. Gelber	46	Director	Centerbridge
Anita V. Pramoda	47	Director	Owned Outcomes
Miriam A. Tawil	37	Director	Centerbridge
Alexander E. Timm	33	Director	Root Insurance Company
Family Relationships
Brandon M. Cruz, our Co-Founder, Chief Strategy Officer and Special Advisor to the Executive Team and Director is the brother of Shane E. Cruz, our Chief Operating Officer. Otherwise, there are no family relationships among any of our executive officers or directors.

GoHealth, Inc.	2021 Form 10-K	41

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades under the symbol “GOCO” on The Nasdaq Global Market and has been publicly traded since July 15, 2020. Prior to this time, there was no public market for our Class A common stock.
As of March 3, 2022, there were 2 and 12 Class A and Class B common stockholders of record, respectively. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchaser
None.

GoHealth, Inc.	2021 Form 10-K	42

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
The graph below compares the cumulative total return of our Class A common stock to the cumulative total return on the Nasdaq Composite Index and the S&P 1500 Insurance Brokers Index for the period beginning on July 15, 2020 (the date our Class A common stock commenced trading on The Nasdaq Global Market) through December 31, 2021. The graph assumes that $100 was invested in our Class A common stock at the closing sales price on July 15, 2020, and in the Nasdaq Composite Index and the S&P 1500 Insurance Brokers Index on July 15, 2020, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*

Among GoHealth, Inc., the NASDAQ Composite Index,
and S&P 1500 Insurance Brokers Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/15/20
7/20
8/20
9/20
10/20
11/20
12/20
1/21
2/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
GoHealth, Inc.
NASDAQ Composite
S&P 1500 Insurance Brokers Index

	July 15, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
GoHealth, Inc.	$100.00	$66.93	$70.20	$70.20	$57.61	$25.85	$19.48
Nasdaq Composite Index	$100.00	$111.24	$128.62	$128.62	$145.23	$144.90	$157.14
S&P 1500 Insurance Brokers Index	$100.00	$106.49	$110.90	$110.90	$127.34	$138.57	$153.42
ITEM 6. [RESERVED]

GoHealth, Inc.	2021 Form 10-K	43

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
•Medicare—Internal: The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by carriers based on sales we generated, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners. The Medicare—Internal segment is our largest and fastest growing segment, and represented 94% of segment profits in 2021.
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

GoHealth, Inc.	2021 Form 10-K	44

generated by us to external agencies. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by carriers as a result of policy sales, as well as sales of consumer leads to external agencies.
The following table presents the percentages of revenues and profit (loss) generated by each of our operating segments for the periods presented:

	Successor			Predecessor
	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Percent of net revenues:
Medicare—Internal	79.5%	76.1%	69.8%	44.2%
Medicare—External	17.8%	17.7%	19.2%	24.2%
IFP and Other—Internal	1.9%	3.7%	6.8%	16.4%
IFP and Other—External	0.8%	2.5%	4.3%	15.1%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Percent of segment profit:
Medicare—Internal	93.7%	96.1%	90.8%	81.9%
Medicare—External	2.9%	1.9%	7.6%	10.0%
IFP and Other—Internal	3.1%	1.4%	1.2%	4.5%
IFP and Other—External	0.3%	0.6%	0.4%	3.6%
Total segment profit	100.0%	100.0%	100.0%	100.0%
The Transactions
Our historical results of operations prior to the completion of the Transactions, including the IPO, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Transactions and the use of proceeds from the IPO.
Following the completion of the Transactions, GoHealth, Inc. became the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interests in a consolidated entity in GoHealth, Inc.’s Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. As of December 31, 2021, public investors collectively own 64.8% of our outstanding Class A common stock, consisting of 74,804 shares of Class A common stock. As of December 31, 2021, GoHealth, Inc. owns 115,487 LLC Interests, representing 36.5% of the economic interest in GoHealth Holdings, LLC, the Founders collectively own 97,718 LLC Interests, representing 30.9% of the economic interest in GoHealth Holdings, LLC, Centerbridge owns 80,793 LLC Interests, representing 25.6% of the economic interest in GoHealth Holdings, LLC, and the Continuing Equity Owners collectively own 22,124 LLC Interests, representing 7.0% of the economic interest in GoHealth Holdings, LLC. Accordingly, as of December 31, 2021, the economic interest in GoHealth Holdings, LLC held by non-controlling interests was 63.5%. GoHealth, Inc. is a holding company that conducts no operations and its principal asset is the LLC Interests we purchased from GoHealth Holdings, LLC.

GoHealth, Inc.	2021 Form 10-K	45

The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of December 31, 2021, is as follows:
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
Response to COVID-19
The COVID-19 pandemic has resulted in, and may continue to result in, significant economic disruption in the economy. While the situation has improved, namely with the help of vaccines, variants continue to put stress on the recovery. We continue to closely monitor the situation and its impacts on our business, liquidity, and capital planning initiatives. In addition, the Company continues to implement a gradual and phased return to the office for our employees, expecting that some employees will continue to work in a remote environment for the foreseeable future.

We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations. See “Risk Factors—Risks Related to Our Business—The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted” in this Annual Report on Form 10-K for additional information.

GoHealth, Inc.	2021 Form 10-K	46

Results of Operations
The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. A discussion and analysis regarding our results of operations for fiscal year 2020 compared to fiscal year 2019 that are not included in this Annual Report on Form 10-K can be found in our Annual Report on Form 10-K filed with the SEC on March 16, 2021.
The following table sets forth the components of our results of operations for the periods presented:

	Successor						Predecessor
	Twelve months ended Dec. 31, 2021		Twelve months ended Dec. 31, 2020		Period from Sep. 13, 2019 through Dec. 31, 2019		Period from Jan. 1, 2019 through Sep. 12, 2019
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Commission	$881,263	82.9%	$671,140	76.5%	$243,347	78.9%	$175,834	76.1%
Enterprise	181,152	17.1%	206,210	23.5%	65,144	21.1%	55,176	23.9%
Net revenues	1,062,415	100.0%	877,350	100.0%	308,491	100.0%	231,010	100.0%
Operating expenses:
Cost of revenue	239,335	22.5%	199,202	22.7%	90,384	29.3%	79,169	34.3%
Marketing and advertising	365,141	34.4%	206,864	23.6%	24,811	8.0%	37,769	16.3%
Customer care and enrollment	320,165	30.1%	165,497	18.9%	44,356	14.4%	49,149	21.3%
Technology	48,429	4.6%	59,348	6.8%	6,006	1.9%	40,312	17.5%
General and administrative	98,183	9.2%	197,229	22.5%	13,674	4.4%	79,219	34.3%
Change in fair value of contingent consideration liability	—	—%	19,700	2.2%	70,700	22.9%	—	—%
Amortization of intangible assets	94,056	8.9%	94,056	10.7%	28,217	9.1%	—	—%
Goodwill impairment charges	386,553	36.4%	—	—%	—	—%	—	—%
Acquisition related transaction costs	—	—%	—	—%	6,245	2.0%	2,267	1.0%
Total operating expenses	1,551,862	146.1%	941,896	107.4%	284,393	92.2%	287,885	124.6%
Income (loss) from operations	(489,447)	(46.1)%	(64,546)	(7.4)%	24,098	7.8%	(56,875)	(24.6)%
Interest expense	33,505	3.2%	32,969	3.8%	8,076	2.6%	140	0.1%
Loss on extinguishment of debt	11,935	1.1%	—	—%
Other expense (income), net	(669)	(0.1)%	(358)	—%	(17)	—%	114	—%
Income (loss) before income taxes	(534,218)	(50.3)%	(97,157)	(11.1)%	16,039	5.2%	(57,129)	(24.7)%
Income tax (benefit) expense	(24)	—%	43	—%	44	—%	(66)	—%
Net income (loss)	$(534,194)	(50.3)%	$(97,200)	(11.1)%	15,995	5.2%	(57,063)	(24.7)%
Net income (loss) attributable to non-controlling interests	(344,837)	(32.5)%	(52,933)	(6.0)%	—	—%	—	—%
Net income (loss) attributable to GoHealth, Inc.	$(189,357)	(17.8)%	$(44,267)	(5.0)%	$15,995	5.2%	$(57,063)	(24.7)%
Non-GAAP financial measures:
EBITDA	$(393,206)		$34,364		$52,853		$(52,742)
Adjusted EBITDA	$33,821		$271,029		$130,465		$39,973
Adjusted EBITDA margin	3.2%		30.9%		42.3%		17.3%
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Consolidated Financial Statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax (benefit) expense and depreciation and amortization expense, or EBITDA; Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor its results of operations.
Adjusted EBITDA represents EBITDA as further adjusted for certain items summarized in the following table. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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

GoHealth, Inc.	2021 Form 10-K	47

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Net revenues	$1,062,415	$877,350	$308,491	$231,010
Net income (loss)	(534,194)	(97,200)	15,995	(57,063)
Interest expense	33,505	32,969	8,076	140
Income tax (benefit) expense	(24)	43	44	(66)
Depreciation and amortization expense	107,507	98,552	28,738	4,247
EBITDA	(393,206)	34,364	52,853	(52,742)
Loss on extinguishment of debt (1)	11,935	—	—	—
Goodwill impairment charges (2)	386,553	—	—	—
Share-based compensation expense (3)	27,297	6,929	448	—
Loss on sublease (4)	1,062	—	—	—
Legal fees (5)	180	—	—	—
Accelerated vesting of certain equity awards (6)	—	209,300	—	87,060
Change in fair value of contingent consideration liability (7)	—	19,700	70,700	—
Centerbridge Acquisition costs (8)	—	—	6,245	4,908
IPO transactions costs (9)	—	659	—	—
Severance costs (10)	—	77	219	747
Adjusted EBITDA	$33,821	$271,029	$130,465	$39,973
Adjusted EBITDA margin	3.2%	30.9%	42.3%	17.3%

(1)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.
(2)Represents goodwill impairment charges related to the Medicare— Internal and Medicare— External reporting units for the twelve months ended December 31, 2021.
(3)Represents non-cash share-based compensation expense relating to equity awards.
(4)Represents the loss related to a sublease agreement entered into during the twelve months ended December 31, 2021.
(5)Represents non-recurring legal fees unrelated to our core operations.
(6)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the twelve months ended December 31, 2020.
(7)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(8)Represents legal, accounting, consulting, and other costs related to the Centerbridge Acquisition.
(9)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.
(10)Represents costs associated with the termination of employment.
Net Revenues
Commission Revenues
Commission revenues were $881.3 million for the twelve months ended December 31, 2021 compared to $671.1 million for the twelve months ended December 31, 2020. The $210.1 million, or 31.3%, increase was primarily attributable to increases in commission revenue from the Medicare—Internal segment driven by a 87% increase in Medicare commissionable Approved

GoHealth, Inc.	2021 Form 10-K	48

Submissions. This was partially offset by negative revenue adjustments relating to performance obligations satisfied in prior periods for the twelve months ended December 31, 2021 of $165.3 million and decreased LTV Per Approved Submission for the twelve months ended December 31, 2021 compared to the comparable prior year period driven by unfavorable effectuation and persistency trends.
Enterprise Revenues
Enterprise revenues were $181.2 million for the twelve months ended December 31, 2021 compared to $206.2 million for the twelve months ended December 31, 2020. The $25.1 million, or 12.2%, decrease was primarily attributable to a decrease of $33.4 million related to partner marketing and enrollment services and a $7.1 million decrease in technology licensing and implementation fees, and consumer lead sales to external third parties in our external segments, as we strategically shifted to generating consumer leads in the internal channels. The decreases were partially offset by a $15.4 million increase in direct partner campaigns in our Medicare—Internal segment.
Operating Expense
Cost of Revenue
Cost of revenue was $239.3 million for the twelve months ended December 31, 2021 compared to $199.2 million for the twelve months ended December 31, 2020. The $40.1 million, or 20.1%, increase was primarily attributable to a 69% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners. This was partially offset by negative cost of revenue adjustments relating to performance obligations satisfied in prior periods.
Marketing and Advertising
Marketing and advertising expense was $365.1 million for the twelve months ended December 31, 2021 compared to $206.9 million for the twelve months ended December 31, 2020. The $158.3 million, or 76.5%, increase was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 87% increase in Medicare—Internal commissionable Approved Submissions. Additionally, marketing and advertising expense for the twelve months ended December 31, 2020 included $24.6 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Customer Care and Enrollment
Customer care and enrollment expense was $320.2 million for the twelve months ended December 31, 2021 compared to $165.5 million for the twelve months ended December 31, 2020. The $154.7 million, or 93.5%, increase was primarily attributable to the hiring of additional agents in the Medicare—Internal segment as well as expenses associated with an increased attrition rate of agents. Additionally, customer care and enrollment expense for the twelve months ended December 31, 2020 included $11.5 million of share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO.
Technology
Technology expense was $48.4 million for the twelve months ended December 31, 2021 compared to $59.3 million for the twelve months ended December 31, 2020. The $10.9 million, or 18.4%, decrease was primarily attributable to $32.6 million of share-based compensation expense recorded during the twelve months ended December 31, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.
General and Administrative
General and administrative expense was $98.2 million for the twelve months ended December 31, 2021 compared to $197.2 million for the twelve months ended December 31, 2020. The $99.0 million, or 50.2%, decrease was primarily attributable to $140.6 million of share-based compensation expense recorded during the twelve months ended December 31, 2020 relating to the accelerated vesting of performance-vesting units in connection with the IPO. Absent this share-based compensation expense, the increase was primarily due to investments in corporate infrastructure, such as legal, human resources, and finance, to support general growth and implement the corporate resources needed to support a post-IPO business.

GoHealth, Inc.	2021 Form 10-K	49

Change in Fair Value of Contingent Consideration Liability
Change in fair value of contingent consideration liability was $19.7 million for the twelve months ended December 31, 2020 and relates to the earnout liability incurred in connection with the Centerbridge Acquisition, in which we agreed to pay additional consideration if certain financial targets were achieved. The earnout liability was settled in connection with our IPO.
Amortization of Intangible Assets
Amortization of intangible assets expense was $94.1 million for both the twelve months ended December 31, 2021 and December 31, 2020, and relates to the amortization of developed technology and customer relationships.
Interest Expense
Interest expense was $33.5 million for the twelve months ended December 31, 2021 compared to $33.0 million for the twelve months ended December 31, 2020. The $0.5 million increase was due to additional debt outstanding on our Credit Facilities.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $11.9 million for the twelve months ended December 31, 2021 and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.
Goodwill Impairment Charges
The Company recognized goodwill impairment charges of $380.3 million and $6.2 million for the Medicare-Internal and Medicare— External reporting units, respectively, representing the full amount of goodwill associated with these reporting units, during the twelve months ended December 31, 2021.
Adjusted EBITDA
Adjusted EBITDA was $33.8 million for the twelve months ended December 31, 2021 compared to $271.0 million for the twelve months ended December 31, 2020. The $237.2 million, or 87.5%, decrease was primarily attributable to the net impact of negative revenue adjustments relating to performance obligations satisfied in prior periods for the twelve months ended December 31, 2021 of $111.9 million, as well as expenses associated with an increased attrition rate of agents.
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

GoHealth, Inc.	2021 Form 10-K	50

	Successor						Predecessor
	Twelve months ended Dec. 31, 2021		Twelve months ended Dec. 31, 2020		Period from Sep. 13, 2019 through Dec. 31, 2019		Period from Jan. 1, 2019 through Sep. 12, 2019
(in thousands)	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues:
Medicare—Internal	$844,894	79.5%	$667,293	76.1%	$215,322	69.8%	$102,196	44.2%
Medicare—External	189,563	17.8%	155,660	17.7%	59,152	19.2%	55,981	24.2%
IFP and Other—Internal	19,687	1.9%	32,271	3.7%	20,850	6.8%	37,909	16.4%
IFP and Other—External	8,271	0.8%	22,126	2.5%	13,167	4.3%	34,924	15.1%
Net revenues	1,062,415	100.0%	877,350	100.0%	308,491	100.0%	231,010	100.0%
Segment profit:
Medicare—Internal	84,345	7.9%	296,865	33.8%	126,210	40.9%	40,024	17.3%
Medicare—External	2,622	0.2%	5,944	0.7%	10,584	3.4%	4,893	2.1%
IFP and Other—Internal	2,819	0.3%	4,269	0.5%	1,650	0.5%	2,195	1.0%
IFP and Other—External	245	—%	1,910	0.2%	584	0.2%	1,748	0.8%
Segment profit	90,031	8.5%	308,988	35.2%	139,027	45.1%	48,860	21.2%
Corporate expense (1)	98,869	9.3%	259,778	29.6%	9,767	3.2%	103,469	44.8%
Change in fair value of contingent consideration liability	—	—%	19,700	2.2%	70,700	22.9%	—	—%
Amortization of intangible assets	94,056	8.9%	94,056	10.7%	28,217	9.1%	—	—%
Loss on extinguishment of debt	11,935	1.1%	—	—%	—	—%	—	—%
Goodwill impairment charges	386,553	36.4%	—	—%	—	—%	—	—%
Acquisition related transaction costs	—	—%	—	—%	6,245	2.0%	2,267	1.0%
Interest expense	33,505	3.2%	32,969	3.8%	8,076	2.6%	140	0.1%
Other (income) expense, net	(669)	(0.1)%	(358)	—%	(17)	—%	114	—%
Income (loss) before income taxes	$(534,218)	(50.3)%	$(97,157)	(11.1)%	$16,039	5.2%	$(57,129)	(24.7)%
(1)The twelve months ended December 31, 2021 includes $27.3 million of share-based compensation expense associated with awards with service conditions. The twelve months ended December 31, 2020 includes $6.9 million of share-based compensation expense associated with awards with service conditions, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO. The period from January 1, 2019 through September 12, 2019 includes the Class C share-based compensation and incentive share plan expense recorded in connection with the Acquisition, and which totaled $87.1 million.
Net Revenues
Net revenues for the Medicare—Internal segment were $844.9 million for the twelve months ended December 31, 2021 compared to $667.3 million for the twelve months ended December 31, 2020. The $177.6 million, or 26.6%, increase was primarily attributable to the hiring of additional agents and the implementation of new marketing strategies to generate a greater number of qualified prospects, which contributed to a 87% increase in commissionable Approved Submissions. This was offset by negative revenue adjustments relating to performance obligations satisfied in prior periods for the twelve months ended December 31, 2021 of $117.1 million.
Net revenues for the Medicare—External segment were $189.6 million for the twelve months ended December 31, 2021 compared to $155.7 million for the twelve months ended December 31, 2020. The $33.9 million, or 21.8%, increase was primarily attributable to a 69% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform. This was offset by negative revenue adjustments relating to performance obligations satisfied in prior periods for the twelve months ended December 31, 2021 of $48.2 million.
Net revenues for the IFP and Other—Internal segment were $19.7 million for the twelve months ended December 31, 2021 compared to $32.3 million for the twelve months ended December 31, 2020. Net revenues for the IFP and Other—External segment were $8.3 million for the twelve months ended December 31, 2021 compared to $22.1 million for the twelve months ended December 31, 2020. For each of the IFP and Other segments, the decreases were primarily driven by a strategic shift towards higher margin Medicare products.
Segment Profit (Loss)
Segment profit for the Medicare—Internal segment was $84.3 million for the twelve months ended December 31, 2021 compared to $296.9 million for the twelve months ended December 31, 2020. The $212.5 million, or 71.6%, decrease was primarily

GoHealth, Inc.	2021 Form 10-K	51

attributable to (i) the net impact of negative revenue adjustments relating to performance obligations satisfied in prior periods for the twelve months ended December 31, 2021 of $103.1 million, (ii) increased expenses associated with an increased attrition rate of agents, and (iii) increased marketing and advertising costs, which contributed to a 87% increase of Medicare—Internal commissionable Approved Submissions, and a 21.1% increase in net revenue.
Segment loss for the Medicare—External segment was $2.6 million for the twelve months ended December 31, 2021 compared to segment profit of $5.9 million for the twelve months ended December 31, 2020. The $3.3 million, or 55.9%, decrease was primarily attributable to the net impact of negative revenue adjustments relating to performance obligations satisfied in prior periods for the twelve months ended December 31, 2021 of $8.8 million, partially offset by a 69% increase in commissionable Approved Submissions in the Medicare—External segment, which drove a 21.8% increase in commissions revenue.
Segment profit for the IFP and Other—Internal segment was $2.8 million for the twelve months ended December 31, 2021 compared to $4.3 million for the twelve months ended December 31, 2020. The $1.5 million, or 34.0%, decrease was primarily attributable to a $26.4 million, or 48.6% decrease in revenues, partially offset by a reduction in operating costs driven by less investment in this segment, as we have implemented an overall strategic shift towards higher margin Medicare products.
Segment profit for the IFP and Other—External segment was $0.2 million for the twelve months ended December 31, 2021 compared to $1.9 million for the twelve months ended December 31, 2020. The $1.7 million, or 87.2%, decrease was primarily attributable to an overall strategic shift towards higher margin Medicare products.
Key Business and Operating Metrics by Segment
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis.
Medicare Segments
Lifetime Value of Commissions per Consumer Acquisition Cost
Lifetime value of commissions per consumer acquisition cost, or LTV/CAC, represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, divided by (ii) the cost to convert a qualified prospect into a Submitted Policy (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue and is presented on a per commissionable Approved Submission basis. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and insurance carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in this Annual Report on Form 10-K.
The LTV/CAC for the Medicare—Internal segment was 1.4x (with a CAC of $580.8 million) for the twelve months ended December 31, 2021, 2.8x (with a CAC of $162.2 million) for the twelve months ended December 31, 2020, 4.2x (with a CAC of $32.5 million) for the Successor 2019 Period and 2.3x (with a CAC of $30.7 million) for the Predecessor 2019 Period. The decrease in LTV/CAC is attributable to the hiring and training of additional agents and the implementation of new marketing strategies to drive the conversion of a greater number of qualified prospects into commissionable Approved Submissions, which increased 87% year over year in the Medicare—Internal segment.
Submitted Policies
Submitted Policies represent completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2021 Form 10-K	52

The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

	Successor			Predecessor
(in actuals)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Medicare Advantage	1,190,530	644,669	222,599	134,173
Medicare Supplement	4,508	9,119	7,444	11,205
Prescription Drug Plans	42,469	16,762	13,838	7,675
Total Medicare—Commissionable	1,237,507	670,550	243,881	153,053
Medicare Advantage	23,414	44,799	17,775	4,240
Medicare Supplement	8,242	8,782	4,185	1,051
Prescription Drug Plans	4,696	5,781	3,041	471
Total Medicare—Non-commissionable	36,352	59,362	25,001	5,762
Total Medicare Submitted Policies	1,273,859	729,912	268,882	158,815
Total Medicare Submitted Policies were 1,273,859 for the twelve months ended December 31, 2021, and 729,912 for the twelve months ended December 31, 2020. The increase is attributable to an increase in marketing costs that generated a greater number of prospects, along with increased agent headcount. We were also able to drive an increase in total Submitted Policies in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.
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
Medicare—Internal

	Successor			Predecessor
(in actuals)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Medicare Advantage	903,808	478,863	159,969	86,544
Medicare Supplement	1,229	3,116	1,852	3,198
Prescription Drug Plans	24,006	13,582	8,943	5,078
Total Medicare—Internal Commissionable Approved Submissions	929,043	495,561	170,764	94,820
Medicare—Internal commissionable Approved Submissions were 929,043 for the twelve months ended December 31, 2021, and 495,561 for the twelve months ended December 31, 2020. The increase was attributable to the hiring of additional agents and increased marketing costs that generated a greater number of prospects.

GoHealth, Inc.	2021 Form 10-K	53

Medicare—External

	Successor			Predecessor
(in actuals)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Medicare Advantage	266,795	158,325	53,852	48,341
Medicare Supplement	2,531	5,254	3,926	7,065
Prescription Drug Plans	12,344	3,036	4,895	2,597
Total Medicare—External Commissionable Approved Submissions	281,670	166,615	62,673	58,003
Medicare—External commissionable Approved Submissions were 281,670 for the twelve months ended December 31, 2021, and 166,615 for the twelve months ended December 31, 2020. The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
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
The following table presents the LTV per Approved Submission by product for the Medicare segments for the periods presented:

	Successor			Predecessor
(in actuals)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Medicare Advantage	$842	$900	$805	$751
Medicare Supplement	$856	$849	$936	$911
Prescription Drug Plans	$215	$215	$213	$194
LTV per Approved Submission for Medicare Advantage was $842 for the twelve months ended December 31, 2021, and $900 for the twelve months ended December 31, 2020. The decrease was primarily attributable to an increase in consumer shopping, resulting in lower persistency and an increased constraint added to the LTV for the three months ended December 31, 2021.
LTV per Approved Submission for Medicare Supplement was $856 for the twelve months ended December 31, 2021, and $849 for the twelve months ended December 31, 2020. The increase was primarily due to changes in carrier mix.
LTV per Approved Submission for prescription drug plans were relatively unchanged for the twelve months ended December 31, 2021 and the twelve months ended December 31, 2020.
IFP and Other Segments
Submitted Policies
Submitted Policies represent the number of completed applications that, with respect to each such application, the consumer has authorized us to submit to the carrier. The applicant may need to take additional actions, including providing subsequent information before the application is reviewed by the carrier.

GoHealth, Inc.	2021 Form 10-K	54

Total Submitted Policies for the IFP and Other segments were 63,196 for the twelve months ended December 31, 2021, 120,674 for the twelve months ended December 31, 2020, 146,228 for the Successor 2019 Period, and 150,544 for the Predecessor 2019 Period. The decrease is due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of the IFP and Other segments.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At December 31, 2021, cash and cash equivalents totaled $84.4 million. On July 17, 2020, we completed our IPO, which resulted in the issuance and sale of 43,500 shares of common stock at the IPO price of $21.00, and generating net proceeds of $852.4 million after deducting underwriting discounts and other offering costs. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of December 31, 2021, the Company had $155.0 million outstanding under the Revolving Credit Facilities and had a remaining capacity of $45.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the twelve months ended December 31, 2021, the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period:

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Net cash provided by (used in) operating activities	$(299,006)	$(114,217)	$(9,284)	$9,281
Net cash used in investing activities	$(19,801)	$(14,523)	$(810,010)	$(5,597)
Net cash provided by (used in) financing activities	$259,089	$260,663	$830,879	$(3,449)
Operating Activities
Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; loss on extinguishment of debt; loss on sublease; change in the fair value of contingent consideration; goodwill impairment charges; noncash lease expense; amortization of debt discount and issuance costs and the effect of changes in working capital and other activities.
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
Net cash used in operating activities was $299.0 million for the twelve months ended December 31, 2021, compared to $114.2 million for the twelve months ended December 31, 2020. The $184.8 million decrease is primarily driven by an increase in net loss of $437.0 million, an increase in commissions receivable of $25.5 million and a decrease in share-based compensation expense of $188.9 million, partially offset by an increase in goodwill impairment charges of $386.6 million, an increase in commissions payable of $9.9 million, an increase in accounts payable of $35.8 million, and other adjustments for non-cash items of $34.3 million. The increases in commissions receivable and commissions payable were each driven by increases in Medicare commissionable Approved Submissions.
Investing Activities
Net cash used in investing activities increased to $19.8 million for the twelve months ended December 31, 2021, from $14.5 million for the twelve months ended December 31, 2020. The increase was primarily driven by an increase in capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.

GoHealth, Inc.	2021 Form 10-K	55

Financing Activities
Net cash provided by financing activities was $259.1 million for the twelve months ended December 31, 2021, from $260.7 million for the twelve months ended December 31, 2020. During the twelve months ended December 31, 2020, the Company received proceeds from the issuance of Class A common stock sold in the IPO, net of offering costs, of $852.4 million. Of the $852.4 million of IPO proceeds, $508.3 million was used to purchase LLC Interests, $100.0 million was used to settle the Senior Preferred Earnout Units, and $96.2 million was used as partial consideration for the Blocker Merger. There were no such proceeds in 2021. This was partially offset by an increase in borrowings, net of repayments and call premium paid on debt extinguishment, of $147.0 million for the twelve months ended December 31, 2021.
Term Loan Facilities
On September 13, 2019, in connection with the Acquisition, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”).
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
On November 10, 2021, the Company entered into Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 6”). Amendment No. 6 provides $100.0 million of incremental term loans, or the “2021-2 Incremental Term Loans”.
The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of December 31, 2021, the Company had a principal amount of $115.0 million, $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively.
Revolving Credit Facilities
The Credit Agreement provided for a $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility”). During 2020, the Company entered into a series of amendments (Amendments No. 1 - 5) to the Credit Agreement to provide for $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”).
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
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of December 31, 2021.
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

GoHealth, Inc.	2021 Form 10-K	56

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
On March 14, 2022, the Company amended its Credit Agreement. Among other terms, the interest rate for the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans was increased by 150 basis points. The Credit Agreement was amended to remove testing of the Net Leverage Ratio for the December 31, 2021 period and increase the maximum permitted Net Leverage Ratio for certain future reporting periods.
Our material contractual obligations generally include operating leases and capital leases, and long-term debt. Refer to Note 11, “Leases,” of the Notes to Consolidated Financial Statements for information about our leasing obligations. Refer to Note 5, “Long-Term Debt,” of the Notes to Consolidated Financial Statements for information about our long-term debt obligations.
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

GoHealth, Inc.	2021 Form 10-K	57

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors, such as the determination of performance obligations and determination of the transaction price. The estimate of renewal commissions are considered variable consideration in the transaction price and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse and premium increase data, available industry and carrier experience data, historical payment data by segment and carrier, as well as current forecast data to estimate forecasted renewal considerations, and then to constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy renews, and any adjustments in variable consideration are recognized in the period incurred.
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

GoHealth, Inc.	2021 Form 10-K	58

Performing a quantitative impairment test for goodwill includes the determination of the fair value of a reporting unit, and involves significant estimates and assumptions. These level 3 fair value estimates and assumptions include, among others, cash flow projections and selecting an appropriate discount rate.
To estimate the fair value of the Medicare— Internal reporting unit, the Company relied on a combination of the income approach, utilizing the discounted cash flow method, and the market approach, utilizing the guideline company method, with a 75% weighting on the income approach and a 25% weighting on the market approach. To estimate the fair value of the Medicare— External reporting unit, the Company relied on the income approach, utilizing the discounted cash flow method. The Company considered but did not rely on the market approach for the Medicare— External reporting unit due to the lack of comparable companies.
In the income approach used to calculate the fair value of the reporting units, the Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including long-term projections of future cash flows, estimated revenues, operating margin, and discount rates reflecting the risk inherent in future cash flows for each reporting unit. In estimating future cash flows, the Company relied on internally generated forecasts for each reporting unit and assumed a long-term growth rate of 3%. The discounted cash flow analysis assumed a discount rate of 12.5% for the Medicare— Internal reporting unit and 17.0% for the Medicare— External reporting unit.
The guideline company method under the market approach, which was utilized for the Medicare— Internal reporting unit, involves calculating valuation multiples based on revenues and operating margins from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on specific characteristics of the reporting unit relative to the selected guideline companies and applied to the reporting unit’s operating data to arrive at an indication of value.
Determining the fair value of a reporting unit requires the Company to make significant judgments, estimates and assumptions. While the Company believes that the estimates and assumptions underlying the valuation methodologies are reasonable, these estimates and assumptions could have a significant impact on whether or not a goodwill impairment charge is recognized and also the magnitude of any such charge.
As a result of the annual goodwill impairment test conducted as of November 30, 2021, during the fourth quarter of 2021 the Company recognized goodwill impairment charges of $386.6 million, within "Goodwill impairment charges" in the Consolidated Statement of Operations. See Note 4 "Goodwill and Intangibles Assets" for further discussion over the goodwill impairment charges. There was no impairment of goodwill for the twelve months ended December 31, 2020 and the Successor 2019 period.
Indefinite-lived intangible assets are tested for impairment on November 30th of each year or whenever events or changes in circumstances indicate that an impairment may exist. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determination of fair value involves significant estimates and assumptions including, among others, cash flow projections and selecting appropriate royalty and discount rates.
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

GoHealth, Inc.	2021 Form 10-K	59

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
As of December 31, 2021, the Company has determined there is no resulting liability related to the Tax Receivable Agreement arising from the Transactions. Should the Company determine that the Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts and commissions receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any customers was minimal as of December 31, 2021, based on the lack of collection issues in the past and the high financial standards we require of customers. As of December 31, 2021, three customers each represented 10% or more of our total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $28.7 million, of the combined total. As of December 31, 2020, four customers each represented 10% or more of our total accounts receivable and unbilled receivables and, in aggregate, represented 86%, or $23.2 million, of the combined total. No other customers represented 10% or more of our total accounts receivable at December 31, 2021 and 2020.
Interest Rate Risk
As of December 31, 2021, we had cash of $84.4 million deposited in non-interest bearing accounts with major banks with limited to no-interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
We have exposure to changes in interest rates associated with borrowings under our Credit Facilities, which have variable interest rates tied either to LIBOR or an alternate base rate (“ABR”), at our option. At December 31, 2021, we had variable rate borrowings outstanding under our Term Loans and Revolving Credit Facilities of $678.4 million, carrying a weighted-average effective interest rate of 6.1%. A hypothetical 100 basis point change in the interest rate would have had a $4.7 million effect on our income (loss) before income taxes. At December 31, 2020, we had variable rate borrowings outstanding under our Credit Facilities of $412.4 million, carrying a weighted-average effective interest rate of 7.5%. A hypothetical 100 basis point change in the interest rate would have had a $3.9 million effect on our income (loss) before income taxes
See “Risk Factors—Risks Related to Our Indebtedness—Developments with respect to LIBOR may affect our borrowings under our Credit Facilities” in this Annual Report on Form 10-K for additional information.

GoHealth, Inc.	2021 Form 10-K	60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GoHealth, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoHealth, Inc. (the Company) as of December 31, 2021 and 2020 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' / members’ equity and cash flows for each of the two years in the period ended December 31, 2021 (Successor), the period from September 13, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to September 12, 2019 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 (Successor), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 (Successor), the period from September 13, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to September 12, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2022 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

GoHealth, Inc.	2021 Form 10-K	61

Revenue recognition: Estimated constrained lifetime value of commission revenue
Description of the Matter
The Company recognized commission revenue of approximately $881.3 million in 2021 and the related commissions receivable was approximately $1,262.5 million at December 31, 2021. As described in Notes 1 and 10 to its consolidated financial statements, the Company’s commission revenue is recognized as the expected amount of commissions received from the insurance carriers and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product, also known as the constrained lifetime value (“LTV”) of the policy.

Auditing management’s determination of the LTV of commission revenue was complex and highly judgmental due to the complexity of the models used and the subjectivity required by the Company to: i. estimate the amount and timing of future cash flows, ii. calculate the amount of commission revenue that is probable of not being reversed (the constraint), and iii. determine the timing and amount of any adjustment revenue that results from changes in the estimates of previously recorded LTV based on an assessment of qualitative and quantitative factors, including actual cash received versus estimated cash collections of previously recorded LTV. The Company’s estimate of constrained LTV of commission revenue for each product line is based on a number of assumptions, including estimating conversion of an approved applicant to a paying policyholder, forecasting persistency of a policyholder and forecasting the commission amounts likely to be received. These assumptions are based on historical experience, carrier experience, industry data and incorporate management’s judgment in interpreting those trends and in applying constraints.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the methodology used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialists to assist in our testing of the estimated persistency of a policyholder, which includes policyholder attrition assumptions, used to develop the LTV, including performing certain corroborative calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain plan effective years to historical cash collection experience, including reperforming the calculations and assessing the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of changes to LTV and any decisions on the timing and amount of adjustment revenue recognized. We also reviewed analyst reports, press releases, and other relevant third-party and/or industry trends data for contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
March 16, 2022

GoHealth, Inc.	2021 Form 10-K	62

CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor			Predecessor
	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Net revenues:
Commission	$881,263	$671,140	$243,347	$175,834
Enterprise	181,152	206,210	65,144	55,176
Net revenues	1,062,415	877,350	308,491	231,010
Operating expenses:
Cost of revenue	239,335	199,202	90,384	79,169
Marketing and advertising	365,141	206,864	24,811	37,769
Customer care and enrollment	320,165	165,497	44,356	49,149
Technology	48,429	59,348	6,006	40,312
General and administrative	98,183	197,229	13,674	79,219
Change in fair value of contingent consideration liability	—	19,700	70,700	—
Amortization of intangible assets	94,056	94,056	28,217	—
Goodwill impairment charges	386,553	—	—	—
Acquisition related transaction costs	—	—	6,245	2,267
Total operating expenses	1,551,862	941,896	284,393	287,885
Income (loss) from operations	(489,447)	(64,546)	24,098	(56,875)
Interest expense	33,505	32,969	8,076	140
Loss on extinguishment of debt	11,935	—	—	—
Other expense (income), net	(669)	(358)	(17)	114
Income (loss) before income taxes	(534,218)	(97,157)	16,039	(57,129)
Income tax (benefit) expense	(24)	43	44	(66)
Net income (loss)	(534,194)	(97,200)	15,995	(57,063)
Net loss attributable to non-controlling interests	(344,837)	(52,933)	—	—
Net income (loss) attributable to GoHealth, Inc.	$(189,357)	$(44,267)	$15,995	$(57,063)
Net loss per share (Note 8):
Net loss per share of Class A common stock — basic and diluted (1)	$(1.79)	$(0.22)
Weighted-average shares of Class A common stock outstanding — basic and diluted	105,991	84,189
(1)Net loss per share of Class A common stock—basic and diluted for the twelve months ended December 31, 2020, is based on the post-IPO net loss from July 17, 2020 to December 31, 2020.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-K	63

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor			Predecessor
	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Net income (loss)	$(534,194)	$(97,200)	$15,995	$(57,063)
Other comprehensive income (loss):
Foreign currency translation adjustments	(155)	66	(17)	(32)
Comprehensive income (loss)	(534,349)	(97,134)	15,978	(57,095)
Comprehensive loss attributable to non-controlling interests	(344,916)	(52,884)	—	—
Comprehensive income (loss) attributable to GoHealth, Inc.	$(189,433)	$(44,250)	$15,978	$(57,095)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-K	64

GOHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Dec. 31, 2021	Dec. 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,361	$144,234
Accounts receivable, net of allowance for doubtful accounts of $558 in 2021 and $787 in 2020	17,276	14,211
Receivable from NVX Holdings, Inc.	—	3,395
Commissions receivable - current	268,663	188,128
Prepaid expense and other current assets	58,695	41,854
Total current assets	428,995	391,822
Commissions receivable - non-current	993,844	622,270
Operating lease ROU asset	23,462	—
Other long-term assets	3,608	2,072
Property, equipment, and capitalized software, net	24,273	17,353
Intangible assets, net	594,669	688,726
Goodwill	—	386,553
Total assets	$2,068,851	$2,108,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,843	$8,733
Accrued liabilities	52,788	26,926
Commissions payable - current	104,160	78,478
Short-term operating lease liability	6,126	—
Deferred revenue	536	736
Current portion of long-term debt	5,270	4,170
Other current liabilities	8,344	8,328
Total current liabilities	217,067	127,371
Non-current liabilities:
Commissions payable - non-current	274,403	182,596
Long-term operating lease liability	19,776	—
Long-term debt, net of current portion	665,115	396,400
Other non-current liabilities	—	3,274
Total non-current liabilities	959,294	582,270
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 115,487 and 84,196 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	11	8
Class B common stock – $0.0001 par value; 587,360 and 619,004 shares authorized; 205,352 and 236,997 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	21	24
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	561,447	399,169
Accumulated other comprehensive income (loss)	(59)	17
Accumulated deficit	(208,317)	(18,802)
Total stockholders’ equity attributable to GoHealth, Inc.	353,103	380,416
Non-controlling interests	539,387	1,018,739
Total stockholders’ equity	892,490	1,399,155
Total liabilities and stockholders’ equity	$2,068,851	$2,108,796
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-K	65

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands)

	Twelve months ended Dec. 31, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’Equity
Successor:
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Cumulative impact of Topic 842						(17)		(46)	(63)
Cumulative impact of Topic 326						(141)		(398)	(539)
Net loss						(189,357)		(344,837)	(534,194)
Issuance of Class A common shares related to share-based compensation plans	262	—			989				989
Share-based compensation expense					27,297				27,297
Foreign currency translation adjustment							(76)	(79)	(155)
Forfeitures of Time-Vesting Units			(616)	—					—
Redemption of LLC Interests and other	31,029	3	(31,029)	(3)	133,992			(133,992)	—
Balance at Dec. 31, 2021	115,487	$11	205,352	$21	$561,447	$(208,317)	$(59)	$539,387	$892,490

	Twelve months ended Dec. 31, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ / Members’ Equity
Successor:
Balance at Jan. 1, 2020	$860,144	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Senior Preferred Earnout units	100,000									—
Issuance of Common Earnout Units	100,000									—
Issuance of common units	10,000									—
Net loss prior to the Transactions	(25,465)									—
Share-based compensation expense prior to the Transactions	1,182									—
Foreign currency translation adjustment prior to the Transactions	(59)									—
Effect of the Transactions	(1,045,802)			307,980	31	(524,977)			1,570,748	1,045,802
Issuance of common stock sold in IPO, net of offering costs		43,500	4			852,403				852,407
Effect of the Blocker Merger		40,683	4	(45,503)	(5)				(96,164)	(96,165)
Effect of purchase of LLC Interests				(25,480)	(2)				(508,318)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Issuance of Class A common shares upon vesting of restricted stock units		13	—			—				—
Net loss subsequent to the Transactions							(18,802)		(52,933)	(71,735)
Share-based compensation expense subsequent to the Transactions						9,290			(3,543)	5,747
Partner distributions and other						53			(400)	(347)
Foreign currency translation adjustment subsequent to the Transactions								17	49	66
Balance at Dec. 31, 2020	$—	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155

GoHealth, Inc.	2021 Form 10-K	66

	Period from Sep. 13, 2019 through Dec. 31, 2019
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ / Members’ Equity
Successor:
Balance at Sep. 13, 2019	$847,263	—	$—	—	$—	$—	$—	$—	$—	$847,263
Other	(3,545)									(3,545)
Share-based compensation expense	448									448
Foreign currency translation adjustment								(17)		(17)
Net income	15,995									15,995
Balance at Dec. 31, 2019	$860,161	—	$—	—	$—	$—	$—	$(17)	$—	$860,144

	Period from Jan. 1, 2019 through Sep. 12, 2019
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ / Members’ Equity
Predecessor:
Balance at Jan. 1, 2019	$2,435	—	$—	—	$—	$—	$(189,102)	$14	$—	$(186,653)
Redeemable Class B unit accretion							(138,404)			(138,404)
Conversion of Redeemable Class B Units	384,404									384,404
Foreign currency translation adjustment								(32)		(32)
Net loss							(57,063)			(57,063)
Balance at Sep. 12, 2019	$386,839	—	$—	—	$—	$—	$(384,569)	$(18)	$—	$2,252
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-K	67

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Operating Activities
Net income (loss)	$(534,194)	$(97,200)	$15,995	$(57,063)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	27,297	216,229	448	87,060
Depreciation and amortization	13,451	4,496	521	4,247
Amortization of intangible assets	94,056	94,056	28,217	—
Amortization of debt discount and issuance costs	2,222	2,430	472	—
Loss on extinguishment of debt	11,935	—	—	—
Loss on sublease	1,062	—	—	—
Change in fair value of contingent consideration	—	19,700	70,700	—
Goodwill impairment charges	386,553	—	—	—
Non-cash lease expense	5,033
Other non-cash items, net	(5)	(1,691)	417	150
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(2,758)	4,526	(11,644)	(13)
Commissions receivable	(452,950)	(427,467)	(203,956)	(63,448)
Prepaid expenses and other assets	(18,613)	(30,194)	(5,785)	1,230
Accounts payable	30,477	(5,340)	5,031	(1,981)
Accrued liabilities	25,745	4,358	31	17,860
Deferred revenue	(200)	(14,482)	11,935	1,926
Commissions payable	117,489	107,583	80,828	19,228
Operating lease liabilities	(4,885)	—	—	—
Other liabilities	(721)	8,779	(2,494)	85
Net cash provided by (used in) operating activities	(299,006)	(114,217)	(9,284)	9,281
Investing Activities
Acquisition of business, net of cash	—	—	(807,591)	—
Purchases of property, equipment and software	(19,801)	(14,523)	(2,419)	(5,597)
Net cash provided by (used in) investing activities	(19,801)	(14,523)	(810,010)	(5,597)
Financing Activities
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	852,407	—	—
Payment of partial consideration to Blocker Shareholders in the Blocker Merger	—	(96,165)	—	—
Purchase of LLC Interests from Continuing Equity Owners	—	(508,320)	—	—
Settlement of Senior Preferred Earnout Units	—	(100,000)	—	—
Proceeds received upon issuance of preferred units	—	—	541,263	—
Proceeds received upon issuance of common units	—	10,000	—	—
Proceeds from borrowings	565,000	117,000	300,000	56,534
Repayment of borrowings	(298,970)	(3,878)	(750)	(59,915)
Call premium paid for debt extinguishment	(5,910)	—	—	—
Debt issuance cost payments	(4,108)	(6,293)	(9,283)	—
Principal payments under capital lease obligations	(318)	(293)	(351)	(68)
Distributions to non-controlling interests	—	(400)	—	—
Advancement to NVX Holdings, Inc.	3,395	(3,395)	—	—
Net cash provided by (used in) financing activities	259,089	260,663	830,879	(3,449)
Effect of exchange rate changes on cash and cash equivalents	(155)	35	(17)	(32)
Increase (decrease) in cash and cash equivalents	(59,873)	131,958	11,568	203
Cash and cash equivalents at beginning of period	144,234	12,276	708	505
Cash and cash equivalents at end of period	$84,361	$144,234	$12,276	$708
Supplemental Disclosure of Cash Flow Information
Interest paid	$28,244	$32,671	$5,437	$140
Income taxes paid	$879	$286	$55	$122
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$633	$491	$46	$113
Purchases of property, equipment and software under capital leases	$—	$—	$—	$744
Issuance of Senior Preferred Earnout Units to settle contingent consideration liability	$—	$100,000	$—	$—
Issuance of common A and B units to settle contingent consideration liability	$—	$100,000	$—	$—
Net issuance of Class A and Class B common stock in connection with the Transactions	$—	$30	$—	$—
Settlement of contingent consideration liability	$—	$62,400	$—	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2021 Form 10-K	68

GOHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve healthcare in America. The Company works with insurance carriers to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s insurance agents leverage the power of its vertically integrated customer acquisition platform to enroll members in Medicare and individual and family plans. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth”), a wholly owned subsidiary of the Company that was founded in 2001.
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

GoHealth, Inc.	2021 Form 10-K	69

•the Company entered into (1) a stockholders’ agreement with Centerbridge and NVX Holdings, Inc., (2) a registration rights agreement with certain of the Continuing Equity Owners and (3) a tax receivable agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders.
In connection with the IPO, the Company became the sole managing member of GHH, LLC and controls the management of GHH, LLC. As a result, the Company consolidates GHH, LLC’s financial results in its Consolidated Financial Statements and reports non-controlling interests for the economic interest in GHH, LLC held by the Continuing Equity Owners. Substantially concurrently with the consummation of the IPO, the existing limited liability company agreement of GHH, LLC was amended and restated to, among other things, recapitalize its capital structure by creating a single new class of units (the “common units”) and provide for a right of redemption of common units (subject in certain circumstances to time-based vesting requirements and certain other restrictions) in exchange for, at the Company’s election, cash or newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption, the Company will receive a corresponding number of common units, increasing the Company’s total ownership interest in GHH, LLC.
Immediately following the completion of the Transactions and the IPO, the Company owned 26.8% of the economic interests in GHH, LLC, while the Continuing Equity Owners owned the remaining 73.2% of the economic interests in GHH, LLC. Net income and loss is allocated to the Continuing Equity Owners on a pro rata basis, assuming that any Class B common units that are subject to time-based vesting requirements are fully vested. The net loss attributable to non-controlling interests for the twelve months ended December 31, 2021 and 2020, represents the Continuing Equity Owners’ pro rata share of net loss of the Company for the period subsequent to the IPO and the Transactions.
The Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes.
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax, LLC (“Norvax”). On May 6, 2020, Blizzard Parent, LLC changed its name to GoHealth Holdings, LLC. GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these Consolidated Financial Statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of GHH, LLC are carried out by Norvax. On August 15, 2019, GHH, LLC entered a series of arrangements to acquire 100% of the equity interest in Norvax. On September 13, 2019, Blizzard Merger Sub LLC, a transitory merger company of Blizzard Midco, LLC, merged into Norvax, with Norvax continuing as the surviving limited liability company and GHH, LLC's operating entity (the “Acquisition”). The Acquisition’s purchase price allocation was final as of September 30, 2020 with no adjustments made in the measurement period.
As a result of the Acquisition, Norvax was determined to be the accounting acquirer and Norvax’s historical assets and liabilities are reflected at fair value as of the acquisition date. The financial information for the period after September 13, 2019, represents the consolidated financial information of the “Successor” company (“Successor 2019 Period”). Prior to September 13, 2019, the Consolidated Financial Statements include the accounts of the “Predecessor” company (“Predecessor 2019 Period”). Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s Consolidated Financial Statements and the Successor’s Consolidated Financial Statements are not necessarily comparable.
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation, including a reclassification of unbilled receivables that were previously reported within accounts receivables, net, to prepaid expenses and other current assets within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Refer to Note 10, “Revenue,” for information on unbilled receivables. These reclassifications had no impact on the Company’s financial position, results of operations, or cash flows.
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
Cash and Cash Equivalents

GoHealth, Inc.	2021 Form 10-K	70

The Company considers all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash includes all deposits in banks. The Company maintains its cash balances at financial institutions in the United States and Europe.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, unbilled receivables, and commissions receivable. The maximum exposure risk of these accounts is equal to the amounts stated on the Company’s Consolidated Balance Sheets. The Company places its cash with high-credit-quality financial institutions and, at times, such deposits may be in excess of federally insured limits. To date, the Company has not experienced any losses on its cash balances and periodic evaluations of the relative credit standing of the financial institutions are performed.

Accounts receivable, unbilled receivables, and commissions receivable are primarily derived from customers located in North America. The Company performs ongoing credit evaluations of customers’ financial condition and requires no collateral from customers. The Company maintains an allowance for doubtful accounts and credit losses based upon the expected collectability of accounts receivable, unbilled receivables, and commissions receivable.
As of December 31, 2021, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $28.7 million, of the combined total. As of December 31, 2020, four customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 86%, or $23.2 million, of the combined total.
Foreign Currency
The Company is exposed to currency fluctuations from certain vendors that transact business in Euros. Assets and liabilities of the Company’s foreign affiliate in Slovakia, which uses the local currency as its functional currency, are translated at period-end exchange rates, and income and expense items are translated at a rate that approximates the weighted-average exchange rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other (income) expense, net and are immaterial for all periods presented.
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
Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable are future commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company estimates the allowance for credit losses using available information from internal and external sources, related to historical experiences, current conditions, and forecasts. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other peer companies. Our estimated exposure of default is determined by applying these internal and external factors to our commission receivable balances.
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
Property, Equipment, and Capitalized Software, Net

GoHealth, Inc.	2021 Form 10-K	71

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
Leases
On January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842), using the modified retrospective approach. Refer to Note 11 “Leases” for further details.
The Company has entered into operating and finance lease agreements with operating leases primarily consisting of real estate and data centers, and finance leases primarily consisting of office equipment. At inception of the arrangement, the Company determines if an arrangement is a lease. If an arrangement contains a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability on the consolidated balance sheet at lease commencement. The Company has elected the practical expedient to apply the short-term lease recognition exemption for leases with an initial term of 12 months or less.
Operating lease ROU assets represent our right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. Lease liabilities represent the present value of lease payments over the lease term. The implicit rate within each lease is not readily determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of the lease payments. The determination of the incremental borrowing rate requires judgement. We determined our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and treasury yield curves that align with the terms of a lease.
We do not include any renewal options in the lease terms for calculating lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of lease commencement.
The Company has lease agreements with lease and nonlease components. The Company elected the practical expedient to not separate nonlease components from the associated lease components and account for each separate lease component and its associated nonlease components as a single lease component. The Company has applied this accounting policy election to all underlying asset classes.
Goodwill and Intangible Assets
The Company tests goodwill for impairment on an annual basis in the fourth quarter of each year, on November 30th, or whenever events or changes in circumstances indicate that the goodwill may be impaired.
During the year ended December 31, 2021, the Company recognized goodwill impairment charges of $386.6 million, within "Goodwill impairment charges" in the Consolidated Statement of Operations. See Note 4 "Goodwill and Intangibles Assets" for further discussion over the goodwill impairment charges. There was no impairment of goodwill for the twelve months ended December 31, 2020 and the Successor 2019 period.
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

GoHealth, Inc.	2021 Form 10-K	72

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
Fair Value of Financial Instruments
The Company applies the accounting guidance related to fair value measurements and discloses information on all financial instruments reported at fair value that enables an assessment of the inputs used in determining the reported fair values. See Note 3, “Fair Value Measurements,” for further discussion around fair value determinations.
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

GoHealth, Inc.	2021 Form 10-K	73

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

GoHealth, Inc.	2021 Form 10-K	74

hours are incurred, and recognizes revenue accordingly. In addition, the Company provides services to its members and partners related to its Encompass Platform. The Encompass Platform offerings include value-based care provider engagement, health risk assessments, social determinants of health screening, and preferred pharmacy programs. The Company recognizes revenue for the related performance obligation generally at a point in time.
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
Changes in previous revenue estimates may result in an increase or a decrease to cost of revenue and a corresponding increase or decrease to commissions payable.
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
Advertising expenses consist of costs incurred to acquire consumers through online, television, and direct mail advertisements. Advertising costs incurred during the twelve months ended December 31, 2021, the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, totaled $323.3 million, $156.9 million, $18.8 million, and $29.3 million, respectively. Advertising costs are expensed as incurred.
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
Customer Care and Enrollment

GoHealth, Inc.	2021 Form 10-K	75

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
Share-Based Compensation Expense
The Company grants share-based awards, including time-vesting and performance-vesting profit units (collectively, “Profit Units”), restricted stock units (“RSUs”), stock options, and performance stock units (“PSUs”). Compensation expense for time-vesting units, RSUs, stock options, and PSUs are recognized on a straight-line basis over the requisite service period for each award. Performance-vesting units contain market conditions and an implied performance condition, which results in compensation cost being recognized when the performance condition is considered probable of being satisfied. Upon completion of the Company’s IPO, the implied performance condition related to the performance-vesting profit units was satisfied, triggering an accelerated vesting of the performance-vesting units and the recognition of the related compensation expense.
The estimated grant date fair value of Profit Units and PSUs is determined using a Monte Carlo simulation and Level 3 inputs. The estimated grant date fair value of stock options is determined using a Black-Scholes pricing model. Assumptions utilized in the Monte Carlo simulation and Black-Scholes pricing model for valuing the awards include the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility. The fair value of RSUs is determined based on the stock price on the date of grant.
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
The Company contributes 50% of the first 4% of compensation a participant contributes to the Plan. These matching contributions are expensed as incurred. The Company recognized expense of $3.1 million, $1.0 million, $0.2 million, and $0.3 million for the twelve months ended December 31, 2021, twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, respectively, related to these matching contributions. The Company also may make non-elective contributions to the 401(k) plan, which, if made, vest 20% after two years and 20% annually thereafter.
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

GoHealth, Inc.	2021 Form 10-K	76

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The Company adopted the new guidance effective January 1, 2021. The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company applied the package of practical expedients upon adoption. As a result of adopting this standard, on January 1, 2021, the Company recorded lease liabilities of $29.3 million, right-of-use assets of $28.0 million, and an immaterial cumulative catch-up adjustment to opening equity. The adoption of this new standard did not have a material impact on the Company’s consolidated statements of comprehensive income or the consolidated statements of cash flows. The Company has included expanded disclosures on the consolidated balance sheets and in Note 11 to the consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted the new guidance effective January 1, 2021. As a result of adopting this standard, on January 1, 2021, the Company recorded a cumulative adjustment to opening equity of $0.5 million. The adoption of this new standard did not have a material impact on the Company’s consolidated statements of comprehensive income or the consolidated statements of cash flows.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance simplifies the accounting for income taxes. The Company adopted the new guidance effective January 1, 2021. The adoption of the new standard did not have a material impact on the Consolidated Financial Statements and related disclosures.
2. BALANCE SHEET ACCOUNTS
Commissions Receivable
Commissions receivable activity is summarized as follows:

GoHealth, Inc.	2021 Form 10-K	77

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Beginning balance	$810,398	$382,931	$178,975	$115,527
Commission revenue	881,263	671,140	243,347	175,834
Cash receipts	(428,313)	(243,673)	(39,391)	(112,386)
Allowance for credit losses	(841)	—	—	—
Ending balance	1,262,507	810,398	382,931	178,975
Less: Commissions receivable - current	268,663	188,128	101,078	65,410
Commissions receivable - non-current	$993,844	$622,270	$281,853	$113,565
Our contracts with carriers expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet. Upon the adoption of Topic 326 as of January 1, 2021, we recorded $0.5 million of allowance for credit losses for our commissions. During the year ended December 31, 2021, we recorded an additional $0.3 million for the allowance for credit losses. See Note 1 - Description of Business and Significant Accounting Policies in our Notes to Consolidated Financial Statements for additional information regarding the accounting standard adoption.
The commissions receivable balance as of December 31, 2021 and 2020, primarily relates to Medicare Advantage Plans sold during the fourth quarters of 2021 and 2020 with effective dates in 2022 and 2021, respectively.
Property, Equipment and Capitalized Software, Net
Property, equipment, and capitalized software, net, consist of the following:

	Successor	Successor
(in thousands)	Dec. 31, 2021	Dec. 31, 2020
Computer equipment	$12,339	$9,297
Leasehold improvements	3,157	2,515
Office equipment and furniture	1,263	1,140
Property and equipment	16,759	12,952
Capitalized software	17,840	9,417
Less: Accumulated depreciation and amortization	(10,326)	(5,016)
Property, equipment and capitalized software, net	$24,273	$17,353
Depreciation expense related to property and equipment for the twelve months ended December 31, 2021, the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, was $9.3 million, $2.9 million $0.4 million, and $1.3 million, respectively.
Amortization expense related to capitalized software was $4.2 million, $1.6 million, $0.1 million, and $3.0 million for the twelve months ended December 31, 2021, the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	Successor	Successor
(in thousands)	Dec. 31, 2021	Dec. 31, 2020
Bonuses and commissions	$18,583	$13,284
Payroll	12,824	6,326
Marketing costs	13,065	2,132
Interest expense	2,994	—
Other accrued expenses	5,322	5,184
Accrued liabilities	$52,788	$26,926
3. FAIR VALUE MEASUREMENTS

GoHealth, Inc.	2021 Form 10-K	78

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

GoHealth, Inc.	2021 Form 10-K	79

Successor
(in thousands)	Twelve months ended Dec. 31, 2020
Balance at Dec. 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700
Settlement of 2020 earnout	(62,400)
Balance at Dec. 31, 2020	$—
The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, commissions receivable, accounts payable, accrued expenses, and commissions payable approximate fair value due to the short maturity of these instruments. Commissions receivable are recorded at constrained lifetime values, less a reserve for expected credit losses. The carrying value of debt approximates fair value due to the variable nature of interest rates.
4. GOODWILL AND INTANGIBLE ASSETS, NET
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
During the annual enrollment period in the fourth quarter of 2021, the Company and the broader industry experienced an increase in consumer shopping which led to lower policy persistency than anticipated and resulted in lower LTV performance. Additionally, operating margins in the fourth quarter of 2021 declined significantly which was primarily driven by tight labor markets and resulted in higher than expected customer care and enrollment costs. As such and in connection with the Company’s annual and long-range planning process, which coincided with the Company’s annual goodwill impairment test as of November 30, 2021, the Company determined the Medicare— Internal and Medicare— External reporting units’ financial performance would be lower than previously anticipated. As a result, the Company’s quantitative goodwill impairment test indicated that the fair values of the Medicare— Internal and Medicare— External reporting units no longer exceeded its carrying values, and the Company recognized goodwill impairment charges of $380.3 million and $6.2 million for the Medicare-Internal and Medicare— External reporting units, respectively, representing the full amount of goodwill associated with these reporting units.
The quantitative goodwill impairment test performed by the Company as of November 30, 2021, included significant level 3 fair value estimates and assumptions including, among others, cash flow projections and selecting an appropriate discount rate.
The impairment charges are included in “Goodwill impairment charges” on the Consolidated Statement of Operations for the year ended December 31, 2021.
There was no impairment of goodwill for the twelve months ended December 31, 2020 and the Successor 2019 Period.
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Dec. 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$162,971	$333,029
Customer relationships	232,000	53,360	178,640
Total intangible assets subject to amortization	$728,000	$216,331	$511,669
Indefinite-lived trade names			83,000
Total intangible assets			$594,669

GoHealth, Inc.	2021 Form 10-K	80

	Dec. 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$92,114	$403,886
Customer relationships	232,000	30,160	201,840
Total intangible assets subject to amortization	$728,000	$122,274	$605,726
Indefinite-lived trade names			83,000
Total intangible assets			$688,726
There was no impairment of intangible assets for the periods presented.
As of December 31, 2021, expected annual amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
2022	$70,857	$23,200	$94,057
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,601	23,200	72,801
Thereafter	—	62,640	62,640
Total	$333,029	$178,640	$511,669
As of December 31, 2021, the weighted-average remaining amortization period for amortizable intangible assets was 4.8 years for developed technology and 7.8 years for customer relationships.
5. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	Successor	Successor
(in thousands)	Dec. 31, 2021	Dec. 31, 2020
Term Loan Facilities	$523,403	$412,373
Revolving Credit Facilities	155,000	—
Less: Unamortized debt discount and issuance costs	(8,018)	(11,803)
Total debt	670,385	400,570
Less: Current portion of long-term debt	(5,270)	(4,170)
Total long-term-debt	$665,115	$396,400
Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
2022	$5,270
2023	5,270
2024	160,270
2025	507,593
2026	—
Total	$678,403
Successor
Term Loan Facilities
On September 13, 2019, in connection with the Acquisition, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”). On March 23, 2020, the Company issued 6,667 of GHH, LLC Class B common units to a lender that is party to the Company’s

GoHealth, Inc.	2021 Form 10-K	81

Credit Agreement for $10.0 million in proceeds. The Company incurred $6.0 million of debt issuance costs associated with the Incremental Term Loan Facility, which are being amortized over the life of the debt to interest expense using the effective interest method.
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
On November 10, 2021, the Company entered into Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 6”). Amendment No. 6 provides $100.0 million of incremental term loans, or the “2021-2 Incremental Term Loans”. The Company incurred $2.5 million of debt issuance costs associated with Amendment No. 6, which are being amortized over the life of the debt to interest expense using the effective interest method.
The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of December 31, 2021, the Company had a principal amount of $115.0 million, $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2020, the Company had a principal amount of $296.3 million and $116.1 million outstanding under the Initial Term Loan Facility and Incremental Term Loan Facility, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both December 31, 2021 and December 31, 2020. The 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rate was 6.0% at December 31, 2021. The Initial Term Loan Facility effective interest rate was 7.5% at December 31, 2020.
Borrowings under the Incremental Term Loan Facility are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. Prior to the 2021-2 Incremental Term Loans Closing Date, the 2021 Incremental Term Loans bear interest at either (i) ABR plus 3.00% per annum or (ii) LIBOR plus 4.00% per annum. The 2021 Incremental Term Loans from and after the 2021-2 Incremental Term Loans Closing Date, and the 2021-2 Incremental Term Loans, bear interest at either (i) alternate base rate (“ABR”) plus 4.00% per annum or (ii) LIBOR plus 5.00% per annum.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Voluntary Prepayment
The Borrower may voluntarily prepay outstanding borrowings under the Term Loan Facilities at any time in whole or in part without premium or penalty; provided, that, with respect to voluntary prepayments of the Term Loan Facilities and in certain other circumstances, the Borrower may have to pay a prepayment premium.
Mandatory Prepayments
The Credit Agreement requires that the Borrower, following the end of each fiscal year, repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due.
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

GoHealth, Inc.	2021 Form 10-K	82

The Credit Agreement requires 100% of the net proceeds from the issuance or incurrence of certain indebtedness to be applied to prepay the term loans under the Term Loan Facility and the Incremental Term Loan Facility, except to the extent the indebtedness constitutes refinancing indebtedness. For the twelve months ended December 31, 2021, the Company did not incur any mandatory prepayments.
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
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of December 31, 2021 and no amounts outstanding as of December 31, 2020. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of December 31, 2021. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates at December 31, 2021 was 7.5% and 5.0%, respectively.
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
On March 14, 2022, the Company amended its Credit Agreement. Among other terms, the interest rate for the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans was increased by 150 basis points. The Credit Agreement was amended to remove testing of the Net Leverage Ratio for the December 31, 2021 period and increase the maximum permitted Net Leverage Ratio for certain future reporting periods.
Predecessor

GoHealth, Inc.	2021 Form 10-K	83

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
6. STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY
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
Predecessor
The Norvax operating agreement (“Norvax Operating Agreement”) provided for classes of units, allocation of profits and losses, distribution rights, and other member rights. The Norvax Operating Agreement allowed for equity units (Class A units and Class B units) and profits interests units (Class C units). Class A and Class B units had voting rights. Except for board of manager composition, any action taken by the Class A and Class B members required a majority of members holding the outstanding Class A and Class B units, voting together as a single class. Class C units were nonvoting and represented profit interests’ units and entailed no initial capital contribution. Members were limited in their liability to their capital contributions. Immediately prior to the Acquisition, all Class B units converted to Class A units.

GoHealth, Inc.	2021 Form 10-K	84

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
Immediately prior to the Acquisition, Norvax adjusted NEP’s Redeemable Class B units to their full redemption amounts and were then converted to Class A units.
7. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

GoHealth, Inc.	2021 Form 10-K	85

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Marketing and advertising	$2,108	$24,890	$53	$1,674
Customer care and enrollment	3,775	12,599	20	—
Technology	3,775	33,085	66	27,059
General and administrative	17,639	145,655	309	58,327
Total share-based compensation expense	$27,297	$216,229	$448	$87,060
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
In June 2020, the Company modified the terms of the Performance-Vesting Units such that the performance targets were measured against the public offering price of the IPO, which resulted in a modification and remeasurement of the Performance-Vesting Units. The completion of the IPO in July 2020 satisfied the implied performance condition and triggered an accelerated vesting of all Performance-Vesting Units, which are now issued and outstanding as of the IPO. The Company recorded the related share-based compensation expense of $209.3 million in the third quarter of 2020 with a corresponding increase to non-controlling interests.
A summary of the Profit Units issued is as follows:

(in thousands except per share amounts)	Number of Time-Vesting Units	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2020	6,265	$1.53
Granted	—	—
Vested	(1,562)	1.60
Forfeited	(616)	1.50
Unvested units at Dec. 31, 2021	4,088	$1.51
The fair value of the Profit Units was determined using a Monte Carlo simulation and the following assumptions:

	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019
Risk free interest rate	1.40%	1.73%
Expected volatility	76.0%	50.0%
Expected life (years)	4.60	5.00
Expected dividend yield	0.0%	0.0%
The expected life was based on estimates of the likely timing of a liquidity event. Volatility was determined based on an analysis of publicly traded peers.

GoHealth, Inc.	2021 Form 10-K	86

As of December 31, 2021, there was $5.5 million of unamortized share-based compensation expense related to Time-Vesting Units and these costs are expected to be recognized over a remaining weighted average period of 2.9 years.
2020 Incentive Award Plan
On July 7, 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020. The number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (A) 5% of the shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by the Company’s board of directors. The number of shares reserved for issuance at December 31, 2021 was 3,037 shares.
2021 Employment Inducement Award Plan
On December 19, 2021, the Company’s Board of Directors approved the adoption of the GoHealth, Inc. 2021 Employment Inducement Award Plan (the “Inducement Award Plan”). In accordance with Rule 5635(c)(4), awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 4,000 shares of the Company’s Class A common stock have been reserved for issuance under the Inducement Award Plan. As of December 31, 2021, there were 3,280 shares available for grant under the Inducement Award Plan.
Restricted Stock Units
The Company measures expense for RSUs based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of RSUs as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three years.
A summary of the RSUs issued is as follows:

(in thousands except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2020	288	$21.00
Granted	2,456	12.28
Vested	(53)	17.76
Forfeited	(190)	16.19
Unvested units at Dec. 31, 2021	2,501	$12.89
As of December 31, 2021, there was $23.1 million of unamortized share-based compensation expense related to RSUs and these costs are expected to be recognized over a remaining weighted average period of 1.6 years.
Stock Options
The Company measures expense for stock options based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of stock options as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three to four years.
A summary of the stock options issued to employees is as follows:

(in thousands except per share amounts)	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at Dec. 31, 2020	2,307	$10.88	9.5	$—
Granted	3,210	7.19
Exercised	—	—
Forfeited	(671)	10.27
Outstanding at Dec. 31, 2021	4,846	$8.52	9.0	$105
Exercisable at Dec. 31, 2021	585	$10.88	8.5	$—
(1)The aggregate intrinsic value is calculated as the product between the Company’s closing stock price as of December 31, 2021 and the exercise price of in-the-money options, multiplied by the number of stock options outstanding as of December 31, 2021.

GoHealth, Inc.	2021 Form 10-K	87

The fair value of stock options with a requisite service period of three to four years is determined using the Black-Scholes option pricing model using the following ranges of assumptions:

	Twelve months ended Dec. 31, 2021
Risk free interest rate	0.51%	—	1.33%
Expected volatility	67.4%	—	73.4%
Expected life (years)	6.00	—	6.00
Expected dividend yield	0.0%	—	0.0%
As of December 31, 2021, there was $26.4 million of unamortized share-based compensation expense related to stock options and these costs are expected to be recognized over a remaining weighted average period of 1.5 years.
Performance Stock Units (“PSUs”)
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
A summary of the PSUs issued is as follows:

	Number of PSUs	Weighted Average Fair Value at Date of Grant Per Unit
Unvested units at December 31, 2020	—	$—
Granted	489	22.17
Vested	—	—
Forfeited	(17)	22.17
Unvested units at December 31, 2021	472	$22.17
As of December 31, 2021, there was $7.4 million of unamortized share-based compensation expense related to PSUs and these costs are expected to be recognized over a remaining weighted average period of 2.1 years.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
On July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the same date. The number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s board of directors. The number of shares reserved for issuance at December 31, 2021 was 1,441 shares
The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. During the twelve months ended December 31, 2021, the Company issued 209 shares of Class A common stock through the ESPP. For the twelve months ended December 31, 2021, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.4 million. No shares were issued under the ESPP in 2020.
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

GoHealth, Inc.	2021 Form 10-K	88

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
8. NET LOSS PER SHARE
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
Prior to the IPO, the GHH, LLC membership structure included Preferred units, Senior Preferred Earnout Units, Class A common units, Class B common units and Profit Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 17, 2020. The basic and diluted earnings per share represent only the period from July 17, 2020 to December 31, 2020, and the period from January 1, 2021 to December 31, 2021.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

(in thousands, except per share amounts)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020
Numerator:
Net loss	$(534,194)	$(97,200)
Less: Net loss attributable to GoHealth, Inc. prior to the IPO	—	(25,465)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(344,837)	(52,933)
Net loss attributable to GoHealth, Inc.	(189,357)	(18,802)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	105,991	84,189
Effect of dilutive securities	—	—
Weighted-average shares of Class A common stock outstanding—diluted	105,991	84,189
Net loss per share of Class A common stock—basic and diluted	$(1.79)	$(0.22)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

(in thousands)	December 31, 2021	December 31, 2020
Class A common stock issuable pursuant to equity awards	7,347	2,665
Class B common stock	205,352	236,997
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

GoHealth, Inc.	2021 Form 10-K	89

9. INCOME TAXES
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
The components of income (loss) before income taxes are as follows:

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Domestic	$(534,929)	$(98,297)	$15,514	$(57,227)
Foreign	711	1,140	525	98
Income (loss) before income taxes	$(534,218)	$(97,157)	$16,039	$(57,129)
The components of income tax expense (benefit) are as follows:

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Current income taxes:
Federal	$(87)	$(89)	$(3)	$—
State and local	65	231	(1)	57
Foreign	256	91	110	21
Total current income taxes	234	233	106	78
Deferred income taxes:
Federal	(190)	(106)	(75)	(114)
State and local	(68)	(84)	13	(30)
Foreign	—	—	—	—
Total deferred income taxes	(258)	(190)	(62)	(144)
Income tax expense (benefit)	$(24)	$43	$44	$(66)
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Successor			Predecessor
	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of the federal benefit	1.6%	0.4%	0.1%	0.0%
Loss attributable to non-controlling interests	(13.5)%	(11.4)%	0.0%	0.0%
Change in valuation allowance	(10.6)%	(3.7)%	0.0%	0.0%
Change in deferred tax rate	1.4%	0.0%	0.0%	0.0%
Non-deductible expenses	0.0%	(5.5)%	0.0%	0.0%
Flow-through structure	0.0%	0.0%	(20.8)%	(21.0)%
Other	0.1%	(0.8)%	0.0%	0.0%
Effective tax rate	0.0%	0.0%	0.3%	0.0%
The Company’s effective tax rate for the twelve months ended December 31, 2021, the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, were 0.0%, 0.0%, 0.3%, and 0.0%, respectively. For the twelve months ended December 31, 2021, the effective tax rate was impacted by the change in deferred income tax rates, loss attributable to non-controlling interest, and change in valuation allowance. For the twelve months ended December 31, 2020, the effective tax rate was impacted by nondeductible expenses, loss attributable to non-controlling interest, and change in valuation

GoHealth, Inc.	2021 Form 10-K	90

allowance. For periods prior to the Transactions and IPO, the effective tax rate was impacted by the flow-through entity structure in which certain partnerships and limited liability companies were not generally subject to income taxes.
Deferred Taxes
The components of deferred tax assets and liabilities are as follows:

	Successor	Successor
(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Basis in partnership investment	$162,277	$94,910
Net operating losses	59,001	15,555
Disallowed business interest	4,776	1,058
Foreign tax credits	471	305
Accrued liabilities	468	224
Lease liabilities	24	—
Fixed assets	5	—
Other	111	15
Total gross deferred tax assets	227,133	112,067
Valuation allowance	(226,636)	(111,843)
Total deferred tax assets, net of valuation allowance	497	224
Deferred tax liabilities:
Lease assets	(24)	—
Fixed assets	—	(9)
Total gross deferred tax liabilities	(24)	(9)
Net deferred tax assets	$473	$215
As a result of the Transactions and the IPO, the Company acquired LLC Interests and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in GHH, LLC.
In addition, the Company increased its ownership in GHH, LLC during the year ended December 31, 2021, primarily through the redemption of LLC Interests. The Company recognized a deferred tax asset in the amount of $58.1 million associated with the basis difference in our investment in GHH, LLC upon acquiring these LLC Interests. As of December 31, 2021, the total deferred tax asset related to the basis difference in the Company's investment in GHH, LLC was $162.3 million.
The Company records valuation allowances against its deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. Based on the lack of sufficient sources of taxable income, the Company has concluded that materially all of its deferred tax assets will not be realized and has recorded a valuation allowance against all deferred tax assets as of December 31, 2021.
As of December 31, 2021, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $230.9 million and $230.5 million, respectively. As of December 31, 2020, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $43.0 million and $41.9 million, respectively. The U.S. federal net operating losses can be carried forward indefinitely as they were generated after 2017. Certain state tax net operating loss carryforwards will begin to expire in 2025. As of December 31, 2021 and 2020, the Company had U.S. federal credits and incentives of $0.6 million and $0.2 million, respectively.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 31, 2021 and 2020. GoHealth, Inc. was formed in March of 2020 and did not engage in any operations prior to the Transactions and the IPO. GoHealth, Inc. filed its first tax returns for the tax year 2020 in 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although GHH, LLC is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by taxing authorities for U.S. federal and state income tax purposes. The statute of limitations has expired for tax years through 2017 for GHH, LLC and Creatix, Inc.

GoHealth, Inc.	2021 Form 10-K	91

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
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2021, the Company has determined there is no resulting liability related to the Tax Receivable Agreement arising from the Transactions and IPO. Should the Company determine that the Tax Receivable Agreement liability be considered probable at a future date based on new information, any changes will be recorded within income tax expense (benefit) at that time.
10. REVENUE
Revenue Recognition for Variable Consideration
The Company’s variable consideration includes the total estimated lifetime value (“LTV”) it expects to receive for selling an insurance product after the carrier approves an application. The consideration is variable based on the amount of time it estimates a policy will remain in force, which is based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. Due to lower persistency observed during the annual enrollment period and declining LTV estimates, the Company applied an incremental 15% LTV constraint to all Medicare Advantage policies sold in the fourth quarter of 2021.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As a result of this analysis, for the year ended December 31, 2021 and December 31, 2020, respectively, the Company recorded a negative revenue adjustment of $165.3 million and $2.0 million relating to performance obligations satisfied in prior periods. For the twelve months ended December 31, 2019, there were no revenue adjustments recorded relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue

GoHealth, Inc.	2021 Form 10-K	92

The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Commission revenue:
Medicare:
Medicare Advantage	$858,623	$630,260	$217,763	$119,828
Medicare Supplement	3,217	7,023	5,407	9,354
Prescription Drug Plans	7,813	3,579	2,942	1,486
Total Medicare	869,653	640,862	226,112	130,668
Individual and Family Plan:
Fixed Indemnity	4,867	15,966	12,080	35,320
Short-term	1,140	5,710	2,272	2,906
Major Medical	1,979	3,089	1,057	412
Total Individual and Family Plan	7,986	24,765	15,409	38,638
Ancillary	3,491	4,728	1,428	5,483
Small Group	133	785	398	1,045
Total commission revenue	881,263	671,140	243,347	175,834
Enterprise revenue:
Partner Marketing and Enrollment Services	131,344	164,754	41,674	14,796
Direct Partner Campaigns	47,342	31,897	17,678	18,251
Other	2,466	9,559	5,792	22,129
Total enterprise revenue	181,152	206,210	65,144	55,176
Net revenues	$1,062,415	$877,350	$308,491	$231,010
Contract Assets and Liabilities
The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company had unbilled receivables for performance-based enrollment fees as of December 31, 2021 and 2020 of $20.1 million and $12.9 million, respectively, which were reclassified to prepaid expenses and other current assets from accounts receivable, net on the Consolidated Balance Sheets. The reclassification was based on the Company’s conditional rights to receive consideration based on the services transferred to the customer. Prior period amounts have been reclassified to match the current period presentation. There are no other material contract liabilities or contract assets recorded by the Company.
For the twelve months ended December 31, 2021, the Company recognized $0.2 million of revenue that was deferred as of December 31, 2020. For the twelve months ended December 31, 2020, the Company recognized $14.7 million of revenue that was deferred as of December 31, 2019.
11. LEASES
Effect of Standard Adoption
We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2021, using the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. We elected the package of practical expedients permitted under the transition guidance within Accounting Standards Codification Topic 842 ("ASC 842") which, among other items, allowed us to carry forward the historical lease classifications. As such, we applied the modified retrospective approach as of the adoption date to those lease contracts for which we have taken possession of the property as of January 1, 2021.
Results for reporting periods beginning on or after January 1, 2021 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 ("ASC 840"), the accounting standard then in effect.
Upon transition, on January 1, 2021, we recorded the following increases (decreases) to the respective line items on the Consolidated Balance Sheet:

GoHealth, Inc.	2021 Form 10-K	93

(in thousands)	Adjustment as of January 1, 2021
Operating lease ROU asset	$28,044
Property, equipment and capitalized software, net	(63)
Short-term operating lease liabilities	5,118
Other current liabilities	(1,231)
Long-term operating lease liabilities	24,156
Accumulated deficit	(17)
Non-controlling interests	(46)
Nature of Leases
Under ASC 842, we determine if an arrangement is a lease at inception of the arrangement. We have entered into operating and finance lease agreements with lease periods expiring between 2022 and 2032. Operating leases primarily consist of real estate and data centers, and finance leases primarily consist of office equipment.
As of January 1, 2021, with the adoption of ASC 842, leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date. Operating lease ROU assets represent our right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. Lease liabilities represent the present value of lease payments over the lease term. The implicit rate within each lease is not readily determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of the lease payments. The determination of the incremental borrowing rate requires judgement. We determined our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and treasury yield curves to align with the terms of the respective lease.
The Company has elected the following practical expedients for all classes of leased assets:
•Adopt the short-term lease exception for leases with terms of twelve months or less and account for them as if they were operating leases under ASC 840; and
•Apply the practical expedient of combining lease and non-lease components.
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We do not include any renewal options in the lease terms for calculating lease liability, as the renewal options allow us to maintain operational flexibility and we are not reasonably certain that we will exercise these renewal options at the time of lease commencement.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Consolidated Statement of Operations:

(in thousands)	Twelve months ended Dec. 31, 2021
Finance lease cost (1)	$340
Operating lease cost	7,815
Short-term lease cost (2)	474
Variable lease cost (3)	134
Sublease income	(366)
Total net lease expense	$8,397
(1)Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating expenses and interest expense in the consolidated statements of operations.
(2)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(3)Includes costs made by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

We recognized rent expense of $6.7 million, $2.0 million, and $3.1 million for the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, respectively.
Supplemental balance sheet information related to leases are as follows:

GoHealth, Inc.	2021 Form 10-K	94

(in thousands)	Balance Sheet Location	December 31, 2021
Assets
Operating leases	Operating lease ROU assets	23,462
Finance leases	Property and equipment, net	100
Total right-of-use assets		$23,562

Liabilities
Current liabilities:
Operating leases	Operating lease liabilities - current	$6,126
Finance leases	Other current liabilities	103
Non-current liabilities:
Operating leases	Operating lease liabilities - non-current	19,776
Total lease liability		$26,005
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5 for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete, the “commencement date,” and is not deemed to be the owner during the construction period. This lease agreement expires ten years after the commencement date. The Company did not make any lease payments during the twelve months ended December 31, 2021 and 2020 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022.
As of December 31, 2021, future minimum lease payments for finance and operating leases consisted of the following:

(in thousands)	Finance Leases	Operating Leases
2022	$105	$7,517
2023	—	7,584
2024	—	6,406
2025	—	5,039
2026	—	1,929
Thereafter	—	859
Total lease payments	$105	$29,334
Less: Imputed interest	(2)	(3,432)
Present value of lease liabilities	$103	$25,902
Supplemental cash flow information related to leases are as follows:

(in thousands)	Twelve months ended Dec. 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,652
Operating cash flows from finance leases	$17
Financing cash flows from finance leases	$318
Lease assets obtained in exchange for new lease obligations:
Operating leases	$1,831
The weighted average remaining lease term and discount rate are as follows:

(in thousands)	Twelve months ended Dec. 31, 2021
Weighted average remaining lease term (in years):
Operating leases	4.2 years
Finance leases	0.4 years
Weighted average discount rate:
Operating leases	6.2%
Finance leases	6.5%
12. COMMITMENTS AND CONTINGENCIES

GoHealth, Inc.	2021 Form 10-K	95

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
13. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the twelve months ended December 31, 2021, the twelve months ended December 31, 2020, the Successor 2019 Period, and the Predecessor 2019 Period, the Company made aggregate lease payments of $1.3 million, $1.4 million, $0.3 million, and $0.8 million, respectively, under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by significant shareholders. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the twelve months ended December 31, 2021 and the twelve months ended December 31, 2020, the Company recorded expense of $1.2 million and $1.4 million, respectively, under this lease.
As discussed in Footnote 11 “Leases”, on May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, which is controlled by significant shareholders, for a proposed site in Lindon, Utah, beginning in 2022.
During the twelve months ended December 31, 2020, the Company provided a short-term advancement to NVX Holdings, Inc., which is controlled by significant shareholders, for which the Company recorded a receivable of $3.4 million. The advancement was collected by the Company during the twelve months ended December 31, 2021.
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

GoHealth, Inc.	2021 Form 10-K	96

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
The following table presents summary results of the Company’s operating segments for the periods indicated:

	Successor			Predecessor
(in thousands)	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Revenues:
Medicare:
Internal channel	$844,894	$667,293	$215,322	$102,196
External channel	189,563	155,660	59,152	55,981
Total Medicare	1,034,457	822,953	274,474	158,177
IFP and Other:
Internal channel	19,687	32,271	20,850	37,909
External channel	8,271	22,126	13,167	34,924
Total IFP and Other	27,958	54,397	34,017	72,833
Net revenues	1,062,415	877,350	308,491	231,010
Segment profit (loss):
Medicare:
Internal channel	84,345	296,865	126,210	40,024
External channel	2,622	5,944	10,584	4,893
Total Medicare	86,967	302,809	136,794	44,917
IFP and Other:
Internal channel	2,819	4,269	1,650	2,195
External channel	245	1,910	584	1,748
Total IFP and Other	3,064	6,179	2,234	3,943
Segment profit	90,031	308,988	139,027	48,860
Corporate expense	98,869	259,778	9,767	103,469
Change in fair value of contingent consideration liability	—	19,700	70,700	—
Amortization of intangible assets	94,056	94,056	28,217	—
Loss on extinguishment of debt	11,935	—	—	—
Goodwill impairment charges	386,553	—	—	—
Acquisition related transaction costs	—	—	6,245	2,267
Interest expense	33,505	32,969	8,076	140
Other (income) expense, net	(669)	(358)	(17)	114
Income (loss) before income taxes	$(534,218)	$(97,157)	$16,039	$(57,129)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

GoHealth, Inc.	2021 Form 10-K	97

	Successor			Predecessor
	Twelve months ended Dec. 31, 2021	Twelve months ended Dec. 31, 2020	Period from Sep. 13, 2019 through Dec. 31, 2019	Period from Jan. 1, 2019 through Sep. 12, 2019
Humana	28%	40%	46%	31%
Anthem	22%	29%	22%	18%
Centene	17%	9%	4%	4%
United	16%	13%	4%	10%
15. SUBSEQUENT EVENTS
On March 14, 2022, the Company amended its Credit Agreement. Among other terms, the interest rate for the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans was increased by 150 basis points. The Credit Agreement was amended to remove testing of the Net Leverage Ratio for the December 31, 2021 period and increase the maximum permitted Net Leverage Ratio for certain future reporting periods.

GoHealth, Inc.	2021 Form 10-K	98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and interim chief financial officer, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2021, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We will be implementing process and control improvements to address the above material weakness that include, but are not limited to: i) establishing specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of commission revenue and the contemporaneous documentation of such reviews, ii) providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required, and iii) investing in our corporate infrastructure to ensure adequate technology and resources to support our financial reporting process and internal control framework.

When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weakness.

GoHealth, Inc.	2021 Form 10-K	99

Notwithstanding the existence of the material weakness as described above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has issued an adverse report on the effectiveness of our internal controls over financial reporting as of December 31, 2021, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting

Except for the material weakness identified above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of GoHealth, Inc.

Opinion on Internal Control over Financial Reporting

We have audited GoHealth, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, GoHealth, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' / members’ equity and cash flows for each of the two years in the period ended December 31, 2021 (Successor), the period from September 13, 2019 to December 31, 2019 (Successor), and the period from January 1, 2019 to September 12, 2019 (Predecessor), and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions

GoHealth, Inc.	2021 Form 10-K	100

of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
March 16, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

GoHealth, Inc.	2021 Form 10-K	101

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
We have adopted a written Code of Business Conduct and Ethics (the “Code”) which applies to all of our directors, officers and other employees, including our principal executive officer and principal financial officer. A copy of the Code is available on our corporate website, www.gohealth.com, under “Investor Relations—Governance—Documents & Charters.” In addition, we intend to post on our website all disclosures that are required by law or The Nasdaq Stock Market LLC concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website does not constitute a part of this Annual Report on Form 10-K.
Executive Officers and Directors
The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable), which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

GoHealth, Inc.	2021 Form 10-K	102

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
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021
10.1	Incremental Facility Agreement and Technical Amendment No. 2 to Credit Agreement, dated as of May 7, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	S-1	333-239287	10.5	6/19/2020
10.2	Incremental Facility Agreement and Technical Amendment No. 3 to Credit Agreement, dated as of June 11, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	8/20/2020
10.3	Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	5/13/2021
10.4	Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement, dated as of June 11, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	6/14/2021

GoHealth, Inc.	2021 Form 10-K	103

10.5	Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement, dated as of November 10, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	11/10/2021
10.6#	GoHealth, Inc. 2020 Incentive Award Plan.	S-1/A	333-239287	10.6	7/8/2020
10.7#	GoHealth, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239287	10.7	7/8/2020
10.8#	GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.1	12/20/2021
10.9#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-8	333-239287	99.2	12/20/2021
10.10#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-8	333-239287	99.3	12/20/2021
10.10#	Form of Indemnification and Advancement Agreement between GoHealth, Inc. and its directors and officers.	S-1	333-239287	10.9	6/19/2020
10.11#	GoHealth Holdings, LLC Profits Unit Plan.	S-1/A	333-239287	10.9	7/6/2020
10.12#	Form of Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.10	7/6/2020
10.13#	Form of Amendment No. 1 to Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.11	7/8/2020
10.14#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton P. Jones.	S-1/A	333-239287	10.13	7/8/2020
10.15#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Shane A. Cruz.	S-1/A	333-239287	10.14	7/8/2020
10.16#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and James A. Sharman.	S-1/A	333-239287	10.15	7/8/2020
10.17#
Employment Agreement, dated July 6, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Travis Matthiesen; Amended Employment Agreement and Executive Common Unit and Profit Unit Agreement, dated October 18, 2021, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Travis Matthiesen; and Second Employment Agreement Amendment, dated February 25, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Travis Matthiesen.
						*
10.18#	Employment Agreement, dated December 2, 2021, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vance Johnston.					*
10.19#	GoHealth, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-239287	10.16	7/8/2020
10.20#	Form Director Profits Unit Agreement.	S-1/A	333-239287	10.17	7/8/2020
10.21#	Form Amendment No. 1 to Director Profits Unit Agreement.	S-1/A	333-239287	10.18	7/8/2020
10.22#	Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-1/A	333-239287	10.19	7/8/2020
10.23#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-239287	10.20	7/8/2020
10.24	Tax Receivable Agreement, dated July 15, 2020, by and among the GoHealth, Inc., GoHealth, LLC, CB Blizzard Co-Invest Holdings, L.P., CCP III AIV VII Holdings, L.P. and each of the Members from time to time party thereto.	8-K	001-39390	10.1	7/17/2020
10.25	Registration Rights Agreement, dated July 15, 2020, by and among GoHealth, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-39390	10.2	7/17/2020
10.26	Second Amended and Restated Limited Liability Company Agreement of GoHealth, LLC, dated July 15, 2020, by and among GoHealth, LLC and its Members.	8-K	001-39390	10.3	7/17/2020
10.27	Stockholders Agreement, dated July 15, 2020, by and among GoHealth, Inc. and the persons and entities listed on the schedules attached thereto.	8-K	001-39390	10.4	7/17/2020
10.28	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022

GoHealth, Inc.	2021 Form 10-K	104

21.1	Subsidiaries of the Registrant	*
23.1	Consent of Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

GoHealth, Inc.	2021 Form 10-K	105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	March 16, 2022	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer (Principal Executive Officer)

Date:	March 16, 2022	By:	/s/ Travis Matthiesen
Travis Matthiesen Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2022.

/s/ Clinton P. Jones	/s/ Travis Matthiesen
Clinton P. Jones Chief Executive Officer and Co-Chair of the Board of Directors (Principal Executive Officer)	Travis Matthiesen Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brandon M. Cruz	/s/ Joseph G. Flanagan
Brandon M. Cruz Co-Chair of the Board of Directors	Joseph G. Flanagan Director

/s/ Helene D. Gayle	/s/ Jeremy W. Gelber
Helene Gayle Director	Jeremy W. Gelber Director

/s/ Anita V. Pramoda	/s/ Miriam A. Tawil
Anita Pramoda Director	Miriam A. Tawil Director

/s/ Alexander E. Timm
Alexander E. Timm Director

GoHealth, Inc.	2021 Form 10-K	106