Form 10-Q
period 2022-03-31
GoHealth, Inc.
filed 2022-05-10
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2022, the registrant had 121,782,131 shares of Class A common stock, $0.0001 par value per share, outstanding and 199,223,623 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: the marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines; our business may be harmed if we lose our relationships with carriers or if our relationships with carriers change; our failure to grow our customer base or retain our existing customers; carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform; factors that impact our estimate of LTV (as defined below) may be adversely impacted; our management and independent auditors have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements; the potential delisting of our common stock from the NASDAQ; volatility in general economic conditions, including inflation, interest rates, and other commodity prices and exchange rates may impact our financial position and performance; we currently depend on a small group of carriers for a substantial portion of our revenue; information technology system failures could interrupt our operations; our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents; operating and growing our business may require additional capital; we may lose key employees or fail to attract qualified employees; the Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders; and other important factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.
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
CERTAIN DEFINITIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:
•“we,” “us,” “our,” the “Company,” “GoHealth” and similar references refer to GoHealth, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC).
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

GoHealth, Inc.	2022 Form 10-Q	1

•“Centerbridge Acquisition” or “Acquisition” refers to the acquisition, on September 13, 2019, by Centerbridge, indirectly through a subsidiary of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), an entity formed in contemplation of the acquisition, of a 100% interest in Norvax.
•“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, Norwest Equity Partners, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market (the “Nasdaq rules”)) who are disinterested), cash or newly-issued shares of our Class A common stock.
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
•“Norvax” refers to Norvax, LLC, a Delaware limited liability company and a subsidiary of GoHealth Holdings, LLC.
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
KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for certain items discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
•“EBITDA” represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense.

GoHealth, Inc.	2022 Form 10-Q	2

•“LTV” refers to the Lifetime Value of Commissions per Approved Submission, which we define as aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints.
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
•“LTV/CAC” refers to the Lifetime Value of Commissions per Consumer Acquisition Cost, which we define as (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, divided by (ii) the cost to convert a prospect into a customer less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue, excluding cost of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and is presented on a per commissionable Approved Submission basis.
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

GoHealth, Inc.	2022 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Mar. 31,
	2022	2021
Net revenues:
Commission	$209,639	$173,981
Enterprise	60,954	30,198
Net revenues	270,593	204,179
Operating expenses:
Cost of revenue	67,923	48,375
Marketing and advertising	84,033	54,484
Customer care and enrollment	78,455	47,094
Technology	12,759	9,617
General and administrative	29,217	19,685
Amortization of intangible assets	23,514	23,514
Total operating expenses	295,901	202,769
Income (loss) from operations	(25,308)	1,410
Interest expense	11,398	8,688
Other (income) expense, net	63	13
Income (loss) before income taxes	(36,769)	(7,291)
Income tax (benefit) expense	472	(31)
Net income (loss)	(37,241)	(7,260)
Net income (loss) attributable to non-controlling interests	(23,758)	(5,173)
Net income (loss) attributable to GoHealth, Inc.	$(13,483)	$(2,087)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(0.12)	$(0.02)
Weighted-average shares of Class A common stock outstanding — basic and diluted	116,207	92,343
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GoHealth, Inc.	2022 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Mar. 31,
	2022	2021
Net income (loss)	$(37,241)	$(7,260)
Other comprehensive income (loss):
Foreign currency translation adjustments	(117)	7
Comprehensive income (loss)	(37,358)	(7,253)
Comprehensive income (loss) attributable to non-controlling interests	(23,833)	(5,168)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(13,525)	$(2,085)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Mar. 31, 2022	Dec. 31, 2021
Assets
Current assets:
Cash and cash equivalents	$129,628	$84,361
Accounts receivable, net of allowance for doubtful accounts of $926 in 2022 and $558 in 2021	40,117	17,276
Commissions receivable - current	189,287	268,663
Prepaid expense and other current assets	32,730	58,695
Total current assets	391,762	428,995
Commissions receivable - non-current	947,280	993,844
Operating lease ROU asset	22,044	23,462
Other long-term assets	2,857	3,608
Property, equipment, and capitalized software, net	27,863	24,273
Intangible assets, net	571,154	594,669
Total assets	$1,962,960	$2,068,851
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,797	$39,843
Accrued liabilities	34,724	52,788
Commissions payable - current	56,645	104,160
Short-term operating lease liability	6,249	6,126
Deferred revenue	1,137	536
Current portion of long-term debt	5,270	5,270
Other current liabilities	11,067	8,344
Total current liabilities	140,889	217,067
Non-current liabilities:
Commissions payable - non-current	281,250	274,403
Long-term operating lease liability	18,185	19,776
Long-term debt, net of current portion	662,678	665,115
Total non-current liabilities	962,113	959,294
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 121,944 and 115,487 shares issued; 121,775 and 115,487 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	12	11
Class B common stock – $0.0001 par value; 581,346 and 587,360 shares authorized; 199,338 and 205,352 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	20	21
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Treasury stock – at cost; 169 shares of Class A common stock at March 31, 2022	(329)	—
Additional paid-in capital	583,323	561,447
Accumulated other comprehensive income (loss)	(101)	(59)
Accumulated deficit	(221,800)	(208,317)
Total stockholders’ equity attributable to GoHealth, Inc.	361,125	353,103
Non-controlling interests	498,833	539,387
Total stockholders’ equity	859,958	892,490
Total liabilities and stockholders’ equity	$1,962,960	$2,068,851
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Mar. 31, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2022	115,487	$11	205,352	$21	—	$—	$561,447	$(208,317)	$(59)	$539,387	$892,490
Net loss								(13,483)		(23,758)	(37,241)
Issuance of Class A common shares related to share-based compensation plans	513	—					—				—
Share-based compensation expense							5,155				5,155
Foreign currency translation adjustment									(42)	(75)	(117)
Class A common shares repurchased for employee tax withholdings					(169)	(329)					(329)
Forfeitures of Time-Vesting Units			(70)	—							—
Redemption of LLC Interests	5,944	1	(5,944)	(1)			16,721			(16,721)	—
Balance at Mar. 31, 2022	121,944	$12	199,338	$20	(169)	$(329)	$583,323	$(221,800)	$(101)	$498,833	$859,958

	Three months ended Mar. 31, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Cumulative impact of Topic 842						(17)		(46)	(63)
Cumulative impact of Topic 326						(141)		(398)	(539)
Net loss						(2,087)		(5,173)	(7,260)
Issuance of Class A common shares related to share-based compensation plans	12	—							—
Share-based compensation expense					5,112				5,112
Foreign currency translation adjustment							2	5	7
Forfeitures of Time-Vesting Units			(81)	—					—
Redemption of LLC Interests	14,310	2	(14,310)	(2)	61,655			(61,655)	—
Balance at Mar. 31, 2021	98,518	$10	222,606	$22	465,936	$(21,047)	$19	$951,472	$1,396,412
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended Mar. 31,
	2022	2021
Operating Activities
Net loss	$(37,241)	$(7,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	5,155	5,112
Depreciation and amortization	2,434	1,853
Amortization of intangible assets	23,514	23,514
Amortization of debt discount and issuance costs	664	684
Non-cash lease expense	1,418	1,216
Other non-cash items	(37)	(480)
Changes in assets and liabilities:
Accounts receivable	(22,888)	(1,661)
Commissions receivable	126,024	9,508
Prepaid expenses and other assets	26,659	9,227
Accounts payable	(14,073)	1,570
Accrued liabilities	(18,393)	(783)
Deferred revenue	601	13
Commissions payable	(40,668)	(10,818)
Operating lease liabilities	(1,468)	(1,188)
Other liabilities	2,785	695
Net cash provided by operating activities	54,486	31,202
Investing Activities
Purchases of property, equipment and software	(5,997)	(3,740)
Net cash used in investing activities	(5,997)	(3,740)
Financing Activities
Repayment of borrowings	(1,318)	(1,043)
Debt issuance cost payments	(1,725)	—
Principal payments under finance lease obligations	(62)	(76)
Cash received on advancement to NVX Holdings, Inc.	—	3,395
Net cash (used in) provided by financing activities	(3,105)	2,276
Effect of exchange rate changes on cash and cash equivalents	(117)	7
Increase in cash and cash equivalents	45,267	29,745
Cash and cash equivalents at beginning of period	84,361	144,234
Cash and cash equivalents at end of period	$129,628	$173,979
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$2,734	$1,690
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	8

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
The Company was incorporated in Delaware on March 27, 2020 for the purpose of facilitating the Company’s initial public offering (“the IPO”) and other related transactions in order to carry on the business of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), a Delaware limited liability company, and its wholly owned subsidiaries (collectively, "GHH, LLC"). Following the IPO and pursuant to a reorganization into a holding company structure, the Company is a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, the Company operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conducts its business.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. Effective on December 31, 2021, we lost our emerging growth company ("EGC") status, which accelerated the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases and ASU 2019-11, Financial Instruments – Credit Losses. As a result, we recast our previously reported consolidated financial statements effective January 1, 2021 to reflect the adoption of these standards.
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

GoHealth, Inc.	2022 Form 10-Q	9

and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. There have been no material changes to the Company’s significant accounting policies as discussed in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The Company adopted the new guidance effective January 1, 2021. The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company applied the package of practical expedients upon adoption. As a result of adopting this standard, on January 1, 2021, the Company recorded lease liabilities of $29.3 million, right-of-use assets of $28.0 million, and an immaterial cumulative catch-up adjustment to opening equity. The adoption of this new standard did not have a material impact on the Company’s consolidated statements of operations, comprehensive income (loss), or cash flows. The Company has included expanded disclosures on the condensed consolidated balance sheets and in Note 10 to the Condensed Consolidated Financial Statements.

In November 2019, the FASB issued ASU 2019-11, Financial Instruments – Credit Losses (Topic 326), which amends the guidance for accounting for assets that are potentially subject to credit risk. The amendments affect contract assets, loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted the new guidance effective January 1, 2021. As a result of adopting this standard, on January 1, 2021, the Company recorded a cumulative adjustment to opening equity of $0.5 million. The adoption of this new standard did not have a material impact on the Company’s consolidated statements of operations, comprehensive income (loss), or cash flows.
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

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 Inputs	Unobservable inputs for the asset or liability.
Fair Value Measurements

GoHealth, Inc.	2022 Form 10-Q	10

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
Fourth Quarter 2021 Goodwill Impairment Charges
During the annual enrollment period in the fourth quarter of 2021, the Company and the broader industry experienced an increase in consumer shopping which led to lower policy persistency than anticipated and resulted in lower LTV performance. Additionally, operating margins in the fourth quarter of 2021 declined significantly, which was primarily driven by tight labor markets and resulted in higher than expected customer care and enrollment costs. As such and in connection with the Company’s annual and long-range planning process, which coincided with the Company’s annual goodwill impairment test as of November 30, 2021, the Company determined the Medicare— Internal and Medicare— External reporting units’ financial performance were lower than previously anticipated. As a result, the Company’s quantitative goodwill impairment test indicated that the fair values of the Medicare— Internal and Medicare— External reporting units no longer exceeded their carrying values, and the Company recognized goodwill impairment charges of $380.3 million and $6.2 million for the Medicare-Internal and Medicare— External reporting units, respectively, representing the full amount of goodwill associated with these reporting units.
The quantitative goodwill impairment test performed by the Company as of November 30, 2021, included significant level 3 fair value estimates and assumptions including, among others, cash flow projections and selecting an appropriate discount rate.
There was no impairment of goodwill for the three months ended March 31, 2021.
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Mar. 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$180,686	$315,314
Customer relationships	232,000	59,160	172,840
Total intangible assets subject to amortization	$728,000	$239,846	$488,154
Indefinite-lived trade names			83,000
Total intangible assets			$571,154

	Dec. 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$162,971	$333,029
Customer relationships	232,000	53,360	178,640
Total intangible assets subject to amortization	$728,000	$216,331	$511,669
Indefinite-lived trade names			83,000
Total intangible assets			$594,669
There was no impairment of intangible assets for the three months ended March 31, 2022 and 2021.

GoHealth, Inc.	2022 Form 10-Q	11

As of March 31, 2022, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2022	$53,143	$17,400	$70,543
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
Thereafter	—	62,640	62,640
Total	$315,314	$172,840	$488,154
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Mar. 31, 2022	Dec. 31, 2021
Term Loan Facilities	$522,085	$523,403
Revolving Credit Facilities	155,000	155,000
Less: Unamortized debt discount and issuance costs	(9,137)	(8,018)
Total debt	$667,948	$670,385
Less: Current portion of long-term debt	(5,270)	(5,270)
Total long-term debt	$662,678	$665,115
Term Loan Facilities
On September 13, 2019, Norvax (“the Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”).
On June 11, 2021, the Company entered into Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 5”). Amendment No. 5 created a new class of incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million, which was used to refinance $295.5 million of outstanding principal under the Initial Term Loan Facility, pay the related accrued interest and fund the prepayment premium. In connection with Amendment No. 5 and the refinancing of the Initial Term Loan, the Company recognized an $11.9 million loss on debt extinguishment, representing the 2% prepayment premium of $5.9 million and the write-down of deferred financing costs and debt discounts of $6.0 million. The Company incurred $1.7 million of debt issuance costs associated with Amendment No. 5, which are being amortized over the life of the debt to interest expense using the effective interest method.
On November 10, 2021, the Company entered into Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 6”). Amendment No. 6 provided $100.0 million of incremental term loans (the “2021-2 Incremental Term Loans”). The Company incurred $2.5 million of debt issuance costs associated with Amendment No. 6, which are being amortized over the life of the debt to interest expense using the effective interest method.
The Company collectively refers to the Initial Term Loan, Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of March 31, 2022, the Company had a principal amount of $114.7 million, $307.7 million, and $99.7 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both March 31, 2022 and December 31, 2021. Both the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rate was 7.5% and 6.0% at March 31, 2022 and December 31, 2021, respectively.
Borrowings under the Incremental Term Loan Facility are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. The 2021 Incremental Term Loans from and after the 2021-2 Incremental Term Loans Closing Date, or November 10, 2021, and the 2021-2 Incremental Term Loans, bear interest at either (i) ABR plus 4.00% per annum or (ii) LIBOR plus 5.00% per annum.

GoHealth, Inc.	2022 Form 10-Q	12

On March 14, 2022, the Company entered into Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 7”). Amendment No. 7 provided that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 7 Effective Date, will bear interest at either (i) ABR plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 7 Effective Date, will bear interest at either (i) ABR plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. Amendment No. 7 further amended the Credit Agreement to remove testing of the Net Leverage Ratio for the December 31, 2021 period and increased the maximum permitted Net Leverage Ratio for future reporting periods through March 31, 2023. The Company incurred $1.7 million of debt issuance costs associated with Amendment No. 7, which are being amortized over the life of the debt to interest expense using the effective interest method.
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
Amendment No. 5, as described above, also separated the Revolving Credit Facilities into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million.
Borrowings under the Class A Revolving Commitments bear interest at either ABR plus 5.50% per annum or LIBOR plus 6.50% per annum. Borrowings under the Class B Revolving Commitments bear interest at either ABR plus 3.00% per annum or LIBOR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of both March 31, 2022 and December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of March 31, 2022. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates at both March 31, 2022 and December 31, 2021 was 7.5% and 5.0%, respectively.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of March 31, 2022.
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

GoHealth, Inc.	2022 Form 10-Q	13

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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three months ended March 31, 2022 and 2021 were 63.8%, and 71.2%, respectively.
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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Mar. 31,
(in thousands)	2022	2021
Marketing and advertising	$441	$337
Customer care and enrollment	631	796
Technology	982	747
General and administrative	3,101	3,232
Total share-based compensation expense	$5,155	$5,112
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
Performance Stock Units (“PSUs”)
During 2021, the Company granted to certain of its employees 489 shares of Class A common stock issuable pursuant to PSUs. The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a pre-defined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award.

GoHealth, Inc.	2022 Form 10-Q	14

The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant-date fair value of the PSUs was $22.17. The Company recognizes the grant-date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period. For the three months ended March 31, 2022 and 2021, the Company recorded share-based compensation expense related to PSUs of $0.9 million and $0.5 million, respectively.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
On July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the same date. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. During the three months ended March 31, 2022 and 2021, the Company issued no shares of Class A common stock through the ESPP. For the three months ended March 31, 2022 and 2021, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.2 million and $0.1 million, respectively.
Stock Option Repricing
On April 25, 2022 and in accordance with the terms of the GoHealth, Inc. 2020 Incentive Award Plan, the Company’s Board of Directors approved a stock option repricing (the “Repricing”) where the exercise price of each Relevant Option (as defined below) was reduced to $1.05 per share, the average trailing 20 trading day closing price of the Company’s Class A common stock as of market close on the day of board approval. “Relevant Options” are all outstanding stock options as of April 25, 2022 (vested or unvested) to acquire shares of the Company’s Class A common stock that were issued to currently employed employees prior to April 1, 2022, but excluding stock options granted to certain executive officers. Except for the reduction in the exercise price of the Relevant Options, all outstanding stock options will continue to remain outstanding in accordance with their current terms and conditions. The Company is in the process of determining the incremental compensation cost associated with the Repricing.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended Mar. 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net loss	$(37,241)	$(7,260)
Less: Net loss attributable to non-controlling interests	(23,758)	(5,173)
Net loss attributable to GoHealth, Inc.	(13,483)	(2,087)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	116,207	92,343
Effect of dilutive securities	—	—
Weighted-average shares of Class A common stock outstanding—diluted	116,207	92,343
Net loss per share of Class A common stock—basic and diluted	$(0.12)	$(0.02)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Mar. 31,
(in thousands)	2022	2021
Class A common stock issuable pursuant to equity awards	6,375	6,539
Class B common stock	199,338	222,606
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented.
8. INCOME TAXES

GoHealth, Inc.	2022 Form 10-Q	15

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
The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was (1.28)% and 0.43%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement (“TRA”)
In connection with the IPO, the Company entered into a TRA with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of March 31, 2022, the Company has determined there is no resulting liability related to the TRA. Should the Company determine that the TRA liability will be considered probable at a future date based on new information, any changes will be recorded within income from continuing operations at that time.
9. REVENUE
Revenue Recognition for Variable Consideration
The Company’s variable consideration includes the total estimated lifetime value (“LTV”) it expects to receive for selling an insurance product after the carrier approves an application. The consideration is variable based on the amount of time it estimates a policy will remain in force, which is based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. Due to lower persistency observed during the three months ended March 31, 2022 and declining LTV estimates, the Company applied an incremental LTV constraint to all Medicare policies sold in the first quarter of 2022.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three months ended March 31, 2022 and 2021, the Company recorded negative revenue adjustments of $2.6 million and $2.2 million, respectively, for changes in estimates relating to performance obligations satisfied in prior periods.

GoHealth, Inc.	2022 Form 10-Q	16

Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Three months ended Mar. 31,
(in thousands)	2022	2021
Commission revenue:
Medicare:
Medicare Advantage	$206,634	$168,148
Medicare Supplement	312	784
Prescription Drug Plans	1,254	553
Total Medicare	208,200	169,485
Individual and Family Plan:
Fixed Indemnity	381	2,781
Short-term	171	400
Major Medical	72	201
Total Individual and Family Plan	624	3,382
Ancillary	811	1,108
Small Group	4	6
Total commission revenue	209,639	173,981
Enterprise revenue:
Partner Marketing and Enrollment Services	40,664	21,857
Direct Partner Campaigns	20,116	8,102
Other	174	239
Total enterprise revenue	60,954	30,198
Net revenues	$270,593	$204,179
Contract Assets and Liabilities
The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company had unbilled receivables for performance-based enrollment fees as of March 31, 2022 and December 31, 2021 of $5.5 million and $20.1 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There are no other contract liabilities or contract assets recorded by the Company.
For both the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021 and December 31, 2020, respectively.
Commissions Receivable
Our contracts with carriers expose us to credit risk as a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the potential non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.
Commissions receivable activity is summarized as follows:

GoHealth, Inc.	2022 Form 10-Q	17

	Three months ended Mar. 31,
(in thousands)	2022	2021
Beginning balance	$1,262,507	$809,859
Commission revenue	209,639	173,981
Cash receipts	(335,663)	(183,489)
Allowance for credit loss	84	6
Ending balance	$1,136,567	$800,357
Less: Commissions receivable - current	189,287	98,157
Commissions receivable - non-current	$947,280	$702,200
10. LEASES
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
As of January 1, 2021, with the adoption of ASC 842, leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on our Condensed Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date. Operating lease ROU assets represent our right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. Lease liabilities represent the present value of lease payments over the lease term. The implicit rate within each lease is not readily determinable and therefore we use our incremental borrowing rate at the lease commencement date to determine the present value of the lease payments. The determination of the incremental borrowing rate requires judgement. We determined our incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and treasury yield curves to align with the terms of the respective lease.
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

GoHealth, Inc.	2022 Form 10-Q	18

maintain operational flexibility and we are not reasonably certain that we will exercise these renewal options at the time of lease commencement.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Mar. 31,
(in thousands)	2022	2021
Finance lease cost (1)	$61	$85
Operating lease cost	1,947	1,796
Short-term lease cost (2)	83	119
Variable lease cost (3)	44	43
Sublease income	(275)	—
Total net lease expense	$1,860	$2,043
(1)Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating expenses and interest expense in the condensed consolidated statements of operations.
(2)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(3)Includes costs made by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.
On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, LLC, for a proposed site in Lindon, Utah, beginning in 2022. The Company will not have access to the leased premises until construction is complete, the “commencement date,” and is not deemed to be the owner during the construction period. This lease agreement expires ten years after the commencement date. The Company did not make any lease payments during the three months ended March 31, 2022 and 2021 under this lease. The initial base annual rent will be approximately $4.6 million beginning in mid-2022. On February 15, 2022, the Company entered into a lease agreement for a site in Slovakia related to our Slovakian operations. The lease is expected to commence on October 1, 2022 with a lease term through March 31, 2030.
As of March 31, 2022, future minimum lease payments for finance and operating leases consisted of the following:

(in thousands)	Finance Leases	Operating Leases
Remainder of 2022	$42	$5,666
2023	—	7,584
2024	—	6,406
2025	—	5,039
2026	—	1,929
Thereafter	—	859
Total lease payments	$42	$27,483
Less: Imputed interest	—	(3,049)
Present value of lease liabilities	$42	$24,434
Supplemental cash flow information related to leases are as follows:

	Three months ended Mar. 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,832	$1,618
Operating cash flows from finance leases	$1	$6
Financing cash flows from finance leases	$62	$76
The weighted average remaining lease term and discount rate are as follows:

GoHealth, Inc.	2022 Form 10-Q	19

	Three months ended Mar. 31,
(in thousands)	2022	2021
Weighted average remaining lease term (in years):
Operating leases	3.9 years	4.9 years
Finance leases	0.2 years	1.2 years
Weighted average discount rate:
Operating leases	6.2%	6.1%
Finance leases	6.5%	6.5%
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging violations of the Securities Act of 1933. On December 10, 2020, the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action “In re GoHealth, Inc. Securities Litigation”. Lead plaintiffs filed a consolidated complaint on February 25, 2021. The Company and officer and director defendants filed a responsive pleading on April 26, 2021 to dismiss the complaint. On April 5, 2022, that motion was denied. GoHealth’s current deadline to file an answer to the complaint is May 17, 2022. The parties have agreed to extend the answer deadline to May 31, 2022, which will be presented to the Court for approval.

On May 19, 2021, a derivative action against certain of the Company’s officers and directors was filed, alleging substantially the same allegations as the In re GoHealth, Inc. Securities Litigation. The case was previously stayed while the motion to dismiss in the In re GoHealth, Inc. Securities Litigation was pending. The stay has now been lifted. The parties have until June 1, 2022 to file a joint status report.

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above. It is too early for GoHealth to provide any reliable assessment of the likely quantum of any damages that may become payable if its defense is unsuccessful in whole or in part. While GoHealth feels confident in its defense of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of GoHealth.
12. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, and 215 W Superior LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For both the three months ended March 31, 2022 and 2021, the Company made aggregate lease payments of $0.3 million under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three months ended March 31, 2022 and 2021, the Company recorded expense of $0.4 million and $0.1 million, respectively, under this lease.
As discussed in Footnote 10 “Leases”, on May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, LLC, which is controlled by significant shareholders of the Company, for a proposed site in Lindon, Utah, beginning in 2022. This lease has not commenced as of March 31, 2022.
During the twelve months ended December 31, 2020, the Company provided a short-term advancement to NVX Holdings, Inc., which is controlled by significant shareholders of the Company, for which the Company recorded a receivable of $3.4 million. The advancement was collected by the Company during the three months ended March 31, 2021.
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

GoHealth, Inc.	2022 Form 10-Q	20

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
The following table presents summary results of the Company’s operating segments for the periods indicated:

	Three months ended Mar. 31,
(in thousands)	2022	2021
Net revenues:
Medicare:
Internal channel	$203,845	$157,353
External channel	61,486	39,500
Total Medicare	265,331	196,853
IFP and Other:
Internal channel	4,200	3,975
External channel	1,062	3,351
Total IFP and Other	5,262	7,326
Net revenues	270,593	204,179
Segment profit (loss):
Medicare:
Internal channel	34,839	46,443
External channel	(7,793)	(631)
Total Medicare	27,046	45,812
IFP and Other:
Internal channel	590	(729)
External channel	(258)	160
Total IFP and Other	332	(569)
Segment profit (loss)	27,378	45,243
Corporate expense	29,172	20,319
Amortization of intangible assets	23,514	23,514
Interest expense	11,398	8,688
Other (income) expense, net	63	13
Income (loss) before income taxes	$(36,769)	$(7,291)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

GoHealth, Inc.	2022 Form 10-Q	21

	Three months ended Mar. 31,
	2022	2021
Anthem	25%	30%
Humana	24%	28%
United	18%	18%
Centene	15%	16%
Aetna	10%	1%
Substantially all of the revenue from these customers was from the sales of products and plans within the Medicare—Internal and Medicare—External segments.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of March 31, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 80%, or $36.8 million, of the combined total. As of December 31, 2021, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $28.7 million, of the combined total.

GoHealth, Inc.	2022 Form 10-Q	22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under the heading “Item 1A. Risk Factors.” in the 2021 Form 10-K. We assume no obligation to update any of these forward-looking statements.
Unless otherwise noted, all dollars are in thousands. In certain cases, numbers and percentages in the tables below may not foot due to rounding.
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

Ownership
GoHealth, Inc. is the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three months ended March 31, 2022 and 2021 was 63.8% and 71.2%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of March 31, 2022, is as follows:
GoHealth, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of GoHealth Holdings, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our status as a public company, plus payment obligations under the Tax Receivable Agreement, which could be

GoHealth, Inc.	2022 Form 10-Q	23

significant. We intend to cause GoHealth Holdings, LLC to make distributions to us in an amount sufficient to allow us to pay these expenses and fund any payments due under the Tax Receivable Agreement.

Results of Operations
The following is our consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended Mar. 31,
(in thousands)	2022	2021
Net revenues:
Commission	$209,639	$173,981
Enterprise	60,954	30,198
Net revenues	270,593	204,179
Operating expenses:
Cost of revenue	67,923	48,375
Marketing and advertising	84,033	54,484
Customer care and enrollment	78,455	47,094
Technology	12,759	9,617
General and administrative	29,217	19,685
Amortization of intangible assets	23,514	23,514
Total operating expenses	295,901	202,769
Income (loss) from operations	(25,308)	1,410
Interest expense	11,398	8,688
Other (income) expense, net	63	13
Income (loss) before income taxes	(36,769)	(7,291)
Income tax expense (benefit)	472	(31)
Net income (loss)	(37,241)	(7,260)
Net income (loss) attributable to non-controlling interests	(23,758)	(5,173)
Net income (loss) attributable to GoHealth, Inc.	$(13,483)	$(2,087)
Non-GAAP financial measures:
EBITDA	$577	$26,764
Adjusted EBITDA	$11,073	$32,056
Adjusted EBITDA margin	4.1%	15.7%
The following are our components of net revenue and results thereof for the three months ended March 31, 2022 and 2021:

Commission net revenues	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$209,639	$173,981	$35,658	20.5%	77.5%	85.2%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to increases in commission revenue from the sales of Medicare Advantage policies in both the Medicare—Internal and Medicare—External segments, driven by a 62% increase in total Medicare Advantage commissionable Approved Submissions.

Enterprise net revenues	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$60,954	$30,198	$30,756	101.8%	22.5%	14.8%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to an increase of $18.8 million related to partner marketing and enrollment services and a $12.0 million increase in direct partner campaigns in our Medicare—Internal segment.
The following are our key components of operating expenses and results thereof for the three months ended March 31, 2022 and 2021:

Cost of revenue	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$67,923	$48,375	$19,548	40.4%	25.1%	23.7%

GoHealth, Inc.	2022 Form 10-Q	24

The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to a 111% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

Marketing and advertising expense	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$84,033	$54,484	$29,549	54.2%	31.1%	26.7%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to an increase in our advertising costs for the Medicare—Internal segment to generate more qualified prospects, which contributed to a 46% in Medicare—Internal commissionable Approved Submissions.

Customer care and enrollment	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$78,455	$47,094	$31,361	66.6%	29.0%	23.1%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to the hiring of additional agents in the Medicare—Internal segment throughout 2021, particularly in the second and third quarters as we prepared for the annual enrollment period (“AEP”).

Technology expense	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$12,759	$9,617	$3,142	32.7%	4.7%	4.7%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to the hiring of additional employees in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.

General and administrative expense	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	29,217	19,685	$9,532	48.4%	10.8%	9.6%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to professional and consulting fees, as well as investments in corporate infrastructure, such as legal, human resources, and finance.

Amortization of intangible assets	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	23,514	23,514	$—	—%	8.7%	11.5%
Amortization of intangible assets expense was $23.5 million for both the three months ended March 31, 2022 and 2021, and relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	11,398	8,688	$2,710	31.2%	4.2%	4.3%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to additional debt outstanding on our Credit Facilities.

Non-GAAP Financial Measures
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

GoHealth, Inc.	2022 Form 10-Q	25

Adjusted EBITDA represents EBITDA as further adjusted for certain items summarized in the table below. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenues.
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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Mar. 31,
Non-GAAP Financial Measures	2022	2021
Net revenues	$270,593	$204,179
Net income (loss)	(37,241)	(7,260)
Interest expense	11,398	8,688
Income tax expense (benefit)	472	(31)
Depreciation and amortization expense	25,948	25,367
EBITDA	577	26,764
Share-based compensation expense (1)	5,155	5,112
Severance costs (2)	1,391	—
Professional services (3)	3,950	—
Legal fees (4)	—	180
Adjusted EBITDA	$11,073	$32,056
Adjusted EBITDA Margin	4.1%	15.7%
(1)Represents non-cash share-based compensation expense relating to equity awards.
(2)Represents costs associated with the termination of employment and associated fees.
(3)Represents costs associated with non-recurring consulting fees.
(4)Represents non-recurring legal fees unrelated to our core operations.

Adjusted EBITDA	Three months ended Mar. 31,
	2022	2021	$ Change	% Change
	$11,073	$32,056	$(20,983)	(65.5)%
The decrease for the three months ended March 31, 2022 compared to the prior year period was primarily due to increases in agent costs associated with a larger agent workforce and increased marketing and advertising spend, which drove a 62% increase in total Medicare Advantage commissionable Approved Submissions over the prior year period.

Our Segments
We are organized under the following four reportable segments: (1) Medicare—Internal, (2) Medicare—External, (3) Individual and Family Plans (“IFP”) and Other—Internal and (4) IFP and Other—External. The basis for our segmentation is product type and distribution channel. We organize the segments by product type, Medicare and IFP and Other, as well as by distribution channel, internal and external, as further described below. In addition, we separately report other expenses (classified as “Corporate expenses” in our financial statements), the primary components of which are corporate overhead expenses and shared service expenses that have not been allocated to the operating segments. The segment results provided herein may not be comparable to other companies. We refer to the Medicare—Internal and Medicare—External segments collectively as the “Medicare segments” and the IFP and Other—Internal and IFP and Other—External segments as the “IFP and Other segments.”

GoHealth, Inc.	2022 Form 10-Q	26

	Three months ended Mar. 31,
(in thousands)	2022	2021
Net revenues:
Medicare—Internal	$203,845	$157,353
Medicare—External	61,486	39,500
IFP and Other—Internal	4,200	3,975
IFP and Other—External	1,062	3,351
Net revenues	270,593	204,179
Segment profit (loss):
Medicare—Internal	34,839	46,443
Medicare—External	(7,793)	(631)
IFP and Other—Internal	590	(729)
IFP and Other—External	(258)	160
Segment profit (loss)	27,378	45,243
Corporate expense	29,172	20,319
Amortization of intangible assets	23,514	23,514
Interest expense	11,398	8,688
Other (income) expense, net	63	13
Income (loss) before income taxes	$(36,769)	$(7,291)

Medicare-Internal Segment
The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple carriers, GoHealth-employed agents offering qualified prospects plans on a carrier-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by carriers based on sales we generated, as well as enrollment fees, hourly fees and other fees for services performed for specific carriers and other partners. The Medicare—Internal segment is our largest and fastest growing segment, and represented 127% of segment profits in 2022.

Medicare—Internal Net Revenues	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$203,845	$157,353	$46,492	29.5%	75.4%	77.0%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to the hiring of additional agents and an increase in marketing costs to generate a greater number of prospects for a larger agent workforce, which drove a 46% increase in commissionable Approved Submissions.

Medicare—Internal Segment Profit (Loss)	Three months ended Mar. 31,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$34,839	$46,443	$(11,604)	(25.0)%	127.3%	102.7%
The decrease for the three months ended March 31, 2022 compared to the prior year period was primarily due to (i) increased marketing and advertising costs, which contributed to a 46% increase in Medicare—Internal commissionable Approved Submissions and a 30% increase in net revenue, and (ii) increased customer care and enrollment costs attributable to the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for the AEP.

Medicare-External Segment
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

GoHealth, Inc.	2022 Form 10-Q	27

Medicare—External Net Revenues	Three months ended Mar. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$61,486	$39,500	$21,986	55.7%	22.7%	19.3%
The increase for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to a 111% increase in commissionable Approved Submissions in the Medicare—External segment due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Medicare—External Segment Profit (Loss)	Three months ended Mar. 31,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(7,793)	$(631)	$(7,162)	N/M	(28.5)%	(1.4)%
NM = Not meaningful
The increase in loss for the three months ended March 31, 2022 compared to the prior year period was primarily attributable to an increase in the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

IFP and Other Segments
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

	Three months ended Mar. 31,				% of Net Revenues
Net Revenues	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$4,200	$3,975	$225	6%	1.6%	1.9%
IFP and Other—External	1,062	3,351	(2,289)	(68)%	0.4%	1.6%
For the IFP and Other—Internal segment, the increase was driven by a change in product mix sold. For the IFP and Other—External segment, the decrease was primarily driven by a strategic shift towards higher margin Medicare products.

	Three months ended Mar. 31,				% of Segment Profit (Loss)
Segment Profit (Loss)	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$590	$(729)	$1,319	N/M	2.2%	(1.6)%
IFP and Other—External	(258)	160	(418)	(261)%	(1.0)%	0.4%
NM = Not meaningful
For the IFP and Other—Internal segment, the increase was attributable to a reduction in operating costs driven by less investment in this segment, as we have implemented an overall strategic shift towards higher margin Medicare products. For the IFP and Other—External segment, the decrease was primarily driven by a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.

Key Business Performance and Operating Metrics
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis. The business and operating metrics are organized to reflect the evolution of a policy from submission to recognition of commission revenue.

Submitted Policies

GoHealth, Inc.	2022 Form 10-Q	28

Medicare Segments
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
The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

	Three months ended Mar. 31,
Submitted Policies	2022	2021
Commissionable
MA	286,109	172,874
MS	502	1,104
PDP	6,525	2,593
Medicare commissionable Submitted Policies	293,136	176,571
Non-commissionable
MA	4,487	5,939
MS	2,191	1,650
PDP	829	885
Medicare non-commissionable Submitted Policies	7,507	8,474
Total Submitted Policies
MA	290,596	178,813
MS	2,693	2,754
PDP	7,354	3,478
Total Medicare commissionable and non-commissionable Submitted Policies	300,643	185,045
The increase for the three months ended March 31, 2022 compared to the prior year period is attributable to an increase in agent headcount, driven by the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for AEP, and an increase in marketing costs to generate a greater number of prospects for a larger agent workforce.
IFP and Other Segments
Total Submitted Policies for the IFP and Other segments were 9,205 and 16,824 for the three months ended March 31, 2022 and 2021, respectively. The decrease is due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of the IFP and Other segments.

Approved Submissions
Medicare Segments
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

GoHealth, Inc.	2022 Form 10-Q	29

	Three months ended Mar. 31,
Approved Submissions	2022	2021
Medicare-Internal
MA	188,928	128,886
MS	154	251
PDP	2,999	2,284
Medicare-Internal commissionable Approved Submissions	192,081	131,421
Medicare-External
MA	87,948	42,241
MS	216	731
PDP	3,174	289
Medicare-External commissionable Approved Submissions	91,338	43,261
Total commissionable Approved Submissions
MA	276,876	171,127
MS	370	982
PDP	6,173	2,573
Total Medicare commissionable Approved Submissions	283,419	174,682
The increase in Medicare—Internal commissionable Approved Submissions was attributable to an increase in agent headcount, driven by the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for AEP, and an increase in marketing costs to generate a greater number of prospects for a larger agent workforce.
The increase in Medicare—External commissionable Approved Submissions was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.

LTV Per Approved Submission
Medicare Segments
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
The following table presents the LTV per Approved Submission by product for the Medicare segments for the periods presented:

	Three months ended Mar. 31,
LTV Per Approved Submission	2022	2021
MA	$756	$856
MS	843	798
PDP	203	215
The decrease in LTV Per Approved Submission for Medicare Advantage was primarily attributable to an increase in consumer shopping, resulting in lower persistency and an increased constraint added to the LTV for the three months ended March 31, 2022.
The changes in LTV Per Approved Submission for Medicare Supplement and prescription drug plans were primarily due to changes in carrier mix and an increased constraint added to the LTVs.

GoHealth, Inc.	2022 Form 10-Q	30

LTV/CAC
Medicare Segments
Lifetime value of commissions per consumer acquisition cost, or LTV/CAC, represents (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Approved Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, carrier mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, divided by (ii) the cost to convert a qualified prospect into a Submitted Policy (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) less other non-commission carrier revenue for such period, or CAC. CAC is comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses less enterprise revenue, excluding cost of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and is presented on a per commissionable Approved Submission basis. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and insurance carrier historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period.
The following are our LTV/CACs as well as our CACs, for our Medicare—Internal segment for the three months ended March 31, 2022 and 2021:

	Three months ended Mar. 31,
	2022	2021
LTV/CAC	1.5x	1.5x
CAC	$100.0	$73.6
LTV/CAC for the three months ended March 31, 2022 and 2021 was 1.5x. The hiring of additional agents and increased marketing and advertising spend to generate a greater number of prospects for a larger agent workforce drove a 29.5% increase in revenues within the Medicare—Internal segment and resulted in a flat LTV/CAC year-over-year.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At March 31, 2022, cash and cash equivalents totaled $129.6 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of March 31, 2022, the Company had $155.0 million outstanding under the Revolving Credit Facilities and had a remaining capacity of $45.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the three months ended March 31, 2022 and 2021 :

	Three months ended Mar. 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$54,486	$31,202
Net cash used in investing activities	(5,997)	(3,740)
Net cash (used in) provided by financing activities	(3,105)	2,276
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

GoHealth, Inc.	2022 Form 10-Q	31

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
Net cash provided by operating activities was $54.5 million for the three months ended March 31, 2022, compared to $31.2 million for the three months ended March 31, 2021. The $23.3 million increase is primarily driven by a decrease in commissions receivable of $116.5 million, partially offset by an increase in net loss of $30.0 million, a decrease in commissions payable of $29.9 million, an increase in accounts receivable of $21.2 million, and other adjustments for non-cash items of $12.2 million.
Investing Activities
Net cash used in investing activities increased to $6.0 million for the three months ended March 31, 2022, from $3.7 million for the three months ended March 31, 2021. The increase was primarily driven by an increase in capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $3.1 million for the three months ended March 31, 2022, from $2.3 million cash provided by financing activities for the three months ended March 31, 2021. The change is primarily driven by the collection of the short-term advancement to NVX Holdings of $3.4 million during the three months ended March 31, 2021, as well as an increase in debt issuance cost payments of $1.7 million.
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
As of March 31, 2022, the Company had a principal amount of $114.7 million, $307.7 million, and $99.7 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both March 31, 2022 and December 31, 2021. The 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rate was 7.5% and 6.0% at March 31, 2022 and December 31, 2021, respectively.
Borrowings under the Incremental Term Loan Facility are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. The 2021 Incremental Term Loans from and after the 2021-2 Incremental

GoHealth, Inc.	2022 Form 10-Q	32

Term Loans Closing Date, or November 10, 2021, and the 2021-2 Incremental Term Loans, bear interest at either (i) alternate base rate (“ABR”) plus 4.00% per annum or (ii) LIBOR plus 5.00% per annum.
On March 14, 2022, the Company entered into Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 7”). Amendment No. 7 provides that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 7 Effective Date, will bear interest at either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 7 Effective Date, will bear interest at either (i) ABR plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum. Amendment No. 7 further amended the Credit Agreement to remove testing of the Net Leverage Ratio for the December 31, 2021 period and increase the maximum permitted Net Leverage Ratio for future reporting periods through March 31, 2023. The Company incurred $1.7 million of debt issuance costs associated with Amendment No. 7, which are being amortized over the life of the debt to interest expense using the effective interest method.
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
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of both March 31, 2022 and December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of March 31, 2022. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates at both March 31, 2022 and December 31, 2021 was 7.5% and 5.0%, respectively.
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

GoHealth, Inc.	2022 Form 10-Q	33

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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: (1) revenue recognition and commissions receivable, (2) share-based compensation, (3) intangible assets, (4) income taxes and (5) liabilities pursuant to TRAs.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2021 Form 10-K. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K, with the exception of our policy to test goodwill for impairment on an annual basis in the fourth quarter of each year, on November 30th, or whenever events or changes in circumstances indicate that the goodwill may be impaired. This change was driven by the annual goodwill impairment test conducted as of November 30, 2021, which resulted in the Company recognizing goodwill impairment charges of $386.6 million in the fourth quarter of 2021, representing the full amount of goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. There have been no material changes to our market risk policies or our market risk-sensitive instruments and positions as described in our 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of March 31, 2022, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

GoHealth, Inc.	2022 Form 10-Q	34

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

Notwithstanding the existence of the material weakness as described above, our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2022 Form 10-Q	35

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 11, “Commitments And Contingencies,” of the Notes to Condensed Consolidated Financial Statements for information about legal proceedings.

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

As we continue to evaluate our LTV estimation models and the process and controls related to the LTV estimation models, including to address the material weakness identified in Item 4 in this Quarterly Report on Form 10-Q and Item 9A “Controls and Procedures” of our 2021 Form 10-K, we have made and will make further changes based on a number of factors and such changes could result in significant further increases or decreases in revenue. LTVs are estimates and are based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of commissionable Approved Submissions into customers, forecasted average plan duration and forecasted commission rates we expect to receive per approved customer’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends. Changes in our historical trends will result in changes to our LTV estimates in future periods and, therefore, could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate LTVs, such as reduced conversion of commissionable Approved Submissions to customers, increased health insurance plan termination or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a customer or other changes could harm our business, operating results and financial condition. We have seen, in the past few quarters, and continue to see some of these negative changes. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenues, we would need to write off the remaining commissions receivable balance, which could materially adversely impact our operating results and financial condition.

The forecasted average plan duration is another important factor in our estimation of LTV. We receive commissions from carriers for policies sold through us that go on to become customers of those carriers. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rates are calculated based on our historical data by plan type and for certain products, such as our Medicare Advantage products which constitute the majority of our revenue, and if we are unable to produce an accurate forecasted average plan duration, our business, operating results and financial condition may be adversely impacted. We have seen pressure, within the industry, on plan duration based upon increased customer churn. Additionally, from time to time, carriers may stop offering products in a geographic area. While in many cases, carriers will still support existing customers in those geographic areas, because they are no longer offering new plans, the retention of those customers may be adversely impacted, thereby impacting our expected LTVs.

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

Our management and independent auditors have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

We are subject to the NASDAQ rules and the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, the Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure

GoHealth, Inc.	2022 Form 10-Q	36

controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

As described in Item 9A “Controls and Procedures” of our 2021 Form 10-K, and Item 4 in this Quarterly Report on Form 10-Q, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and March 31, 2022, and that we had, as of such dates, a material weakness in our internal control over financial reporting related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A of our 2021 Form 10-K did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

We are evaluating and developing a plan, which will include the implementation of appropriate processes and controls to remediate the material weakness described above. While we work towards the design and implementation of these processes and controls, we may rely significantly on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment. The implementation of new procedures and controls could be costly and distract management from other activities. Prior to the complete remediation of this material weakness, there remains a risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in errors in our consolidated financial statements. If the new controls being implemented to address the material weakness and to strengthen the overall internal control are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or if we are otherwise unable to remediate this material weakness, it may result in untimely or inaccurate reporting of our financial condition or results of operations.

In addition, although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting in the future. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements, which could result in violations of applicable securities laws and NASDAQ listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

If our common stock’s closing bid price continues to remain below the minimum price of $1.00 per share, or if we fail to satisfy the NASDAQ rule concerning the composition of our audit committee, our common stock may be delisted from the NASDAQ.

Recently, the closing price of our common stock fell below $1.00 per share. If our common stock were to continue to trade below $1.00 per share, which is the minimum closing bid price required for continued listing on NASDAQ, for 30 consecutive business days, we will receive a notification letter from NASDAQ and will have 180 calendar days (subject to extension in some circumstances) to regain compliance with the minimum bid price rule (“Minimum Bid Price Rule”). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ may require in some circumstances). Should we fail to regain compliance with the Minimum Bid Price Rule, we may consider a reverse stock split (or combination) of our outstanding common stock.

On April 29, 2022, we received notification from NASDAQ regarding our noncompliance with NASDAQ Listing Rule 5605(c)(2) (“Rule 5605”), which requires that our audit committee be comprised of a minimum of three independent directors. Our noncompliance occurred as the result of the resignation of one of our directors, Anita Pramoda, who was one of the three members of our audit committee. In accordance with NASDAQ Listing Rule 5605(c)(4), we have a cure period in order to regain compliance with Rule 5605 lasting until the date that is 180 days following the event that caused the vacancy. We intend to appoint a third independent director to our board of directors and audit committee, and thereby regain compliance Rule 5605, prior to the end of the cure period.

If we fail to effect a reverse stock split which allows us to regain compliance with the Minimum Bid Price Rule or otherwise fail to achieve compliance with the Minimum Bid Price Rule, or if we fail to regain compliance with Rule 5605 prior to the expiration of the cure period, our stock may be delisted. Delisting from the NASDAQ Global Select Market or any NASDAQ market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a NASDAQ market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 as

GoHealth, Inc.	2022 Form 10-Q	37

amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.
With the exception of the risk factor noted above, there have been no material changes to the risk factors set forth in our 2021 Form 10-K. Before investing in our Class A common stock, we recommend that investors carefully consider the risks described in the 2021 Form 10-K filed with the SEC, including those under the heading “Item 1A. Risk Factors.” Realization of any of these risks could have a material adverse effect on our financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

GoHealth, Inc.	2022 Form 10-Q	38

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022
10.2#	Amended and Restated Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brandon Cruz.					*
10.3#	Employment Agreement, dated June 3, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brian Farley.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2022 Form 10-Q	39

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	May 10, 2022	By:	/s/ Clinton P. Jones
Clinton P. Jones Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Travis J. Matthiesen
Travis J. Matthiesen Interim Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2022 Form 10-Q	40