Form 10-Q
period 2022-06-30
GoHealth, Inc.
filed 2022-08-16
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2022, the registrant had 132,157,355 shares of Class A common stock, $0.0001 par value per share, outstanding and 197,128,400 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures and debt service obligations, are forward-looking statements.
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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: the marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines; our business may be harmed if we lose our relationships with carriers or if our relationships with carriers change; our failure to grow our customer base or retain our existing customers; carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform; factors that impact our estimate of LTV (as defined below) may be adversely impacted; our management and independent auditors have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements; the potential delisting of our common stock from the Nasdaq Global Market (“NASDAQ”); volatility in general economic conditions, including inflation, interest rates, and other commodity prices and exchange rates may impact our financial position and performance; we currently depend on a small group of carriers for a substantial portion of our revenue; information technology system failures could interrupt our operations; our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents; operating and growing our business may require additional capital; our strategic focus on cash flow optimization may lead to decreased revenue or otherwise adversely affect our business; we may lose key employees or fail to attract qualified employees; our operations may be adversely impacted by a reduction in employee headcount or other similar actions; the Founders (as defined below) and Centerbridge (as defined below) have significant influence over us, including control over decisions that require the approval of stockholders; and other important factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.
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
•“Centerbridge” refers to Centerbridge Capital Partners III, L.P., a Delaware limited partnership, certain funds affiliated with Centerbridge Capital Partners III, L.P. and other entities over which Centerbridge Capital Partners III, L.P. has

GoHealth, Inc.	2022 Form 10-Q	1

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
•“Founders” refer to Brandon M. Cruz, our Co-Founder and Non-Executive Co-Chair of the Board, and Clinton P. Jones, our Co-Founder and Executive Chair of the Board.
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

GoHealth, Inc.	2022 Form 10-Q	2

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2022	2021	2022	2021
Net revenues:
Commission	$118,038	$147,508	$327,677	$321,489
Enterprise	40,616	49,394	101,570	79,592
Net revenues	158,654	196,902	429,247	401,081
Operating expenses:
Cost of revenue	51,074	37,442	118,997	85,817
Marketing and advertising	44,714	55,735	128,747	110,219
Customer care and enrollment	66,542	61,927	144,997	109,021
Technology	10,749	11,983	23,508	21,600
General and administrative	38,106	25,297	67,323	44,982
Amortization of intangible assets	23,515	23,515	47,029	47,029
Operating lease impairment charges	24,995	—	24,995	—
Total operating expenses	259,695	215,899	555,596	418,668
Income (loss) from operations	(101,041)	(18,997)	(126,349)	(17,587)
Interest expense	12,724	8,277	24,122	16,965
Loss on extinguishment of debt	—	11,935	—	11,935
Other (income) expense, net	(13)	44	50	57
Income (loss) before income taxes	(113,752)	(39,253)	(150,521)	(46,544)
Income tax (benefit) expense	—	(32)	472	(63)
Net income (loss)	(113,752)	(39,221)	(150,993)	(46,481)
Net income (loss) attributable to non-controlling interests	(69,933)	(27,217)	(93,691)	(32,390)
Net income (loss) attributable to GoHealth, Inc.	$(43,819)	$(12,004)	$(57,302)	$(14,091)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(0.35)	$(0.12)	$(0.48)	$(0.14)
Weighted-average shares of Class A common stock outstanding — basic and diluted	124,440	102,300	120,346	97,349
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GoHealth, Inc.	2022 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2022	2021	2022	2021
Net income (loss)	$(113,752)	$(39,221)	$(150,993)	$(46,481)
Other comprehensive income (loss):
Foreign currency translation adjustments	(345)	(106)	(462)	(99)
Comprehensive income (loss)	(114,097)	(39,327)	(151,455)	(46,580)
Comprehensive income (loss) attributable to non-controlling interests	(70,145)	(27,291)	(93,978)	(32,459)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(43,952)	$(12,036)	$(57,477)	$(14,121)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Jun. 30, 2022	Dec. 31, 2021
Assets
Current assets:
Cash and cash equivalents	$76,156	$84,361
Accounts receivable, net of allowance for doubtful accounts of $905 in 2022 and $558 in 2021	38,250	17,276
Commissions receivable - current	198,647	268,663
Prepaid expense and other current assets	19,955	58,695
Total current assets	333,008	428,995
Commissions receivable - non-current	961,999	993,844
Operating lease ROU asset	22,987	23,462
Other long-term assets	2,437	3,608
Property, equipment, and capitalized software, net	29,986	24,273
Intangible assets, net	547,640	594,669
Total assets	$1,898,057	$2,068,851
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,641	$39,843
Accrued liabilities	33,234	52,788
Commissions payable - current	60,294	104,160
Short-term operating lease liability	9,998	6,126
Deferred revenue	2,691	536
Current portion of long-term debt	5,270	5,270
Other current liabilities	15,764	8,344
Total current liabilities	141,892	217,067
Non-current liabilities:
Commissions payable - non-current	291,990	274,403
Long-term operating lease liability	40,947	19,776
Long-term debt, net of current portion	662,018	665,115
Other non-current liabilities	2,889	—
Total non-current liabilities	997,844	959,294
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 131,965 and 115,487 shares issued; 131,776 and 115,487 shares outstanding at June 30, 2022 and December 31, 2021, respectively.	13	11
Class B common stock – $0.0001 par value; 579,555 and 587,360 shares authorized; 197,547 and 205,352 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	20	21
Preferred stock – $0.0001 par value; 20,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Treasury stock – at cost; 189 shares of Class A common stock at June 30, 2022	(344)	—
Additional paid-in capital	612,627	561,447
Accumulated other comprehensive income (loss)	(234)	(59)
Accumulated deficit	(265,619)	(208,317)
Total stockholders’ equity attributable to GoHealth, Inc.	346,463	353,103
Non-controlling interests	411,858	539,387
Total stockholders’ equity	758,321	892,490
Total liabilities and stockholders’ equity	$1,898,057	$2,068,851
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Jun. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2022	121,944	$12	199,338	$20	(169)	$(329)	$583,323	$(221,800)	$(101)	$498,833	$859,958
Net loss								(43,819)		(69,933)	(113,752)
Issuance of Class A common shares related to share-based compensation plans	8,427	1					336				337
Share-based compensation expense							12,138				12,138
Foreign currency translation adjustment									(133)	(212)	(345)
Class A common shares repurchased for employee tax withholdings					(20)	(15)					(15)
Forfeitures of Time-Vesting Units			(197)	—							—
Redemption of LLC Interests	1,594	—	(1,594)	—			16,830			(16,830)	—
Balance at Jun. 30, 2022	131,965	$13	197,547	$20	(189)	$(344)	$612,627	$(265,619)	$(234)	$411,858	$758,321

	Three months ended Jun. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2021	98,518	$10	222,606	$22	$465,936	$(21,047)	$19	$951,472	$1,396,412
Net loss						(12,004)		(27,217)	(39,221)
Issuance of Class A common shares related to share-based compensation plans	62	—			476				476
Share-based compensation expense					7,599				7,599
Foreign currency translation adjustment							(32)	(74)	(106)
Forfeitures of Time-Vesting Units			(373)	—					—
Redemption of LLC Interests	6,738	—	(6,738)	—	29,678			(29,678)	—
Balance at Jun. 30, 2021	105,318	$10	215,495	$22	503,689	$(33,051)	$(13)	$894,503	$1,365,160
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Six months ended Jun. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2022	115,487	$11	205,352	$21	—	$—	$561,447	$(208,317)	$(59)	$539,387	$892,490
Net loss								(57,302)		(93,691)	(150,993)
Issuance of Class A common shares related to share-based compensation plans	8,940	1					336				337
Share-based compensation expense							17,293				17,293
Foreign currency translation adjustment									(175)	(287)	(462)
Class A common shares repurchased for employee tax withholdings					(189)	(344)					(344)
Forfeitures of Time-Vesting Units			(267)	—							—
Redemption of LLC Interests	7,538	1	(7,538)	(1)			33,551			(33,551)	—
Balance at Jun. 30, 2022	131,965	$13	197,547	$20	(189)	$(344)	$612,627	$(265,619)	$(234)	$411,858	$758,321

	Six months ended Jun. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Cumulative impact of Topic 842						(17)		(46)	(63)
Cumulative impact of Topic 326						(141)		(398)	(539)
Net income (loss)						(14,091)		(32,390)	(46,481)
Issuance of Class A common shares related to share-based compensation plans	74	—			476				476
Share-based compensation expense					12,711				12,711
Foreign currency translation adjustment							(30)	(69)	(99)
Forfeitures of Time-Vesting Units			(454)	—					—
Redemption of LLC Interests	21,048	2	(21,048)	(2)	91,333			(91,333)	—
Balance at Jun. 30, 2021	105,318	$10	215,495	$22	$503,689	$(33,051)	$(13)	$894,503	$1,365,160
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended Jun. 30,
	2022	2021
Operating Activities
Net loss	$(150,993)	$(46,481)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	17,293	12,711
Depreciation and amortization	5,330	4,076
Amortization of intangible assets	47,029	47,029
Amortization of debt discount and issuance costs	1,381	1,262
Loss on extinguishment of debt	—	11,935
Operating lease impairment charges	24,995	—
Non-cash lease expense	2,862	2,451
Other non-cash items	29	(846)
Changes in assets and liabilities:
Accounts receivable	(21,119)	(2,702)
Commissions receivable	101,928	(63,675)
Prepaid expenses and other assets	39,795	(11,778)
Accounts payable	(25,885)	6,114
Accrued liabilities	(19,898)	3,993
Deferred revenue	2,155	(36)
Commissions payable	(26,279)	4,742
Operating lease liabilities	(2,993)	(2,406)
Other liabilities	10,747	1,361
Net cash provided by (used in) operating activities	6,377	(32,250)
Investing Activities
Purchases of property, equipment and software	(9,658)	(7,909)
Net cash used in investing activities	(9,658)	(7,909)
Financing Activities
Proceeds from borrowings	—	310,000
Repayment of borrowings	(2,635)	(296,835)
Call premium paid for debt extinguishment	—	(5,910)
Debt issuance cost payments	(1,725)	(1,608)
Principal payments under finance lease obligations	(103)	(154)
Cash received on advancement to NVX Holdings, Inc.	—	3,395
Net cash (used in) provided by financing activities	(4,463)	8,888
Effect of exchange rate changes on cash and cash equivalents	(461)	(100)
Increase (decrease) in cash and cash equivalents	(8,205)	(31,371)
Cash and cash equivalents at beginning of period	84,361	144,234
Cash and cash equivalents at end of period	$76,156	$112,863
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$683	$2,233
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	9

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
The Company was incorporated in Delaware on March 27, 2020 for the purpose of facilitating the Company’s initial public offering (the “IPO”) and other related transactions in order to carry on the business of GoHealth Holdings, LLC (formerly known as Blizzard Parent, LLC), a Delaware limited liability company, and its wholly owned subsidiaries (collectively, "GHH, LLC"). Following the IPO and pursuant to a reorganization into a holding company structure, the Company is a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, the Company operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conducts its business.
Basis of Presentation and Significant Accounting Policies
In connection with the IPO (as defined below), the Company became the sole managing member of GHH, LLC and controls the management of GHH, LLC. As a result, the Company consolidates GHH, LLC’s financial results in its Condensed Consolidated Financial Statements and reports a non-controlling interest for the economic interest in GHH, LLC held by the Continuing Equity Owners. Substantially concurrently with the consummation of the IPO, the existing limited liability company agreement of GHH, LLC was amended and restated to, among other things, recapitalize its capital structure by creating a single new class of units (the “common units”) and provide for a right of redemption of common units (subject in certain circumstances to time-based vesting requirements and certain other restrictions) in exchange for, at the Company’s election, cash or newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption, the Company will receive a corresponding number of common units, increasing the Company’s total ownership interest in GHH, LLC.
Net income and loss is allocated to the Continuing Equity Owners on a pro-rata basis, assuming that any Class B common units that are subject to time-based vesting requirements are fully vested.
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax. On May 6, 2020, Blizzard Parent, LLC changed its name to “GoHealth Holdings, LLC”. GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these Condensed Consolidated Financial Statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of GHH, LLC are carried out by Norvax.
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

GoHealth, Inc.	2022 Form 10-Q	10

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

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 Inputs	Unobservable inputs for the asset or liability.
Fair Value Measurements

GoHealth, Inc.	2022 Form 10-Q	11

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of debt approximates fair value due to the variable nature of interest rates.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $25.0 million operating lease impairment charge for the three and six months ended June 30, 2022, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. The fair value was estimated using a discounted cash flows approach on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy. A 5% increase or decrease to the market rent per square foot input would increase or decrease the estimated fair value and resulting impairment charge by approximately $1.0 million.
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
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Jun. 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$198,400	$297,600
Customer relationships	232,000	64,960	167,040
Total intangible assets subject to amortization	$728,000	$263,360	$464,640
Indefinite-lived trade names			83,000
Total intangible assets			$547,640

GoHealth, Inc.	2022 Form 10-Q	12

	Dec. 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$162,971	$333,029
Customer relationships	232,000	53,360	178,640
Total intangible assets subject to amortization	$728,000	$216,331	$511,669
Indefinite-lived trade names			83,000
Total intangible assets			$594,669
There was no impairment of intangible assets for the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2022	$35,429	$11,600	$47,029
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
Thereafter	—	62,640	62,640
Total	$297,600	$167,040	$464,640
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Jun. 30, 2022	Dec. 31, 2021
Term Loan Facilities	$520,768	$523,403
Revolving Credit Facilities	155,000	155,000
Less: Unamortized debt discount and issuance costs	(8,480)	(8,018)
Total debt	$667,288	$670,385
Less: Current portion of long-term debt	(5,270)	(5,270)
Total long-term debt	$662,018	$665,115
Term Loan Facilities
On September 13, 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”).
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

GoHealth, Inc.	2022 Form 10-Q	13

As of June 30, 2022, the Company had a principal amount of $114.4 million, $306.9 million, and $99.5 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both June 30, 2022 and December 31, 2021. The 2021 Incremental Term Loan and the 2021-2 Incremental Term Loan effective interest rates were 7.5% and 7.7% at June 30, 2022, respectively. Both the 2021 Incremental Term Loan and the 2021-2 Incremental Term Loan effective interest rate was 6.0% at December 31, 2021.
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
On August 12, 2022, the Company entered into Amendment No. 8 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 8”). Amendment No. 8 provided that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 8 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for future reporting periods from December 31, 2022 through June 30, 2023.
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
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of both June 30, 2022 and December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of June 30, 2022. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities weighted-average effective interest rates were 8.1% and 5.6% at June 30, 2022, respectively, and 7.5% and 5.0% at December 31, 2021, respectively.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.

GoHealth, Inc.	2022 Form 10-Q	14

The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of June 30, 2022.
5. STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY
In connection with the Company’s IPO in July 2020, the Company’s board of directors (the “Board of Directors”) approved an amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of up to 1,100,000 shares of Class A common stock, 690,000 shares of Class B common stock and 20,000 shares of preferred stock, each having a par value of $0.0001 per share. The number of shares of Class B common stock authorized is reduced for redemptions and forfeitures as they occur.
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2022 were 61.5% and 62.6%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2021 were 68.1% and 69.7%, respectively.
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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

GoHealth, Inc.	2022 Form 10-Q	15

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022	2021
Marketing and advertising	$215	$426	$656	$764
Customer care and enrollment	624	1,043	1,255	1,839
Technology	627	1,133	1,609	1,880
General and administrative	12,791	4,997	15,892	8,228
Total share-based compensation expense	$14,257	$7,599	$19,412	$12,711
2021 Employment Inducement Award Plan
On December 19, 2021, the Board of Directors approved the adoption of the GoHealth, Inc. 2021 Employment Inducement Award Plan (as amended from time to time, the “Inducement Award Plan”). In accordance with Rule 5635(c)(4), awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. On June 3, 2022, the Company approved an amendment to the Inducement Award Plan, solely to increase the shares of the Company’s Class A common stock reserved for issuance from an aggregate of 4,000 Class A shares to an aggregate of 25,000 Class A shares.
Restricted Stock Units (“RSUs”)
On June 7, 2022, the Company granted, to certain of its executives, an aggregate of 7,667 shares of Class A common stock issuable pursuant to RSUs, all of which were fully vested on the date of grant. The Company recognized the grant-date fair value of these RSUs, or $6.3 million, as compensation expense on the date of grant.
Performance Stock Units (“PSUs”)
On June 7, 2022, the Company granted, to certain of its executives, an aggregate of 2,917 shares of Class A common stock issuable pursuant to volume weighted average PSUs (“VWAPs”). The number of shares issued on the third anniversary of the date of grant is based on volume weighted average price performance over such three year period (“Three Year VWAP”) in the following percentages: (i) 50% if the Three Year VWAP is equal to or greater than $2.00 but less than $3.00; (ii) 100% if the Three Year VWAP is equal to or greater than $3.00 but less than $4.00; (iii) 150% if the Three Year VWAP is equal to or greater than $4.00 but less than $6.00; and (iv) 200% if the Three Year VWAP is equal to or greater than $6.00. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.9% and annualized volatility of 94.0%. The grant-date fair value of the VWAPs was $0.55. The Company recognizes the grant-date fair value of VWAPs as compensation expense on a straight-line basis over the three-year performance period.
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
For the three and six months ended June 30, 2022, the Company recorded share-based compensation expense related to PSUs of $0.2 million and $1.0 million, respectively. For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense related to PSUs of $0.9 million and $1.4 million, respectively.
2020 Employee Stock Purchase Plan
On July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which became effective on the same date. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. During the three and six months ended June 30, 2022, the Company issued 662 shares of Class A common stock through the 2020 ESPP. During the three and six months ended June 30, 2021, the Company issued 50 shares of Class A common stock through the 2020 ESPP.

GoHealth, Inc.	2022 Form 10-Q	16

For the three and six months ended June 30, 2022, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.1 million and $0.2 million, respectively.
Stock Appreciation Rights
On June 6, 2022, the Founders were each awarded two stock appreciation rights ("SARs") under the 2020 Plan. The first SAR received by each Founder was granted on June 6, 2022, and the second SAR received by each Founder will be granted on or about June 1, 2023. Each SAR will be settled in cash with an aggregate grant date value equal to $1.5 million (the number of shares to be determined by dividing such value by the per share Black-Scholes valuation as of the date of grant), will have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant and will be exercisable in full on the third anniversary of the date of grant. There is no future service requirement in connection with the SARs, and as such, the total initial fair value of the awards is recorded as expense at the time of the grant. The fair value of the SARs liability is revalued (marked-to-market) each reporting period using the Black-Scholes valuation model, based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded within other long-term liabilities on the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2022, the Company recorded $2.1 million of share-based compensation expense related to the SARs.
Stock Option Repricing
On April 25, 2022 and in accordance with the terms of the GoHealth, Inc. 2020 Incentive Award Plan, the Board of Directors approved a stock option repricing (the “Repricing”) where the exercise price of each Relevant Option (as defined below) was reduced to $1.05 per share, the average trailing 20 trading day closing price of the Company’s Class A common stock as of market close on the day of board approval. “Relevant Options” are all outstanding stock options as of April 25, 2022 (vested or unvested) to acquire shares of the Company’s Class A common stock that were issued to currently employed employees prior to April 1, 2022, but excluding stock options granted to certain executive officers. Except for the reduction in the exercise price of the Relevant Options, all outstanding stock options will continue to remain outstanding in accordance with their current terms and conditions. As a result of the Repricing, the Company will record an incremental share-based compensation charge of $1.1 million, of which $0.3 million was recognized on the date of the Repricing and $0.8 million is recognized over the remaining term of the repriced options.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(113,752)	$(39,221)	$(150,993)	$(46,481)
Less: Net loss attributable to non-controlling interests	(69,933)	(27,217)	(93,691)	(32,390)
Net loss attributable to GoHealth, Inc.	(43,819)	(12,004)	(57,302)	(14,091)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	124,440	102,300	120,346	97,349
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	124,440	102,300	120,346	97,349
Net loss per share of Class A common stock—basic and diluted	$(0.35)	$(0.12)	$(0.48)	$(0.14)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Jun. 30,
(in thousands)	2022	2021
Class A common stock issuable pursuant to equity awards	20,808	7,337
Class B common stock	197,547	215,495

GoHealth, Inc.	2022 Form 10-Q	17

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
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.00% and (0.31)%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0.08% and 0.14%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders (the “TRA”), which provides for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the TRA vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of June 30, 2022, the Company has determined there is no resulting liability related to the TRA. Should the Company determine that the TRA liability will be considered probable at a future date based on new information, any changes will be recorded within income from continuing operations at that time.
9. REVENUE
Revenue Recognition for Variable Consideration
The Company’s variable consideration includes the total estimated lifetime value (“LTV”) it expects to receive for selling an insurance product after the carrier approves an application. The consideration is variable based on the amount of time it estimates a policy will remain in force, which is based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. Due to lower persistency observed during the three and six months ended June 30, 2022 and declining LTV estimates, the Company applied an incremental LTV constraint to all Medicare policies sold in the first and second quarters of 2022.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and six months ended June 30, 2022, the Company recorded negative revenue adjustments of $3.6 million and $6.2 million, respectively, for changes in estimates relating to performance obligations satisfied in prior periods. For the three and six months ended June 30, 2021, the Company recorded a negative revenue adjustment of $1.4 million and $3.6 million, respectively, relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue

GoHealth, Inc.	2022 Form 10-Q	18

The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022	2021
Commission revenue:
Medicare:
Medicare Advantage	$115,494	$144,039	$322,128	$312,187
Medicare Supplement	91	789	403	1,573
Prescription Drug Plans	978	488	2,232	1,041
Total Medicare	116,563	145,316	324,763	314,801
Individual and Family Plan:
Fixed Indemnity	175	808	556	3,589
Short-term	110	219	281	619
Major Medical	—	208	72	409
Total Individual and Family Plan	285	1,235	909	4,617
Ancillary	1,189	891	2,000	1,999
Small Group	1	66	5	72
Total commission revenue	118,038	147,508	327,677	321,489
Enterprise revenue:
Partner Marketing and Enrollment Services	23,797	42,531	64,460	64,388
Direct Partner Campaigns	14,366	6,700	34,482	14,802
Other	2,453	163	2,628	402
Total enterprise revenue	40,616	49,394	101,570	79,592
Net revenues	$158,654	$196,902	$429,247	$401,081
Contract Assets and Liabilities
The Company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company had unbilled receivables for performance-based enrollment fees as of June 30, 2022 and December 31, 2021 of $3.3 million and $20.1 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
For both the three and six months ended June 30, 2022, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021. For the three and six months ended June 30, 2021, the Company recognized $26 thousand and $0.1 million, respectively, of revenue that was deferred as of December 31, 2020.
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
Commissions receivable activity is summarized as follows:

	Six months ended Jun. 30,
(in thousands)	2022	2021
Beginning balance	$1,262,507	$809,859
Commission revenue	327,677	321,489
Cash receipts	(429,605)	(257,814)
Allowance for credit loss	67	(42)
Ending balance	$1,160,646	$873,492
Less: Commissions receivable - current	198,647	113,062
Commissions receivable - non-current	$961,999	$760,430

GoHealth, Inc.	2022 Form 10-Q	19

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
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

GoHealth, Inc.	2022 Form 10-Q	20

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost (1)	$41	$84	$102	$169
Operating lease cost	2,055	1,707	4,002	3,503
Short-term lease cost (2)	170	118	253	237
Variable lease cost (3)	93	34	137	77
Sublease income	(274)	—	(549)	—
Total net lease expense	$2,085	$1,943	$3,945	$3,986
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

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $25.0 million operating lease impairment charge for the three and six months ended June 30, 2022, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. Refer to Note 2 “Fair Value Measurements” for further details.
On February 15, 2022, the Company entered into a lease agreement for a site in Slovakia related to our Slovakian operations. The lease is expected to commence on October 1, 2022 with a lease term through March 31, 2030. Annual rent payments are not expected to be material to the financial statements.
As of June 30, 2022, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2022	$6,698
2023	12,383
2024	7,787
2025	6,464
2026	5,289
Thereafter	31,145
Total lease payments	$69,766
Less: Imputed interest	(18,820)
Present value of lease liabilities	$50,946
Supplemental cash flow information related to leases are as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,054	$1,630	$3,886	$3,248
Operating cash flows from finance leases	$1	$5	$2	$11
Financing cash flows from finance leases	$41	$78	$103	$154
Operating lease assets obtained in exchange for new lease obligations (1)	$26,405	$—	$26,405	$—
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$4,155	$—	$4,155	$—
(1)On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, LLC, for a proposed site in Lindon, Utah, which commenced on June 8, 2022.
The weighted average remaining lease term and discount rate are as follows:

GoHealth, Inc.	2022 Form 10-Q	21

	Jun. 30,
(in thousands)	2022	2021
Weighted average remaining lease term (in years):
Operating leases	7.5 years	4.7 years
Finance leases	0.0 years	0.9 years
Weighted average discount rate:
Operating leases	8.0%	6.1%
Finance leases	—%	6.5%
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading, and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). Compensatory damages and reasonable costs and expenses incurred in the Securities Class Action were sought by the lead plaintiffs. On December 10, 2020, the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action “In re GoHealth, Inc. Securities Litigation.” On February 25, 2021, lead plaintiffs filed a consolidated complaint. On April 26, 2021, the Company and officer and director defendants filed a motion to dismiss the complaint. On April 5, 2022, that motion was denied. On May 31, 2022, the Company and officer and director defendants filed an answer to the consolidated complaint and, on June 21, 2022, they filed an amended answer. September 23, 2022 is lead plaintiffs’ current deadline to file a motion for class certification. The court has not yet set a trial date.

On May 19, 2021, a derivative action (the “Derivative Action”) was filed, purportedly on behalf of the Company and against certain of the Company’s officers and directors, alleging breaches of fiduciary duty and other claims, based on substantially the same factual allegations as in the Securities Class Action. On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation.

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above.The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. While GoHealth feels confident in its defense of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of GoHealth.
12. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC, and Wilson Tech 5, LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and six months ended June 30, 2022, the Company made aggregate lease payments of $0.7 million and $1.0 million, respectively. For the three and six months ended June 30, 2021, the Company made aggregate lease payments of $0.4 million and $0.7 million, respectively.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three and six months ended June 30, 2022,the Company recorded expense of $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2021, the Company recorded expense of $0.3 million and $0.4 million, respectively.
During the twelve months ended December 31, 2020, the Company provided a short-term advancement to NVX Holdings, Inc., which is controlled by significant shareholders of the Company, for which the Company recorded a receivable of $3.4 million. The advancement was collected by the Company during the six months ended June 30, 2021.
13. OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS
Operating Segments

GoHealth, Inc.	2022 Form 10-Q	22

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
The following table presents summary results of the Company’s operating segments for the periods indicated:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022	2021
Net revenues:
Medicare:
Internal channel	$103,685	$160,433	$307,530	$317,786
External channel	50,103	31,379	111,589	70,879
Total Medicare	153,788	191,812	419,119	388,665
IFP and Other:
Internal channel	4,245	3,788	8,445	7,763
External channel	621	1,302	1,683	4,653
Total IFP and Other	4,866	5,090	10,128	12,416
Net revenues	158,654	196,902	429,247	401,081
Segment profit (loss):
Medicare:
Internal channel	(11,040)	31,257	23,799	77,700
External channel	(5,635)	(1,688)	(13,428)	(2,319)
Total Medicare	(16,675)	29,569	10,371	75,381
IFP and Other:
Internal channel	1,582	(800)	2,172	(1,529)
External channel	(411)	(57)	(669)	103
Total IFP and Other	1,171	(857)	1,503	(1,426)
Segment profit (loss)	(15,504)	28,712	11,874	73,955
Corporate expense	37,027	24,194	66,199	44,513
Amortization of intangible assets	23,515	23,515	47,029	47,029
Operating lease impairment charges	24,995	—	24,995	—
Loss on extinguishment of debt	—	11,935	—	11,935
Interest expense	12,724	8,277	24,122	16,965
Other (income) expense, net	(13)	44	50	57
Income (loss) before income taxes	(113,752)	(39,253)	(150,521)	(46,544)

GoHealth, Inc.	2022 Form 10-Q	23

There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2022	2021	2022	2021
Humana	29%	29%	26%	29%
Elevance Health	23%	38%	24%	34%
United	17%	16%	18%	17%
Centene	14%	9%	15%	12%
Substantially all of the revenue from these customers was from the sales of products and plans within the Medicare—Internal and Medicare—External segments.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of June 30, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 90.2%, or $37.4 million, of the combined total. As of December 31, 2021, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $28.7 million, of the combined total.
14. SUBSEQUENT EVENTS
On August 12, 2022, the Company entered into Amendment No. 8 to the Credit Agreement and Incremental Facility Agreement. Refer to Note 4 “Long-term Debt” for further details. On August 9, 2022, we eliminated 835 full-time positions, representing approximately 23.7% of our workforce, primarily within our customer care and enrollment group. Total expected severance and employee-related charges are projected to be approximately $7.0 million - $9.0 million and are primarily related to termination and employee-related benefits. These charges will be settled in cash.

GoHealth, Inc.	2022 Form 10-Q	24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under the heading “Item 1A. Risk Factors.” in the 2021 Form 10-K. The risks and uncertainties described in the 2021 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
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

Ownership
GoHealth, Inc. is the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2022 were 61.5% and 62.6%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2021 were 68.1% and 69.7%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of June 30, 2022, is as follows:

GoHealth, Inc.	2022 Form 10-Q	25

GoHealth, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of GoHealth Holdings, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our status as a public company, plus payment obligations under the TRA, which could be significant. We intend to cause GoHealth Holdings, LLC to make distributions to us in an amount sufficient to allow us to pay these expenses and fund any payments due under the TRA.

Results of Operations
The following is our consolidated results of operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022		2021
Net revenues:
Commission	$118,038	$147,508	$327,677		$321,489
Enterprise	40,616	49,394	101,570		79,592
Net revenues	158,654	196,902	429,247	—	401,081
Operating expenses:
Cost of revenue	51,074	37,442	118,997		85,817
Marketing and advertising	44,714	55,735	128,747		110,219
Customer care and enrollment	66,542	61,927	144,997		109,021
Technology	10,749	11,983	23,508		21,600
General and administrative	38,106	25,297	67,323		44,982
Amortization of intangible assets	23,515	23,515	47,029		47,029
Operating lease impairment charges	24,995	—	24,995		—
Total operating expenses	259,695	215,899	555,596	—	418,668
Income (loss) from operations	(101,041)	(18,997)	(126,349)	—	(17,587)
Loss on extinguishment of debt	—	11,935	—		11,935
Interest expense	12,724	8,277	24,122		16,965
Other (income) expense, net	(13)	44	50		57
Income (loss) before income taxes	(113,752)	(39,253)	(150,521)		(46,544)
Income tax expense (benefit)	—	(32)	472		(63)
Net income (loss)	(113,752)	(39,221)	(150,993)		(46,481)
Net income (loss) attributable to non-controlling interests	(69,933)	(27,217)	(93,691)		(32,390)
Net income (loss) attributable to GoHealth, Inc.	$(43,819)	$(12,004)	$(57,302)		$(14,091)
Non-GAAP financial measures:
EBITDA	$(74,617)	$(5,238)	$(74,040)		$21,526
Adjusted EBITDA	$(31,741)	$14,296	$(20,668)		$46,352
Adjusted EBITDA margin	(20.0)%	7.3%	(4.8)%		11.6%
The following are our components of net revenue and results thereof for the three and six months ended June 30, 2022 and 2021:

GoHealth, Inc.	2022 Form 10-Q	26

Commission net revenues	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$118,038	$147,508	$(29,470)	(20.0)%	74.4%	74.9%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$327,677	$321,489	$6,188	1.9%	76.3%	80.2%
The decrease for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to a 13% decline in Medicare Advantage LTV per Approved Submission, which was ultimately driven by lower plan persistency and continued LTV pressure. The decline in Medicare Advantage LTV per Approved Submission was offset by a 115% increase in Medicare Advantage commissionable Approved Submissions in the Medicare—External Segment. The increase for the six months ended June 30, 2022 compared to the prior year period was primarily attributable to a 35% increase in Medicare Advantage commissionable Approved Submissions, offset by a 12% decline in Medicare Advantage LTV per Approved Submission. This decline was mostly driven by lower plan persistency period-over-period.

Enterprise net revenues	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$40,616	$49,394	$(8,778)	(17.8)%	25.6%	25.1%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$101,570	$79,592	$21,978	27.6%	23.7%	19.8%
The decrease for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to a decrease of $18.7 million related to partner marketing and enrollment services, partially offset by a $7.7 million increase in direct partner campaigns in our Medicare—Internal segment. The increase for the six months ended June 30, 2022 compared to the prior year period was primarily attributable to a $19.7 million increase in direct partner campaigns in our Medicare—Internal segment.
The following are our key components of operating expenses and results thereof for the three and six months ended June 30, 2022 and 2021:

Cost of revenue	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$51,074	$37,442	$13,632	36.4%	32.2%	19.0%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$118,997	$85,817	$33,180	38.7%	27.7%	21.4%
The increases for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily attributable to a 118% and 114% increase in commissionable Approved Submissions in the Medicare—External segment, respectively, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

Marketing and advertising expense	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$44,714	$55,735	$(11,021)	(19.8)%	28.2%	28.3%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$128,747	$110,219	$18,528	16.8%	30.0%	27.5%
The decrease for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend as we focus on cash flow optimization. The increase for the six months ended June 30, 2022 compared to the prior year period was primarily driven by $29.5 million and 54.2% incremental marketing and advertising spend in the first quarter of 2022 relative to the prior year period to capitalize on the Medicare Advantage Open Enrollment Period.

GoHealth, Inc.	2022 Form 10-Q	27

Customer care and enrollment	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$66,542	$61,927	$4,615	7.5%	41.9%	31.5%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$144,997	$109,021	$35,976	33.0%	33.8%	27.2%
The increases for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily attributable to increased agent costs associated with higher agent headcount. We hired and onboarded additional agents in the Medicare-Internal segment throughout 2021, particularly in the second and third quarters as we prepared for the annual enrollment period (“AEP”). As we have retained these additional agents, it has resulted in a larger agent base in the first half of 2022.

Technology expense	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$10,749	$11,983	$(1,234)	(10.3)%	6.8%	6.1%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$23,508	$21,600	$1,908	8.8%	5.5%	5.4%
The decrease for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to reduced headcount in our technology support functions during the second quarter of 2022. The increase for the six months ended June 30, 2022 compared to the prior year period was primarily due to the hiring of additional employees throughout 2021 in our technology and data science teams, and the expansion of our business intelligence and analytics staffing in order to support the growth of the Medicare—Internal segment.

General and administrative expense	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	38,106	25,297	$12,809	50.6%	24.0%	12.8%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$67,323	$44,982	$22,341	49.7%	15.7%	11.2%
The increase for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to a $7.8 million increase in share-based compensation expense and $2.8 million in executive severance expense recorded during the three months ended June 30, 2022. Absent these items, the remaining increase was driven by investments in corporate infrastructure, such as legal, human resources, and finance. The increase for the six months ended June 30, 2022 compared to the prior year period was primarily attributable to a $7.7 million increase in share-based compensation expense, a $7.0 million increase in professional and consulting fees, and $2.8 million of executive severance expense. The remaining increase was driven by investments in corporate infrastructure, such as legal, human resources, and finance.

Amortization of intangible assets	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	23,515	23,515	$—	—%	14.8%	11.9%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$47,029	$47,029	$—	—%	11.0%	11.7%
Amortization of intangible assets expense was $23.5 million and $47.0 million for both the three and six months ended June 30, 2022 and 2021, respectively, and relates to the amortization of developed technology and customer relationships.

GoHealth, Inc.	2022 Form 10-Q	28

Operating lease impairment charges	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	24,995	—	$24,995	100.0%	15.8%	—%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$24,995	$—	$24,995	100.0%	5.8%	—%
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $25.0 million operating lease impairment charge for the three and six months ended June 30, 2022, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. The Company continues to evaluate its portfolio of properties, and, therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Loss on extinguishment of debt	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	—	11,935	$(11,935)	(100.0)%	—%	6.1%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$—	$11,935	$(11,935)	(100.0)%	—%	3.0%
Loss on extinguishment of debt was $$11.9 million for the three and six months ended June 30, 2021 and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.

Interest expense	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	12,724	8,277	$4,447	53.7%	8.0%	4.2%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$24,122	$16,965	$7,157	42.2%	10.3%	9.6%
The increases for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily attributable to additional debt outstanding on our Credit Facilities and increased interest rates.

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

GoHealth, Inc.	2022 Form 10-Q	29

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
Non-GAAP Financial Measures	2022	2021	2022	2021
Net revenues	$158,654	$196,902	$429,247	$401,081
Net income (loss)	(113,752)	(39,221)	(150,993)	(46,481)
Interest expense	12,724	8,277	24,122	16,965
Income tax expense (benefit)	—	(32)	472	(63)
Depreciation and amortization expense	26,411	25,738	52,359	51,105
EBITDA	(74,617)	(5,238)	(74,040)	21,526
Operating lease impairment charges (1)	24,995	—	24,995	—
Share-based compensation expense (2)	14,257	7,599	19,412	12,711
Severance costs (3)	3,624	—	5,015	—
Loss on extinguishment of debt (4)	—	11,935	—	11,935
Professional services (5)	—	—	3,950	—
Legal fees (6)	—	—	—	180
Adjusted EBITDA	$(31,741)	$14,296	$(20,668)	$46,352
Adjusted EBITDA Margin	(20.0)%	7.3%	(4.8)%	11.6%
(1)Represents the operating lease impairment charge for the three and six months ended June 30, 2022, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.
(2)Represents non-cash share-based compensation expense relating to equity awards, as well share-based compensation expense relating to liability classified awards that will be settled in cash.
(3)Represents costs associated with the termination of employment and associated fees.
(4)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.
(5)Represents costs associated with non-recurring consulting fees.
(6)Represents non-recurring legal fees unrelated to our core operations.

Adjusted EBITDA	Three months ended Jun. 30,
	2022	2021	$ Change	% Change
	$(31,741)	$14,296	$(46,037)	(322.0)%

	Six months ended Jun. 30,
	2022	2021	$ Change	% Change
	$(20,668)	$46,352	$(67,020)	(144.6)%
The decreases for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily due to period-over-period declines in net revenues in the Medicare—Internal segment, coupled with higher costs associated with a larger agent headcount. Further, the Medicare—External segment experienced growth in net revenue in each period as we expanded our network of external agencies, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

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

GoHealth, Inc.	2022 Form 10-Q	30

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2022	2021	2022	2021
Net revenues:
Medicare—Internal	$103,685	$160,433	$307,530	$317,786
Medicare—External	50,103	31,379	111,589	70,879
IFP and Other—Internal	4,245	3,788	8,445	7,763
IFP and Other—External	621	1,302	1,683	4,653
Net revenues	158,654	196,902	429,247	401,081
Segment profit (loss):
Medicare—Internal	(11,040)	31,257	23,799	77,700
Medicare—External	(5,635)	(1,688)	(13,428)	(2,319)
IFP and Other—Internal	1,582	(800)	2,172	(1,529)
IFP and Other—External	(411)	(57)	(669)	103
Segment profit (loss)	(15,504)	28,712	11,874	73,955
Corporate expense	37,027	24,194	66,199	44,513
Amortization of intangible assets	23,515	23,515	47,029	47,029
Operating lease impairment charges	24,995	—	24,995	—
Loss on extinguishment of debt	—	11,935	—	11,935
Interest expense	12,724	8,277	24,122	16,965
Other (income) expense, net	(13)	44	50	57
Income (loss) before income taxes	$(113,752)	$(39,253)	$(150,521)	$(46,544)

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

Medicare—Internal Net Revenues	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$103,685	$160,433	$(56,748)	(35.4)%	65.5%	81.4%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$307,530	$317,786	$(10,256)	(3.2)%	71.7%	79.2%
The decrease for the three months ended June 30, 2022 compared to the prior year period was primarily attributable to a 23% decrease in commissionable Approved Submissions in the Medicare—Internal segment resulting from our strategic focus on cash flow optimization, which was driven by a 19.8% decline in marketing and advertising expense. The decrease for the six months ended June 30, 2022 compared to the prior year period was primarily driven by our strategic focus on cash flow optimization, partially offset by a $29.5 million and 54.2% incremental marketing and advertising spend in the first quarter of 2022 relative to the prior year period to capitalize on the Medicare Advantage Open Enrollment Period.

Medicare—Internal Segment Profit (Loss)	Three months ended Jun. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(11,040)	$31,257	$(42,297)	(135.3)%	71.2%	108.9%

	Six months ended Jun. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$23,799	$77,700	$(53,901)	(69.4)%	NM	NM
NM = Not meaningful

The decreases for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily due to (i) our strategic focus on cash flow optimization, which contributed to a 35% and 3.2% decrease in net revenue, respectively, and (ii) increased agent costs associated with higher agent headcount. We hired and onboarded additional agents in the Medicare-

GoHealth, Inc.	2022 Form 10-Q	31

Internal segment throughout 2021, particularly in the second and third quarters as we prepared for AEP, resulting in a larger agent base heading into 2022.

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

Medicare—External Net Revenues	Three months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$50,103	$31,379	$18,724	59.7%	31.6%	15.9%

	Six months ended Jun. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$111,589	$70,879	$40,710	57.4%	26.0%	17.7%
The increases for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily attributable to a 118% and 114% increase in commissionable Approved Submissions in the Medicare—External segment, respectively, due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Medicare—External Segment Profit (Loss)	Three months ended Jun. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(5,635)	$(1,688)	$(3,947)	NM	NM	NM

	Six months ended Jun. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(13,428)	$(2,319)	$(11,109)	NM	NM	NM
NM = Not meaningful
The increases in loss for both the three and six months ended June 30, 2022 compared to the prior year periods were primarily attributable to an increase in the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

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

GoHealth, Inc.	2022 Form 10-Q	32

	Three months ended Jun. 30,				% of Net Revenues
Net Revenues	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$4,245	$3,788	$457	12%	2.7%	1.9%
IFP and Other—External	621	1,302	(681)	(52)%	0.4%	0.7%

	Six months ended Jun. 30,				% of Net Revenues
Net Revenues	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$8,445	$7,763	$682	9%	2.0%	1.9%
IFP and Other—External	1,683	4,653	$(2,970)	(64)%	0.4%	1.2%
For the IFP and Other—Internal segment, the increases were driven by a change in product mix sold. For the IFP and Other—External segment, the decreases was primarily driven by a strategic shift towards higher margin Medicare products.

	Three months ended Jun. 30,				% of Segment Profit (Loss)
Segment Profit (Loss)	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$1,582	$(800)	$2,382	NM	NM	NM
IFP and Other—External	(411)	(57)	(354)	621%	NM	NM

	Six months ended Jun. 30,				% of Segment Profit (Loss)
Segment Profit (Loss)	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$2,172	$(1,529)	$3,701	NM	NM	NM
IFP and Other—External	(669)	103	$(772)	(750)%	NM	NM
NM = Not meaningful
For the IFP and Other—Internal segment, the increases were attributable to a reduction in operating costs driven by less investment in this segment, as we have implemented an overall strategic shift towards higher margin Medicare products. For the IFP and Other—External segment, the decreases was primarily driven by a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.

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
The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

GoHealth, Inc.	2022 Form 10-Q	33

	Three months ended Jun. 30,		Six months ended Jun. 30,
Submitted Policies	2022	2021	2022	2021
Commissionable
MA	167,507	153,163	453,616	326,037
MS	194	1,022	696	2,126
PDP	4,935	2,374	11,460	4,967
Medicare commissionable Submitted Policies	172,636	156,559	465,772	333,130
Non-commissionable
MA	2,750	3,232	7,237	9,171
MS	1,794	2,042	3,985	3,692
PDP	731	791	1,560	1,676
Medicare non-commissionable Submitted Policies	5,275	6,065	12,782	14,539
Total Submitted Policies
MA	170,257	156,395	460,853	335,208
MS	1,988	3,064	4,681	5,818
PDP	5,666	3,165	13,020	6,643
Total Medicare commissionable and non-commissionable Submitted Policies	177,911	162,624	478,554	347,669
The increases in the Medicare commissionable Submitted Policies for the three and six months ended June 30, 2022 compared to the prior year periods were attributable to an increase in agent headcount, driven by the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for AEP, resulting in a larger agent base heading into 2022.
IFP and Other Segments
Total Submitted Policies for the IFP and Other segments were 3,861, 13,066, 16,498, and 33,322 for the three and six months ended June 30, 2022 and 2021, respectively. The decreases were due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of the IFP and Other segments.

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

GoHealth, Inc.	2022 Form 10-Q	34

	Three months ended Jun. 30,		Six months ended Jun. 30,
Approved Submissions	2022	2021	2022	2021
Medicare-Internal
MA	93,585	121,299	282,513	250,185
MS	64	268	218	519
PDP	1,874	2,033	4,873	4,317
Medicare-Internal commissionable Approved Submissions	95,523	123,600	287,604	255,021
Medicare-External
MA	67,495	31,450	155,443	73,691
MS	49	665	265	1,396
PDP	2,939	236	6,113	525
Medicare-External commissionable Approved Submissions	70,483	32,351	161,821	75,612
Total commissionable Approved Submissions
MA	161,080	152,749	437,956	323,876
MS	113	933	483	1,915
PDP	4,813	2,269	10,986	4,842
Total Medicare commissionable Approved Submissions	166,006	155,951	449,425	330,633
The decrease in Medicare—Internal commissionable Approved Submissions for the three months ended June 30, 2022 was attributable to a decrease in opportunities resulting from our strategic focus on cash flow optimization, which was driven by a 19.8% decline in marketing and advertising expense.. The increase in Medicare—Internal commissionable Approved Submissions for the six months ended June 30, 2022 was attributable to an increase in agent headcount, driven by the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for AEP, resulting in a larger agent base heading into 2022.
The increases in Medicare—External commissionable Approved Submissions for the three and six months ended June 30, 2022 were attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.

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
The following table presents the LTV per Approved Submission by product for the Medicare segments for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
LTV Per Approved Submission	2022	2021	2022	2021
MA	$739	$850	$750	$853
MS	805	846	834	821
PDP	203	215	203	215
The decreases in LTV Per Approved Submission for Medicare Advantage for the three and six months ended June 30, 2022 were primarily attributable to an increase in consumer shopping, resulting in lower persistency and an increased constraint added to the LTV for the three and six months ended June 30, 2022.
The changes in LTV Per Approved Submission for Medicare Supplement and prescription drug plans for the three and six months ended June 30, 2022 were primarily due to changes in carrier mix and an increased constraint added to the LTVs.

GoHealth, Inc.	2022 Form 10-Q	35

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
The following are our LTV/CACs as well as our CACs, for our Medicare—Internal segment for the three and six months ended June 30, 2022 and 2021:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2022	2021	2022	2021
LTV/CAC	1.0x	1.4x	1.3x	1.5x
CAC	$67.9	$72.1	$168.0	$145.7
The decrease in LTV/CAC for the three months ended June 30, 2022 was primarily due to decreases in revenue resulting from our strategic focus on cash flow optimization which was driven by a 19.8% decline in marketing and advertising expense. This was offset by higher cost of revenue and customer care and enrollment costs due to increases in commissionable Approved Submissions in the Medicare—External segment and higher costs associated with a larger agent headcount, respectively. The decrease in LTV/CAC for the six months ended June 30, 2022 was primarily due to the increase in agent headcount driven by the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for AEP, and an increase in marketing costs to generate a greater number of prospects for a larger agent workforce, which drove a 13% increase in commissionable Approved Submissions within the Medicare—Internal segment.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At June 30, 2022, cash and cash equivalents totaled $76.2 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of June 30, 2022, the Company had $155.0 million outstanding under the Revolving Credit Facilities and had a remaining capacity of $45.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended Jun. 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$6,377	$(32,250)
Net cash used in investing activities	(9,658)	(7,909)
Net cash (used in) provided by financing activities	(4,463)	8,888
Operating Activities

GoHealth, Inc.	2022 Form 10-Q	36

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; amortization of debt discount and issuance costs; operating lease impairment charges; loss on extinguishment of debt; noncash lease expense; and the effect of changes in working capital and other activities.
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
Net cash provided by operating activities was $6.4 million for the six months ended June 30, 2022, compared to cash used in operating activities of $32.3 million for the six months ended June 30, 2021. The $38.6 million increase is primarily driven by a decrease in commissions receivable of $165.6 million, a decrease in prepaid expenses and other current assets of $51.6 million, and an increase in other liabilities of $9.4 million, partially offset by an increase in net loss of $104.5 million, a decrease in accounts payable of $32.0 million, a decrease in commissions payable of $31.0 million, a decrease in accrued liabilities of $23.9 million, an increase in accounts receivable of $18.4 million, and other adjustments for non-cash items of $21.9 million.
Investing Activities
Net cash used in investing activities increased to $9.7 million for the six months ended June 30, 2022, from $7.9 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in capitalized internal-use software related to new technology, software, and systems and purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $4.5 million for the six months ended June 30, 2022, from $8.9 million cash provided by financing activities for the six months ended June 30, 2021. The change was primarily due to the net cash inflows during the six months ended June 30, 2021 resulting from the refinancing on our Initial Term Loan and the collection of the short-term advancement to NVX Holdings. No such events occurred during the six months ended June 30, 2022.
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
As of June 30, 2022, the Company had a principal amount of $114.4 million, $306.9 million, and $99.5 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans,

GoHealth, Inc.	2022 Form 10-Q	37

respectively. The Incremental Term Loan Facility effective interest rate was 7.5% at both June 30, 2022 and December 31, 2021. The 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rates were 7.5% and 7.7% at June 30, 2022, respectively. The 2021 Incremental Term Loan and the 2021-2 Incremental Term Loan effective interest rate was 6.0% at December 31, 2021.
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
On August 12, 2022, the Company entered into Amendment No. 8 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 8”). Amendment No. 8 provided that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 8 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for future reporting periods from December 31, 2022 through June 30, 2023.
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
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of both June 30, 2022 and December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of June 30, 2022. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates were 8.1% and 5.6% at June 30, 2022, respectively, and 7.5% and 5.0% at December 31, 2021, respectively.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
Recent Accounting Pronouncements

GoHealth, Inc.	2022 Form 10-Q	38

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Part 1, Note 1, “Description Of Business And Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2021 Form 10-K. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K, with the exception of our policy to test goodwill for impairment on an annual basis in the fourth quarter of each year, on November 30th, or whenever events or changes in circumstances indicate that the goodwill may be impaired. This change was driven by the annual goodwill impairment test conducted as of November 30, 2021, which resulted in the Company recognizing goodwill impairment charges of $386.6 million in the fourth quarter of 2021, representing the full amount of goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a smaller reporting company, we are not required to include disclosure under this item.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial

GoHealth, Inc.	2022 Form 10-Q	39

officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2022, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We will be implementing process and control improvements to address the above material weakness that include, but are not limited to: i) establishing specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of commission revenue and the contemporaneous documentation of such reviews, ii) providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required, and iii) investing in our corporate infrastructure to ensure adequate technology and resources to support our financial reporting process and internal control framework. During the second quarter of 2022, the Company hired a Chief Actuarial Officer who will be partnering with our data scientists, to bring additional experience and oversight of commissions revenue and its related process and controls.

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

Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2022 Form 10-Q	40

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

GoHealth, Inc.	2022 Form 10-Q	41

controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

As described in Item 9A “Controls and Procedures” of our 2021 Form 10-K, and Item 4 in this Quarterly Report on Form 10-Q, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and June 30, 2022, and that we had, as of such dates, a material weakness in our internal control over financial reporting related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A of our 2021 Form 10-K did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

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

GoHealth, Inc.	2022 Form 10-Q	42

amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives.

We are pursuing initiatives to reduce costs, increase effectiveness, and optimize cash flow. As part of those initiatives, in August 2022, we began the implementation of a reduction in force that will reduce the number of our employees by approximately 24%. The workforce reduction may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our business, financial condition and results of operations. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. Going forward, we also intend to focus our efforts on a reduction in infrastructure costs, including with respect to our technology platform and underlying network infrastructures, which may have a negative impact on our business. We may not realize all of the anticipated cost savings or other benefits from such initiatives and the initiatives may have other effects, such as a reduction in revenue. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation of the initiatives may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business, financial condition or results of operations.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.
With the exception of the risk factors noted above, there have been no material changes to the risk factors set forth in our 2021 Form 10-K. Before investing in our Class A common stock, we recommend that investors carefully consider the risks described in the 2021 Form 10-K filed with the SEC, including those under the heading “Item 1A. Risk Factors.” Realization of any of these risks could have a material adverse effect on our financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

GoHealth, Inc.	2022 Form 10-Q	43

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vijay Kotte					*
10.2#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Jason Schulz					*
10.3#	Amended and Restated Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton Jones					*
10.4#	Separation Agreement, dated June 3, 2022, by and among GoHealth Inc., GoHealth Holdings, LLC, and Brandon Cruz					*
10.5#	Separation and and General Release Agreement, dated June 6, 2022, by and between James Sharman and Norvax, LLC					*
10.6#	GoHealth, Inc. Non-Employee Director Compensation Policy.					*
10.7	Incentive Award Plan Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement	S-8	333-239287	99.4	6/6/2022
10.8	First Amendment to the GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.6	6/6/2022
10.9	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement	S-8	333-239287	99.7	6/6/2022
10.10	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	S-8	333-239287	99.8	6/6/2022
10.11	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022
10.12	Amendment No. 8 to the Credit Agreement, dated as of August 12, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	8/15/2022
10.13#	Amended and Restated Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brandon Cruz.	10-Q	001-39390	10.2	5/10/2022
10.14#	Employment Agreement, dated June 3, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brian Farley.	10-Q	001-39390	10.3	5/10/2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

GoHealth, Inc.	2022 Form 10-Q	44

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2022 Form 10-Q	45

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	August 15, 2022	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Jason Schulz
Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2022 Form 10-Q	46