Form 10-Q
period 2022-09-30
GoHealth, Inc.
filed 2022-11-14
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, the registrant had 133,357,057 shares of Class A common stock, $0.0001 par value per share, outstanding and 195,857,485 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures and debt service obligations, are forward-looking statements.
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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to the following: the marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines; our business may be harmed if we lose our relationships with carriers or if our relationships with carriers change; our failure to grow our customer base or retain our existing customers; carriers may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform; factors that impact our estimate of LTV (as defined below) may be adversely impacted; our management and independent auditors have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements; the potential delisting of our common stock from the Nasdaq Global Market (“NASDAQ”); volatility in general economic conditions, including inflation, interest rates, and other commodity prices and exchange rates may impact our financial position and performance; we currently depend on a small group of carriers for a substantial portion of our revenue; information technology system failures could interrupt our operations; our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents; operating and growing our business may require additional capital; whether our Encompass solution will achieve anticipated benefits; our strategic focus on cash flow optimization may lead to decreased revenue or otherwise adversely affect our business; we may lose key employees or fail to attract qualified employees; our operations may be adversely impacted by a reduction in employee headcount or other similar actions; the Founders (as defined below) and Centerbridge (as defined below) have significant influence over us, including control over decisions that require the approval of stockholders; and other important factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.
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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2022	2021	2022	2021
Net revenues:
Commission	$87,058	$174,948	$414,735	$496,437
Enterprise	45,994	36,786	147,564	116,378
Net revenues	133,052	211,734	562,299	612,815
Operating expenses:
Cost of revenue	48,044	53,632	167,041	139,449
Marketing and advertising	22,661	59,511	151,408	169,730
Customer care and enrollment	51,153	86,775	196,150	195,796
Technology	11,061	11,651	34,569	33,251
General and administrative	25,611	24,295	90,859	69,277
Amortization of intangible assets	23,514	23,514	70,543	70,543
Operating lease impairment charges	350	1,062	25,345	1,062
Restructuring and other related charges	9,797	—	11,872	—
Total operating expenses	192,191	260,440	747,787	679,108
Income (loss) from operations	(59,139)	(48,706)	(185,488)	(66,293)
Interest expense	15,630	6,921	39,752	23,886
Loss on extinguishment of debt	—	—	—	11,935
Other (income) expense, net	(115)	(30)	(65)	27
Income (loss) before income taxes	(74,654)	(55,597)	(225,175)	(102,141)
Income tax (benefit) expense	—	(79)	472	(142)
Net income (loss)	(74,654)	(55,518)	(225,647)	(101,999)
Net income (loss) attributable to non-controlling interests	(44,649)	(35,278)	(138,340)	(67,668)
Net income (loss) attributable to GoHealth, Inc.	$(30,005)	$(20,240)	$(87,307)	$(34,331)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(0.23)	$(0.18)	$(0.70)	$(0.33)
Weighted-average shares of Class A common stock outstanding — basic and diluted	132,378	113,938	124,401	102,939
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GoHealth, Inc.	2022 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2022	2021	2022	2021
Net income (loss)	$(74,654)	$(55,518)	$(225,647)	$(101,999)
Other comprehensive income (loss):
Foreign currency translation adjustments	156	31	(306)	(68)
Comprehensive income (loss)	(74,498)	(55,487)	(225,953)	(102,067)
Comprehensive income (loss) attributable to non-controlling interests	(44,556)	(35,256)	(138,534)	(67,715)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(29,942)	$(20,231)	$(87,419)	$(34,352)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Sep. 30, 2022	Dec. 31, 2021
Assets
Current assets:
Cash and cash equivalents	$215,403	$84,361
Accounts receivable, net of allowance for doubtful accounts of $271 in 2022 and $558 in 2021	4,835	17,276
Commissions receivable - current	217,937	268,663
Prepaid expense and other current assets	29,972	58,695
Total current assets	468,147	428,995
Commissions receivable - non-current	959,105	993,844
Operating lease ROU asset	21,436	23,462
Other long-term assets	1,932	3,608
Property, equipment, and capitalized software, net	26,930	24,273
Intangible assets, net	524,126	594,669
Total assets	$2,001,676	$2,068,851
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,370	$39,843
Accrued liabilities	32,316	52,788
Commissions payable - current	69,501	104,160
Short-term operating lease liability	9,381	6,126
Deferred revenue	114,181	536
Current portion of long-term debt	5,270	5,270
Other current liabilities	15,402	8,344
Total current liabilities	255,421	217,067
Non-current liabilities:
Commissions payable - non-current	305,909	274,403
Long-term operating lease liability	38,671	19,776
Long-term debt, net of current portion	660,387	665,115
Other non-current liabilities	3,624	—
Total non-current liabilities	1,008,591	959,294
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding at September 30, 2022. No shares issued and outstanding as of December 31, 2021. Liquidation preference of $50.1 million at September 30, 2022.	48,426	—
Series A-1 redeemable convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 133,462 and 115,487 shares issued; 133,271 and 115,487 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	13	11
Class B common stock – $0.0001 par value; 578,192 and 587,360 shares authorized; 196,184 and 205,352 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	20	21
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 redeemable convertible preferred stock authorized); 50 shares issued and outstanding at September 30, 2022 and no shares issued and outstanding at December 31, 2021.	—	—
Treasury stock – at cost; 191 shares of Class A common stock at September 30, 2022	(345)	—
Additional paid-in capital	621,118	561,447
Accumulated other comprehensive income (loss)	(171)	(59)
Accumulated deficit	(295,691)	(208,317)
Total stockholders’ equity attributable to GoHealth, Inc.	324,944	353,103
Non-controlling interests	364,294	539,387
Total stockholders’ equity	689,238	892,490
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$2,001,676	$2,068,851
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Sep. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jul. 1, 2022	131,965	$13	197,547	$20	(189)	$(344)	$612,627	$(265,619)	$(234)	$411,858	$758,321
Net loss								(30,005)		(44,649)	(74,654)
Issuance of Class A common shares related to share-based compensation plans	283	—					—				—
Share-based compensation expense							5,483				5,483
Foreign currency translation adjustment									63	93	156
Class A common shares repurchased for employee tax withholdings					(2)	(1)					(1)
Dividends accrued on redeemable convertible preferred stock								(67)			(67)
Forfeitures of Time-Vesting Units			(149)	—							—
Redemption of LLC Interests	1,214	—	(1,214)	—			3,008			(3,008)	—
Balance at Sep. 30, 2022	133,462	$13	196,184	$20	(191)	$(345)	$621,118	$(295,691)	$(171)	$364,294	$689,238

	Three months ended Sep. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jul. 1, 2021	105,318	$10	215,495	$22	$503,689	$(33,051)	$(13)	$894,503	$1,365,160
Net loss						(20,240)		(35,278)	(55,518)
Issuance of Class A common shares related to share-based compensation plans	20	—			—				—
Share-based compensation expense					7,389				7,389
Foreign currency translation adjustment							9	22	31
Forfeitures of Time-Vesting Units			(125)	—					—
Redemption of LLC Interests	9,375	1	(9,375)	(1)	39,356			(39,356)	—
Balance at Sep. 30, 2021	114,713	$11	205,995	$21	550,434	$(53,291)	$(4)	$819,891	$1,317,062
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Nine months ended Sep. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2022	115,487	$11	205,352	$21	—	$—	$561,447	$(208,317)	$(59)	$539,387	$892,490
Net loss								(87,307)		(138,340)	(225,647)
Issuance of Class A common shares related to share-based compensation plans	9,223	1					336				337
Share-based compensation expense							22,776				22,776
Foreign currency translation adjustment									(112)	(194)	(306)
Class A common shares repurchased for employee tax withholdings					(191)	(345)					(345)
Dividends accrued on redeemable convertible preferred stock								(67)			(67)
Forfeitures of Time-Vesting Units			(416)	—							—
Redemption of LLC Interests	8,752	1	(8,752)	(1)			36,559			(36,559)	—
Balance at Sep. 30, 2022	133,462	$13	196,184	$20	(191)	$(345)	$621,118	$(295,691)	$(171)	$364,294	$689,238

	Nine months ended Sep. 30, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2021	84,196	$8	236,997	$24	$399,169	$(18,802)	$17	$1,018,739	$1,399,155
Cumulative impact of Topic 842						(17)		(46)	(63)
Cumulative impact of Topic 326						(141)		(398)	(539)
Net income (loss)						(34,331)		(67,668)	(101,999)
Issuance of Class A common shares related to share-based compensation plans	94	—			476				476
Share-based compensation expense					20,100				20,100
Foreign currency translation adjustment							(21)	(47)	(68)
Forfeitures of Time-Vesting Units			(579)	—					—
Redemption of LLC Interests	30,423	3	(30,423)	(3)	130,689			(130,689)	—
Balance at Sep. 30, 2021	114,713	$11	205,995	$21	$550,434	$(53,291)	$(4)	$819,891	$1,317,062
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended Sep. 30,
	2022	2021
Operating Activities
Net loss	$(225,647)	$(101,999)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	22,776	20,100
Depreciation and amortization	9,881	6,632
Amortization of intangible assets	70,543	70,543
Amortization of debt discount and issuance costs	2,163	1,696
Loss on extinguishment of debt	—	11,935
Operating lease impairment charges	25,345	1,062
Non-cash restructuring charges	976	—
Non-cash lease expense	4,064	3,765
Other non-cash items	(517)	(607)
Changes in assets and liabilities:
Accounts receivable	12,852	6,173
Commissions receivable	85,522	(160,982)
Prepaid expenses and other assets	29,608	10,471
Accounts payable	(30,573)	18,298
Accrued liabilities	(20,818)	5,693
Deferred revenue	113,645	(175)
Commissions payable	(3,153)	36,233
Operating lease liabilities	(5,885)	(3,678)
Other liabilities	11,121	2,421
Net cash provided by (used in) operating activities	101,903	(72,419)
Investing Activities
Purchases of property, equipment and software	(12,096)	(19,269)
Net cash used in investing activities	(12,096)	(19,269)
Financing Activities
Proceeds from sale of Series A redeemable convertible preferred stock	50,000	—
Issuance cost payments from issuance of Series A redeemable convertible preferred stock	(1,641)	—
Proceeds from borrowings	—	335,000
Repayment of borrowings	(3,953)	(297,903)
Call premium paid for debt extinguishment	—	(5,910)
Debt issuance cost payments	(2,763)	(1,608)
Principal payments under finance lease obligations	(103)	(231)
Cash received on advancement to NVX Holdings, Inc.	—	3,395
Net cash (used in) provided by financing activities	41,540	32,743
Effect of exchange rate changes on cash and cash equivalents	(305)	(68)
Increase (decrease) in cash and cash equivalents	131,042	(59,013)
Cash and cash equivalents at beginning of period	84,361	144,234
Cash and cash equivalents at end of period	$215,403	$85,221
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$100	$2,734
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-Q	9

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve access to healthcare in America. The Company works with insurance carriers to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s insurance agents leverage the power of its vertically integrated customer acquisition platform to enroll members in Medicare and individual and family plans. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth”), a wholly owned subsidiary of the Company that was founded in 2008.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. Effective on December 31, 2021, we lost our emerging growth company ("EGC") status, which accelerated the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases and ASU 2019-11, Financial Instruments – Credit Losses. As a result, we recast our previously reported consolidated financial statements effective January 1, 2021 to reflect the adoption of these standards. Other than redeemable convertible preferred stock and restructuring charges, as described further in Note 5. “Stockholders' Equity” and Note 14. “Restructuring Costs”, respectively, there have been no material changes to the Company’s significant accounting policies as discussed in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed

GoHealth, Inc.	2022 Form 10-Q	10

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. The Company adopted the new guidance effective January 1, 2021. The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company applied the package of practical expedients upon adoption. As a result of adopting this standard, on January 1, 2021, the Company recorded lease liabilities of $29.3 million, right-of-use assets of $28.0 million, and an immaterial cumulative catch-up adjustment to opening equity. The adoption of this new standard did not have a material impact on the Company’s consolidated statements of operations, comprehensive income (loss), or cash flows. The Company has included expanded disclosures on the condensed consolidated balance sheets and in Note 10. “Leases”.

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

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The Company adopted ASU 2020-06 on January 1, 2022, and the adoption did not have an impact on our consolidated statements of operations, comprehensive income (loss), or cash flows.
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

GoHealth, Inc.	2022 Form 10-Q	11

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 Inputs	Unobservable inputs for the asset or liability.
Fair Value Measurements
The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of debt approximates fair value due to the variable nature of interest rates.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $0.4 million and $25.3 million operating lease impairment charges for the three and nine months ended September 30, 2022, respectively. The Company recorded an operating lease impairment charge of $1.1 million for the three and nine months ended September 30, 2021. The operating lease impairment charge reduces the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy. A 5% increase or decrease to the market rent per square foot input would increase or decrease the estimated fair value and resulting impairment charge by approximately $1.0 million.
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
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

GoHealth, Inc.	2022 Form 10-Q	12

	Sep. 30, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$216,114	$279,886
Customer relationships	232,000	70,760	161,240
Total intangible assets subject to amortization	$728,000	$286,874	$441,126
Indefinite-lived trade names			83,000
Total intangible assets			$524,126

	Dec. 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$162,971	$333,029
Customer relationships	232,000	53,360	178,640
Total intangible assets subject to amortization	$728,000	$216,331	$511,669
Indefinite-lived trade names			83,000
Total intangible assets			$594,669
There was no impairment of intangible assets for the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2022	$17,715	$5,800	$23,515
2023	70,857	23,200	94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
Thereafter	—	62,640	62,640
Total	$279,886	$161,240	$441,126
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Sep. 30, 2022	Dec. 31, 2021
Term Loan Facilities	$519,450	$523,403
Revolving Credit Facilities	155,000	155,000
Less: Unamortized debt discount and issuance costs	(8,793)	(8,018)
Total debt	$665,657	$670,385
Less: Current portion of long-term debt	(5,270)	(5,270)
Total long-term debt	$660,387	$665,115
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

GoHealth, Inc.	2022 Form 10-Q	13

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
On August 12, 2022, the Company entered into Amendment No. 8 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 8”). Amendment No. 8 provided that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 8 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for future reporting periods from December 31, 2022 through June 30, 2023. The Company incurred $1.0 million of debt issuance costs associated with Amendment No. 8, which are being amortized over the life of the debt to interest expense using the effective interest method.
On November 9, 2022, the Company entered into Amendment No. 9 to the Credit Agreement (“Amendment No. 9”). Amendment No. 9 provided that the Incremental Term Loan, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 9 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for the September 30, 2023 reporting period.
Borrowings under the Incremental Term Loan Facility are, at the option of the Borrower, either (i) ABR plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum.
The Company collectively refers to the Initial Term Loan, Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of September 30, 2022, the Company had a principal amount of $114.1 million, $306.1 million, and $99.3 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million, $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 8.8% at September 30, 2022 and 7.5% at December 31, 2021. The 2021 Incremental Term Loan and the 2021-2 Incremental Term Loan effective interest rates were both 9.8% at September 30, 2022. Both the 2021 Incremental Term Loan and the 2021-2 Incremental Term Loan effective interest rates were 6.0% at December 31, 2021.
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

GoHealth, Inc.	2022 Form 10-Q	14

Borrowings under the Class A Revolving Commitments bear interest at either ABR plus 5.50% per annum or LIBOR plus 6.50% per annum. Borrowings under the Class B Revolving Commitments bear interest at either ABR plus 3.00% per annum or LIBOR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of both September 30, 2022 and December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of September 30, 2022. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities weighted-average effective interest rates were 9.6% and 7.1% at September 30, 2022, respectively, and 7.5% and 5.0% at December 31, 2021, respectively. Subsequent to September 30, 2022, the Company paid $110.0 million of its outstanding obligations under the Revolving Credit Facilities.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of September 30, 2022.
5. STOCKHOLDERS' EQUITY
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2022 were 59.8% and 61.7%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2021 were 64.5% and 67.9%, respectively.

GoHealth, Inc.	2022 Form 10-Q	15

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
Redeemable Convertible Preferred Stock
On September 23, 2022 (the “Closing Date”), the Company issued 50 shares of the Company’s Series A Convertible Perpetual Preferred Stock (the “Issuance”), par value $0.0001 per share (the “Series A redeemable convertible preferred stock”), to Anthem Insurance Companies, Inc. and GH 22 Holdings, Inc. (the “Purchasers”) for an aggregate purchase price of $50.0 million, at $1,000 per share of the Series A redeemable convertible preferred stock.
The Company is authorized to issue 20,000 shares of preferred stock with a par value of $0.0001 per share as of both September 30, 2022 and December 31, 2021, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50 shares under the Series A redeemable convertible preferred stock and 200 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 redeemable convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 redeemable convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and nine months ended September 30, 2022, the Company accrued $0.1 million of dividends, which are included within temporary equity on the Condensed Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price (initially $0.64 and subject to adjustment based on certain changes to the Company’s Class A common stock, including a reverse stock split) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 redeemable convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 redeemable convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
The terms of the Series A and A-1 redeemable convertible preferred stock contain certain anti-dilution adjustments.Subject to certain conditions, at any time after the third anniversary of the Closing Date, if the volume weighted average price per share of Class A common stock on Nasdaq is equal to or greater than 150% of the then-applicable conversion price for each of at least twenty (20) trading days, whether or not consecutive, in any period of thirty (30) consecutive trading days ending on and including the trading day immediately before the Company provides the holders with notice of its election to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 redeemable convertible preferred stock (at the election of the holder), the Company may elect to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 redeemable convertible preferred stock .
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares of Series A-1 redeemable convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will be entitled, out of assets legally available therefor, and subject to the rights of the holders of any senior stock (including the Series A redeemable convertible preferred stock) or parity stock (including the common stock) and the rights of the Company’s existing and future creditors, to receive an aggregate amount per share equal to 1,000 (as may be adjusted) times the aggregate amount to be distributed per share to holders of shares of Class A common stock. Each holder of a whole share of Series A-1 redeemable convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) shall be entitled to receive when, as and if declared by the Company’s board of directors out of funds legally available for the purpose, an amount per share equal to 1,000 (as may be adjusted) times the aggregate per share amount of all cash dividends, and 1,000 (as may be adjusted) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Class A common stock or a subdivision of the outstanding shares of Class A common stock (by reclassification or otherwise), declared on each share of Class A common stock since the first issuance of any share of Series A-1 redeemable convertible preferred stock. Each holder of Series A-1 redeemable convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will have the right, at such holder’s option, to convert in full each share of such holder’s Series A-1 redeemable convertible preferred stock at such time into

GoHealth, Inc.	2022 Form 10-Q	16

the number of shares of Class A common stock based upon a conversion ratio of 1,000 shares of Class A common stock for each share of Series A-1 redeemable convertible preferred stock (such ratio being subject to adjustment).
Under the Certificate of Designations, holders of the Series A redeemable convertible preferred stock are entitled to vote with the holders of the Class A common stock on an as-converted basis on all matters submitted to a vote of the holders of the Class A common stock. Notwithstanding the foregoing: (1) the lead Purchaser’s voting rights shall not exceed 9.99% of the voting rights associated with the issued and outstanding shares of capital stock of the Company at any time; and (2) the voting rights of the Purchasers holding Series A redeemable convertible preferred stock, voting on an as-converted basis with the holders of the Class A common stock and the holders of any other class or series of capital stock of the Company then entitled to vote, shall be capped at the maximum amount that would not result in requiring shareholder approval for the exercise of such voting rights pursuant to the rules of Nasdaq. The Series A-1 redeemable convertible preferred stock is not entitled to vote with the Class A common stock on matters submitted to a vote of the holders of the Class A common stock and will have no voting rights except as required by applicable law.
In addition, holders of the Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that materially, adversely and disproportionately affect the Series A redeemable convertible preferred stock, authorizations or issuances by the Company of securities that are senior to or pari passu with the Series A redeemable convertible preferred stock and issuing any debt security (for the avoidance of doubt, excluding any draws under the Company’s Existing Credit Agreement referenced in the Certificate of Designations), if the Company’s Consolidated Total Net Debt (as defined in the Certificate of Designations) following such action would exceed four times the Company’s Consolidated EBITDA (as defined in the Certificate of Designations) for the Company’s most recently completed four consecutive fiscal quarters.
At any time following the fifth anniversary of the Closing Date, the Company may redeem the Series A redeemable convertible preferred stock, in whole or in part, for a per share amount in cash equal to the liquidation preference (reflecting increases for compounded dividends) thereof plus all accrued dividends as of the applicable redemption date. Upon certain change of control events involving the Company, (i) a holder of the Series A redeemable convertible preferred stock may, so long as such payment would not otherwise result in a breach of, or event of default under, then-existing credit agreements, indentures or other financing arrangements, require the Company to purchase and (ii) subject to a holder’s right to convert its shares of Series A redeemable convertible preferred stock into Class A common stock or Series A-1 redeemable convertible preferred stock at the then-current conversion price, the Company may elect to purchase, all or a portion of such holder’s shares of Series A redeemable convertible preferred stock that have not been so converted, in each case at a purchase price per share of Series A redeemable convertible preferred stock, payable in cash, equal to (A) if the change of control effective date occurs at any time prior to the fifth anniversary of the Closing Date, 160% of a purchaser’s original investment amount and (B) if the change of control effective date occurs on or after the fifth anniversary of the Closing Date, the liquidation preference (reflecting increases for compounded dividends) of such share of Series A redeemable convertible preferred stock plus the accrued dividends in respect of such share of Series A redeemable convertible preferred stock as of the change of control purchase date.
The Purchasers have entered into a customary registration rights agreement (the “Registration Rights Agreement”) with respect to shares of Class A common stock held by the Purchasers issued upon any future conversion of the Series A redeemable convertible preferred stock or Series A-1 redeemable convertible preferred stock.
In connection with the Issuance, the Company, as the managing member of GoHealth Holdings, LLC (the “LLC”), caused the LLC (i) to issue to the Company, in exchange for the proceeds from the Issuance, Series A preferred units (the “Preferred Units”) and (ii) to authorize another series of preferred units (the “Series A-1 Preferred Units”), in each case having an aggregate liquidation preference and having terms substantially economically equivalent to the aggregate liquidation preference and the economic terms of the Series A redeemable convertible preferred stock and the Series A-1 redeemable convertible preferred stock, respectively, and entered into Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC (“Amendment No. 2”) to effectuate the same.

The Company classifies the Series A redeemable convertible preferred stock and Series A-1 redeemable convertible preferred stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within the Company’s control. The Company does not remeasure the redeemable convertible preferred stock because it is not currently redeemable and not probable of becoming redeemable. The redeemable convertible preferred stock was recorded at fair value upon issuance, net of issuance costs of $1.6 million.

Reverse Stock Split

On October 24, 2022, the Company held a special meeting of stockholders to adopt and approve an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our outstanding shares of Class A common stock and Class B common stock, at a reverse stock split ratio of 1-for-5 through 1-for-15, as determined by our Board of Directors at a later date. On November 10, 2022, the Board of Directors approved a resolution to effect a reverse stock split such that every holder of Class A common stock and Class B common stock (together, “Common Stock”) shall receive one share of the respective class of stock for every fifteen shares of Common Stock held (the “Reverse Stock Split”). In connection with the issuance of the Series A redeemable convertible preferred stock, the conversion will be automatically adjusted to account for the

GoHealth, Inc.	2022 Form 10-Q	17

Reverse Stock Split for such shares. The Company intends for the Reverse Stock Split to become effective on or about November 17, 2022.

6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022	2021
Marketing and advertising	$556	$698	$1,212	$1,462
Customer care and enrollment	738	957	1,993	2,796
Technology	884	910	2,493	2,791
General and administrative	4,277	4,824	20,170	13,051
Total share-based compensation expense	$6,456	$7,389	$25,868	$20,100
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
During 2021, the Company granted to certain of its employees 489 shares of Class A common stock issuable pursuant to PSUs. The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a predefined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant-date fair value of the PSUs was $22.17. The Company recognizes the grant-date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period.
For the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense related to PSUs of $0.2 million and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense related to PSUs of $0.8 million and $2.2 million, respectively.
2020 Employee Stock Purchase Plan

GoHealth, Inc.	2022 Form 10-Q	18

On July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which became effective on the same date. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. During the nine months ended September 30, 2022, the Company issued 662 shares of Class A common stock through the 2020 ESPP. During the nine months ended September 30, 2021, the Company issued 50 shares of Class A common stock through the 2020 ESPP.
For the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense related to the 2020 ESPP of $0.1 million and $0.3 million, respectively.
Stock Appreciation Rights
On June 6, 2022, the Founders were each granted two stock appreciation rights ("SARs") under the 2020 Plan. The first SAR commences on June 6, 2022, and the second SAR will commence on or about June 1, 2023. Each SAR will be settled in cash with an aggregate commencement date value equal to $1.5 million (the number of shares to be determined by dividing such value by the per share Black-Scholes valuation as of the date of commencement), will have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of commencement and will vest in full on the third anniversary of the date of commencement. The total initial fair value of the awards were recorded as expense at the time of the grant for the SARs with no future service requirement. The fair value of the awards with a future service requirement will be recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded within other long-term liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2022, the Company had a share-based compensation liability related to the SARs of $3.1 million.
Stock Option Repricing
On April 25, 2022 and in accordance with the terms of the GoHealth, Inc. 2020 Incentive Award Plan, the Board of Directors approved a stock option repricing (the “Repricing”) where the exercise price of each Relevant Option (as defined below) was reduced to $1.05 per share, the average trailing 20 trading day closing price of the Company’s Class A common stock as of market close on the day of board approval. “Relevant Options” are all outstanding stock options as of April 25, 2022 (vested or unvested) to acquire shares of the Company’s Class A common stock that were issued to currently employed employees prior to April 1, 2022, but excluding stock options granted to certain executive officers. Except for the reduction in the exercise price of the Relevant Options, all outstanding stock options will continue to remain outstanding in accordance with their current terms and conditions. As a result of the Repricing, the Company will record an incremental share-based compensation charge of $1.1 million, of which $0.3 million was recognized on the date of the Repricing, and $0.8 million is recognized over the remaining term of the repriced options.
7. NET LOSS PER SHARE
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

GoHealth, Inc.	2022 Form 10-Q	19

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(74,654)	$(55,518)	$(225,647)	$(101,999)
Less: Net loss attributable to non-controlling interests	(44,649)	(35,278)	(138,340)	(67,668)
Net loss attributable to GoHealth, Inc.	(30,005)	(20,240)	(87,307)	(34,331)
Less: Dividends accrued on redeemable convertible preferred stock	67	—	67	—
Net loss attributable to common stockholders	(30,072)	(20,240)	(87,374)	(34,331)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	132,378	113,938	124,401	102,939
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	132,378	113,938	124,401	102,939
Net loss per share of Class A common stock—basic and diluted	$(0.23)	$(0.18)	$(0.70)	$(0.33)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Sep. 30,
(in thousands)	2022	2021
Class A common stock issuable pursuant to equity awards	25,326	6,393
Class A common stock issuable pursuant to conversion of redeemable convertible preferred stock	78,125	—
Class B common stock	196,184	205,995
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Series A redeemable convertible preferred stock are not participating securities as holders receive a contractual dividend. Accordingly, separate presentation of loss per share of Series A redeemable convertible preferred stock under the two-class method has not been presented.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 0.00% and (0.21)%, respectively. The Company’s effective tax rate for both the three and nine months ended September 30, 2021 was 0.14%. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders (the “TRA”), which provides for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the TRA vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of September 30, 2022, the Company has determined there is no resulting liability related to the TRA. Should the Company determine that the TRA liability will be considered probable at a future date based on new information, any changes will be recorded within income from continuing operations at that time.
9. REVENUE
Revenue Recognition for Variable Consideration

GoHealth, Inc.	2022 Form 10-Q	20

The Company’s variable consideration includes the total estimated lifetime value (“LTV”) it expects to receive for selling an insurance product after the carrier approves an application. The consideration is variable based on the amount of time it estimates a policy will remain in force, which is based on historical experience or carrier experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. Due to lower persistency observed during the three and nine months ended September 30, 2022 and declining LTV estimates, the Company applied an incremental LTV constraint to all Medicare policies sold in fiscal 2022.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and nine months ended September 30, 2022, the Company recorded negative revenue adjustments of $3.1 million and $9.3 million, respectively, for changes in estimates relating to performance obligations satisfied in prior periods. For the three and nine months ended September 30, 2021, the Company recorded a negative revenue adjustment of $6.7 million and $10.3 million, respectively, relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022	2021
Commission revenue:
Medicare:
Medicare Advantage	$85,440	$172,086	$407,568	$484,273
Medicare Supplement	33	533	436	2,106
Prescription Drug Plans	796	516	3,028	1,557
Total Medicare	86,269	173,135	411,032	487,936
Individual and Family Plan:
Fixed Indemnity	100	660	656	4,249
Short-term	94	226	375	845
Major Medical	—	130	72	539
Total Individual and Family Plan	194	1,016	1,103	5,633
Ancillary	594	787	2,594	2,786
Small Group	1	10	6	82
Total commission revenue	87,058	174,948	414,735	496,437
Enterprise revenue:
Partner Marketing and Enrollment Services	32,023	25,263	96,484	89,651
Direct Partner Campaigns	11,908	11,364	46,390	26,166
Other	2,063	159	4,690	561
Total enterprise revenue	45,994	36,786	147,564	116,378
Net revenues	$133,052	$211,734	$562,299	$612,815
Contract Assets and Liabilities
The Company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services, and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The increase in deferred revenue during the three and nine months ended September 30, 2022, was primarily due to cash received in the current quarter for marketing, administrative, and prospect qualification fees in advance of performing partner marketing and enrollment services that we expect to satisfy within the next twelve months.

GoHealth, Inc.	2022 Form 10-Q	21

The Company had unbilled receivables for performance-based enrollment fees as of September 30, 2022 and December 31, 2021 of $10.6 million and $20.1 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
For the three months ended September 30, 2022, the Company recognized no revenue that was deferred as of December 31, 2021. For the nine months ended September 30, 2022, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021. For the three and nine months ended September 30, 2021, the Company recognized $26 thousand and $0.2 million, respectively, of revenue that was deferred as of December 31, 2020.
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
Commissions receivable activity is summarized as follows:

	Nine months ended Sep. 30,
(in thousands)	2022	2021
Beginning balance	$1,262,507	$809,859
Commission revenue	414,735	496,437
Cash receipts	(500,257)	(335,455)
Allowance for credit loss	57	(107)
Ending balance	$1,177,042	$970,734
Less: Commissions receivable - current	217,937	133,422
Commissions receivable - non-current	$959,105	$837,312
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

GoHealth, Inc.	2022 Form 10-Q	22

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
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022	2021
Finance lease cost (1)	$—	$83	$102	$252
Operating lease cost	2,210	1,848	6,212	5,351
Short-term lease cost (2)	117	79	370	316
Variable lease cost (3)	65	34	202	111
Sublease income	(295)	(92)	(844)	(92)
Total net lease expense	$2,097	$1,952	$6,042	$5,938
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

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $0.4 million and $25.3 million operating lease impairment charge for the three and nine months ended September 30, 2022, respectively. The Company recorded a $1.1 million operating lease impairment charge for the three and nine months ended September 30, 2021. Refer to Note 2 “Fair Value Measurements” for further details.
On February 15, 2022, the Company entered into a lease agreement for a site in Slovakia related to our Slovakian operations. The lease is expected to commence on October 1, 2022 with a lease term through March 31, 2030. Annual rent payments are not expected to be material to the financial statements.
As of September 30, 2022, future minimum lease payments for operating leases consisted of the following:

GoHealth, Inc.	2022 Form 10-Q	23

(in thousands)	Operating Leases
Remainder of 2022	$2,836
2023	12,383
2024	7,787
2025	6,464
2026	5,289
Thereafter	31,145
Total lease payments	$65,904
Less: Imputed interest	(17,852)
Present value of lease liabilities	$48,052
Supplemental cash flow information related to leases are as follows:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,816	$1,680	$7,703	$4,928
Operating cash flows from finance leases	$—	$4	$2	$15
Financing cash flows from finance leases	$—	$77	$103	$231
Operating lease assets obtained in exchange for new lease obligations (1)	$—	$—	$26,405	$—
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$—	$—	$4,155	$—
(1)On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, LLC, for a proposed site in Lindon, Utah, which commenced on June 8, 2022.
The weighted average remaining lease term and discount rate are as follows:

	Sep. 30,
(in thousands)	2022	2021
Weighted average remaining lease term (in years):
Operating leases	7.6 years	4.4 years
Finance leases	0.0 years	0.7 years
Weighted average discount rate:
Operating leases	8.0%	6.1%
Finance leases	—%	6.5%
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading, and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). Compensatory damages and reasonable costs and expenses incurred in the Securities Class Action were sought by the plaintiffs. On December 10, 2020, the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action “In re GoHealth, Inc. Securities Litigation.” On February 25, 2021, lead plaintiffs filed a consolidated complaint. On April 26, 2021, the Company and officer and director defendants filed a motion to dismiss the complaint. On April 5, 2022, that motion was denied. On May 31, 2022, the Company and officer and director defendants filed an answer to the consolidated complaint and, on June 21, 2022, they filed an amended answer. On September 23, 2022, lead plaintiffs filed a motion for class certification. December 2, 2022 is the current deadline for the Company and other defendants to file a response to the class certification motion. The court has not yet set a trial date.

On May 19, 2021, a derivative action (the “Derivative Action”) was filed, purportedly on behalf of the Company and against certain of the Company’s officers and directors, alleging breaches of fiduciary duty and other claims, based on substantially the

GoHealth, Inc.	2022 Form 10-Q	24

same factual allegations as in the Securities Class Action. On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation.

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above.The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. While the Company feels confident in its defense of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of the Company.
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC, and Wilson Tech 5, LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and nine months ended September 30, 2022, the Company made aggregate lease payments of $1.5 million and $2.4 million, respectively. For the three and nine months ended September 30, 2021, the Company made aggregate lease payments of $0.3 million and $1.0 million, respectively.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the the three months ended September 30, 2022, the Company recorded no expense. For the nine months ended September 30, 2022,the Company recorded expense of $0.6 million. For the three and nine months ended September 30, 2021, the Company recorded expense of $0.3 million and $0.7 million, respectively.
During the twelve months ended December 31, 2020, the Company provided a short-term advancement to NVX Holdings, Inc., which is controlled by significant shareholders of the Company, for which the Company recorded a receivable of $3.4 million. The advancement was collected by the Company during the nine months ended September 30, 2021.
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
The following table presents summary results of the Company’s operating segments for the periods indicated:

GoHealth, Inc.	2022 Form 10-Q	25

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022	2021
Net revenues:
Medicare:
Internal channel	$79,266	$158,605	$386,796	$476,391
External channel	49,793	46,237	161,382	117,116
Total Medicare	129,059	204,842	548,178	593,507
IFP and Other:
Internal channel	3,459	5,742	11,904	13,505
External channel	534	1,150	2,217	5,803
Total IFP and Other	3,993	6,892	14,121	19,308
Net revenues	133,052	211,734	562,299	612,815
Segment profit (loss):
Medicare:
Internal channel	2,609	(4,126)	26,408	73,574
External channel	(2,201)	1,866	(15,629)	(453)
Total Medicare	408	(2,260)	10,779	73,121
IFP and Other:
Internal channel	496	2,186	2,668	657
External channel	(576)	(330)	(1,245)	(227)
Total IFP and Other	(80)	1,856	1,423	430
Segment profit (loss)	328	(404)	12,202	73,551
Corporate expense	25,806	23,726	89,930	68,239
Amortization of intangible assets	23,514	23,514	70,543	70,543
Operating lease impairment charges	350	1,062	25,345	1,062
Restructuring and other related charges	9,797	—	11,872	—
Loss on extinguishment of debt	—	—	—	11,935
Interest expense	15,630	6,921	39,752	23,886
Other (income) expense, net	(115)	(30)	(65)	27
Income (loss) before income taxes	(74,654)	(55,597)	(225,175)	(102,141)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents carriers representing 10% or more of the Company’s total revenue for the periods indicated:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2022	2021	2022	2021
Humana	28%	40%	26%	33%
Elevance Health	24%	17%	24%	28%
United	15%	14%	17%	16%
Centene	17%	15%	15%	13%
Substantially all of the revenue from these customers was from the sales of products and plans within the Medicare—Internal and Medicare—External segments.
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of September 30, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 72.4%, or $11.2 million, of the combined total. As of December 31, 2021, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $28.7 million, of the combined total.
14. RESTRUCTURING COSTS

GoHealth, Inc.	2022 Form 10-Q	26

During the second and third quarters of fiscal year 2022, the Company implemented restructuring initiatives as part of its strategic transformation to drive efficiency and optimize costs. On June 3, 2022, the Board approved the separation and replacement of key management roles, including Chief Operating Officer, Chief Financial Officer, Chief Strategy Officer, and President. On August 9, 2022, the Company eliminated 828 full-time positions, representing approximately 23.7% of the workforce, primarily within the customer care and enrollment group. The majority of the restructuring charges incurred relate to employee termination benefits and will be settled in cash through the second quarter of 2024. The Company evaluates restructuring charges in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation—Nonretirement Post-Employment Benefits.
The components of the restructuring and other related charges are as follows:

(in thousands)	Three months ended Sep. 30, 2022	Nine months ended Sep. 30, 2022
Employee termination benefits (1)	$8,722	$10,797
Other associated costs (2)	1,075	1,075
Total restructuring and other related charges	$9,797	$11,872

(1)Employee termination benefits primarily consist of employee severance and benefits that will be settled in cash.
(2)Other associated costs primarily consist of the non-cash acceleration of agent licensing fees as well as legal expenses incurred in connection with the reduction-in-force.

The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Condensed Consolidated Balance Sheets:

(in thousands)	Restructuring charges
Balance at January 1, 2022	$—
Charges incurred	10,896
Cash paid	(6,480)
Balance at September 30, 2022	$4,416

GoHealth, Inc.	2022 Form 10-Q	27

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
Update on Business Trends and Strategy
The Company is part of a dynamic market and, as expectation evolve, the Company likewise works to evolve in parallel its business strategies and priorities. The pressures on LTVs in 2021 that we previously observed and discussed have continued throughout 2022, as customers appear to change plans more frequently. In response to these market pressures, during 2022, the Company focused its efforts on delivering efficiency, with an emphasis on optimization as opposed to revenue maximization. As a result, we refined the size of our sales force to align with our focus on quality, and we expanded our Encompass solution by offering Encompass Connect and Encompass Engage to our carrier members.

Encompass Connect is designed to focus on customer acquisition and to provide quality leads to our participating partners. Using machine learning technology, our agents aim to effectively qualify and match individuals with the best plan. This combination of technology and experienced agents delivers a personalized matching process that incorporates beneficiaries’ top priorities and helps them to understand associated tradeoffs across various benefits as they select and enroll in a plan.

Encompass Engage is designed to optimize the post-enrollment journey through member outreach and engagement services. Our agents strive to alleviate the confusion that beneficiaries often feel by facilitating an onboarding experience customized to a members’ plan and health needs.

With leading proprietary technology and consumer insights, our end-to-end Encompass solution supports enrollment and engagement across the Medicare beneficiary journey, helping to solve a critical need in the marketplace, drive positive outcomes at scale, and increase member satisfaction.

Ownership
GoHealth, Inc. is the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2022 were 59.8% and 61.7%, respectively. The non-

GoHealth, Inc.	2022 Form 10-Q	28

controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2021 were 64.5% and 67.9%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of September 30, 2022, is as follows:
The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 5 “Stockholders' Equity” of the Notes to the Condensed Consolidated Financial Statements.
On October 24, 2022, the Company held a special meeting of stockholders to adopt and approve an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our outstanding shares of Class A common stock and Class B common stock, at a reverse stock split ratio of 1-for-5 through 1-for-15, as determined by our Board of Directors at a later date. For more information on the intended reverse stock split, please refer to Note 5 “Stockholders' Equity” of the Notes to the Condensed Consolidated Financial Statements.
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

GoHealth, Inc.	2022 Form 10-Q	29

Results of Operations
The following is our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022		2021
Net revenues:
Commission	$87,058	$174,948	$414,735		$496,437
Enterprise	45,994	36,786	147,564		116,378
Net revenues	133,052	211,734	562,299	—	612,815
Operating expenses:
Cost of revenue	48,044	53,632	167,041		139,449
Marketing and advertising	22,661	59,511	151,408		169,730
Customer care and enrollment	51,153	86,775	196,150		195,796
Technology	11,061	11,651	34,569		33,251
General and administrative	25,611	24,295	90,859		69,277
Amortization of intangible assets	23,514	23,514	70,543		70,543
Operating lease impairment charges	350	1,062	25,345		1,062
Restructuring and other related charges	9,797	—	11,872		—
Total operating expenses	192,191	260,440	747,787	—	679,108
Income (loss) from operations	(59,139)	(48,706)	(185,488)	—	(66,293)
Loss on extinguishment of debt	—	—	—		11,935
Interest expense	15,630	6,921	39,752		23,886
Other (income) expense, net	(115)	(30)	(65)		27
Income (loss) before income taxes	(74,654)	(55,597)	(225,175)		(102,141)
Income tax expense (benefit)	—	(79)	472		(142)
Net income (loss)	(74,654)	(55,518)	(225,647)		(101,999)
Net income (loss) attributable to non-controlling interests	(44,649)	(35,278)	(138,340)		(67,668)
Net income (loss) attributable to GoHealth, Inc.	$(30,005)	$(20,240)	$(87,307)		$(34,331)
Non-GAAP financial measures:
EBITDA	$(30,959)	$(22,606)	$(104,999)		$(1,080)
Adjusted EBITDA	$(14,327)	$(14,155)	$(34,995)		$32,197
Adjusted EBITDA margin	(10.8)%	(6.7)%	(6.2)%		5.3%
The following are our components of net revenue and results thereof for the three and nine months ended September 30, 2022 and 2021:

Commission net revenues	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$87,058	$174,948	$(87,890)	(50.2)%	65.4%	82.6%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$414,735	$496,437	$(81,702)	(16.5)%	73.8%	81.0%
The decreases for both the three and nine months ended September 30, 2022 compared to the prior year periods were primarily attributable to reduced agent headcount, which drove a 64% and 16% decrease, respectively, in Medicare Advantage commissionable Approved Submissions in the Medicare-Internal segment. These declines were partially offset by a 33% and 80% increase, respectively, in Medicare Advantage commissionable Approved Submissions in the Medicare—External segment. Lower plan persistency also drove the period-over-period decreases in commission revenues, resulting in a 16% and 14% decline, respectively, in Medicare Advantage LTV per Approved Submission.

GoHealth, Inc.	2022 Form 10-Q	30

Enterprise net revenues	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$45,994	$36,786	$9,208	25.0%	34.6%	17.4%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$147,564	$116,378	$31,186	26.8%	26.2%	19.0%
The increase for the three months ended September 30, 2022 compared to the prior year period was primarily attributable to an increase of $6.8 million related to partner marketing and enrollment services, which includes revenue related to the newly expanded Encompass solution. The increase for the nine months ended September 30, 2022 compared to the prior year period was primarily attributable to a $20.2 million increase in direct partner campaigns in our Medicare—Internal segment and a $6.8 million increase related to partner marketing and enrollment services, which includes revenue related to the newly expanded Encompass solution.
The following are our key components of operating expenses and results thereof for the three and nine months ended September 30, 2022 and 2021:

Cost of revenue	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$48,044	$53,632	$(5,588)	(10.4)%	36.1%	25.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$167,041	$139,449	$27,592	19.8%	29.7%	22.8%
The decrease for the three months ended September 30, 2022 compared to the prior year period was primarily attributable to declines in certain direct partner campaigns with revenue-sharing components, resulting in a decrease in cost of revenue. This decrease was partially offset by a 37% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners. The increase for the nine months ended September 30, 2022 compared to the prior year period was primarily attributable to an 84% increase in commissionable Approved Submissions in the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

Marketing and advertising expense	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$22,661	$59,511	$(36,850)	(61.9)%	17.0%	28.1%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$151,408	$169,730	$(18,322)	(10.8)%	26.9%	27.7%
The decreases for both the three and nine months ended September 30, 2022 compared to the prior year periods were primarily attributable to an intentional pullback on marketing and advertising spend as we focus on cash flow optimization. The decrease for the nine months ended September 30, 2022 was partially offset by a $29.5 million or 54% incremental marketing and advertising spend in the first quarter of 2022 relative to the prior year period to capitalize on the Medicare Advantage Open Enrollment Period.

Customer care and enrollment	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$51,153	$86,775	$(35,622)	(41.1)%	38.4%	41.0%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$196,150	$195,796	$354	0.2%	34.9%	32.0%
The decrease for the three months ended September 30, 2022 compared to the prior year period was primarily attributable to intentional downsizing of our sales force to align with our strategic focus on quality and optimization. The slight increase for the nine months ended September 30, 2022 was primarily attributable to higher agent headcount in 2021. Focusing on revenue

GoHealth, Inc.	2022 Form 10-Q	31

maximization, we hired and onboarded additional agents in the Medicare-Internal segment throughout 2021, particularly in the second and third quarters as we prepared for the annual enrollment period (“AEP”). As we retained these additional agents heading into 2022, it resulted in a larger agent base in the first half of 2022.

Technology expense	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$11,061	$11,651	$(590)	(5.1)%	8.3%	5.5%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$34,569	$33,251	$1,318	4.0%	6.1%	5.4%
The decrease for the three months ended September 30, 2022 compared to the prior year period was primarily attributable to reduced headcount in our technology support functions during the third quarter of 2022. The increase for the nine months ended September 30, 2022, compared to the prior year period was primarily due to the hiring of additional employees throughout 2021 in our technology and data science teams.

General and administrative expense	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	25,611	24,295	$1,316	5.4%	19.2%	11.5%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$90,859	$69,277	$21,582	31.2%	16.2%	11.3%
The increase for the three months ended September 30, 2022 compared to the prior year period was primarily attributable to investments in corporate infrastructure, such as legal, human resources, and finance. The increase for the nine months ended September 30, 2022 compared to the prior year period was primarily attributable to a $7.1 million increase in share-based compensation expense, a $7.0 million increase in professional and consulting fees, and $1.8 million of executive severance expense. The remaining increase was driven by investments in corporate infrastructure, such as legal, human resources, and finance.

Amortization of intangible assets	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	23,514	23,514	$—	—%	17.7%	11.1%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$70,543	$70,543	$—	—%	12.5%	11.5%
Amortization of intangible assets expense was $23.5 million and $70.5 million for both the three and nine months ended September 30, 2022 and 2021, respectively, and relates to the amortization of developed technology and customer relationships.

Operating lease impairment charges	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	350	1,062	$(712)	100.0%	0.3%	0.5%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$25,345	$1,062	$24,283	100.0%	4.5%	0.2%
As part of our continued cost savings initiatives, we are actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $0.4 million and $25.3 million operating lease impairment charges for the three and nine months ended September 30, 2022, respectively, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. During the three and nine months ended September 30, 2021, we recorded a $1.1 million operating lease impairment charge. We continue to evaluate our portfolio of properties, and, therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

GoHealth, Inc.	2022 Form 10-Q	32

Restructuring and other related charges	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	9,797	—	$9,797	100.0%	7.4%	—%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$11,872	$—	$11,872	100.0%	2.1%	—%
During the three and nine months ended September 30, 2022, we implemented restructuring initiatives as part of our strategic transformation to drive efficiency and optimize costs. As a result, we refined the size of our sales force to align with our focus on quality, resulting in $9.8 million and $11.9 million of restructuring and other related charges, respectively.

Loss on extinguishment of debt	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	—	—	$—	NM	—%	—%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$—	$11,935	$(11,935)	(100.0)%	—%	1.9%
Loss on extinguishment of debt was $11.9 for the nine months ended September 30, 2021 and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.

Interest expense	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	15,630	6,921	$8,709	125.8%	11.7%	3.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$39,752	$23,886	$15,866	66.4%	10.3%	9.6%
The increases for both the three and nine months ended September 30, 2022 compared to the prior year periods were primarily attributable to additional debt outstanding on our Credit Facilities and increased interest rates.

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

GoHealth, Inc.	2022 Form 10-Q	33

encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
Non-GAAP Financial Measures	2022	2021	2022	2021
Net revenues	$133,052	$211,734	$562,299	$612,815
Net income (loss)	(74,654)	(55,518)	(225,647)	(101,999)
Interest expense	15,630	6,921	39,752	23,886
Income tax expense (benefit)	—	(79)	472	(142)
Depreciation and amortization expense	28,065	26,070	80,424	77,175
EBITDA	(30,959)	(22,606)	(104,999)	(1,080)
Restructuring and other related charges (1)	9,797	—	11,872	—
Share-based compensation expense (2)	6,456	7,389	25,868	20,100
Operating lease impairment charges (3)	350	1,062	25,345	1,062
Professional services (4)	29	—	3,979	—
Severance costs (5)	—	—	2,940	—
Loss on extinguishment of debt (6)	—	—	—	11,935
Legal fees (7)	—	—	—	180
Adjusted EBITDA	$(14,327)	$(14,155)	$(34,995)	$32,197
Adjusted EBITDA Margin	(10.8)%	(6.7)%	(6.2)%	5.3%

(1)Represents employee termination benefits and other associated costs related to restructuring activities, as described in Note 14 “Restructuring Costs” of the Notes to Condensed Consolidated Financial Statements.
(2)Represents non-cash share-based compensation expense relating to equity awards, as well share-based compensation expense relating to liability classified awards that will be settled in cash.
(3)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.
(4)Represents costs associated with non-recurring consulting fees and other professional services.
(5)Represents costs associated with the termination of employment and associated fees unrelated to restructuring activities.
(6)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.
(7)Represents non-recurring legal fees unrelated to our core operations.

Adjusted EBITDA	Three months ended Sep. 30,
	2022	2021	$ Change	% Change
	$(14,327)	$(14,155)	$(172)	1.2%

	Nine months ended Sep. 30,
	2022	2021	$ Change	% Change
	$(34,995)	$32,197	$(67,192)	(208.7)%
The decrease for the three months ended September 30, 2022 compared to the prior year period was primarily due to period-over-period declines in net revenues in the Medicare—Internal segment, partially offset by a decline in costs associated with reduced headcount and a pullback on marketing and advertising spend. The decrease for the nine months ended September 30, 2022 compared to the prior year period was primarily due to period-over-period declines in net revenues in the Medicare—Internal segment, coupled with higher costs associated with a larger agent headcount in the first half of the current year. Further, the Medicare—External segment experienced growth in net revenue as we expanded our network of external agencies, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

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

GoHealth, Inc.	2022 Form 10-Q	34

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2022	2021	2022	2021
Net revenues:
Medicare—Internal	$79,266	$158,605	$386,796	$476,391
Medicare—External	49,793	46,237	161,382	117,116
IFP and Other—Internal	3,459	5,742	11,904	13,505
IFP and Other—External	534	1,150	2,217	5,803
Net revenues	133,052	211,734	562,299	612,815
Segment profit (loss):
Medicare—Internal	2,609	(4,126)	26,408	73,574
Medicare—External	(2,201)	1,866	(15,629)	(453)
IFP and Other—Internal	496	2,186	2,668	657
IFP and Other—External	(576)	(330)	(1,245)	(227)
Segment profit (loss)	328	(404)	12,202	73,551
Corporate expense	25,806	23,726	89,930	68,239
Amortization of intangible assets	23,514	23,514	70,543	70,543
Acquisition related transaction costs	—	—	—	—
Operating lease impairment charges	350	1,062	25,345	1,062
Restructuring and other related charges	9,797	—	11,872	—
Loss on extinguishment of debt	—	—	—	11,935
Interest expense	15,630	6,921	39,752	23,886
Other (income) expense, net	(115)	(30)	(65)	27
Income (loss) before income taxes	$(74,654)	$(55,597)	$(225,175)	$(102,141)

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

Medicare—Internal Net Revenues	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$79,266	$158,605	$(79,339)	(50.0)%	59.7%	74.8%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$386,796	$476,391	$(89,595)	(18.8)%	68.9%	77.7%
The decreases for both the three and nine months ended September 30, 2022, compared to the prior year periods were primarily attributable to reduced agent headcount, resulting in a 64% and 15% decrease, respectively, in commissionable Approved Submissions in the Medicare—Internal segment. This reduced agent headcount resulted from our strategic focus on revenue quality over quantity and cash flow optimization.

Medicare—Internal Segment Profit (Loss)	Three months ended Sep. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$2,609	$(4,126)	$6,735	163.2%	NM	NM

	Nine months ended Sep. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$26,408	$73,574	$(47,166)	(64.1)%	NM	NM
NM = Not meaningful

The increase for the three months ended September 30, 2022 compared to the prior year period was primarily due to a reduction in costs associated with agent headcount, resulting from our strategic focus on cash flow optimization. The decrease for the nine months ended September 30, 2022 compared to the prior year period was primarily due to reduced agent head and our strategic focus on cash flow optimization in the third quarter of 2022, resulting in a 19% decrease in net revenues. This was coupled with

GoHealth, Inc.	2022 Form 10-Q	35

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

Medicare—External Net Revenues	Three months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$49,793	$46,237	$3,556	7.7%	37.4%	21.8%

	Nine months ended Sep. 30,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$161,382	$117,116	$44,266	37.8%	28.7%	19.1%
The increases for both the three and nine months ended September 30, 2022 compared to the prior year periods were primarily attributable to a 37% and 84% increase in commissionable Approved Submissions in the Medicare—External segment, respectively, due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform.

Medicare—External Segment Profit (Loss)	Three months ended Sep. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(2,201)	$1,866	$(4,067)	NM	NM	NM

	Nine months ended Sep. 30,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(15,629)	$(453)	$(15,176)	NM	NM	NM
NM = Not meaningful
The decreases for both the three and nine months ended September 30, 2022 compared to the prior year periods were primarily attributable to an increase in the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

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

GoHealth, Inc.	2022 Form 10-Q	36

	Three months ended Sep. 30,				% of Net Revenues
Net Revenues	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$3,459	$5,742	$(2,283)	(40)%	2.6%	2.7%
IFP and Other—External	534	1,150	(616)	(54)%	0.4%	0.5%

	Nine months ended Sep. 30,				% of Net Revenues
Net Revenues	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$11,904	$13,505	$(1,601)	(12)%	2.1%	2.2%
IFP and Other—External	2,217	5,803	$(3,586)	(62)%	0.4%	0.9%
For both the IFP and Other—Internal and External segments, the decreases were driven by less investment in these segments and a strategic shift towards higher margin Medicare products.

	Three months ended Sep. 30,				% of Segment Profit (Loss)
Segment Profit (Loss)	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$496	$2,186	$(1,690)	NM	NM	NM
IFP and Other—External	(576)	(330)	(246)	75%	NM	NM

	Nine months ended Sep. 30,				% of Segment Profit (Loss)
Segment Profit (Loss)	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$2,668	$657	$2,011	NM	NM	NM
IFP and Other—External	(1,245)	(227)	$(1,018)	448%	NM	NM
NM = Not meaningful
For the IFP and Other—Internal segment, the changes were attributable to a reduction in operating costs driven by less investment in this segment, as we have implemented an overall strategic shift towards higher margin Medicare products. This drove a decline in revenues that negatively impacted profitability. For the IFP and Other—External segment, the decreases were primarily driven by a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.

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
The following table presents the number of Submitted Policies by product for the Medicare segments for the periods presented, split between those submissions that are commissionable (compensated through commissions received from carriers) and those that are non-commissionable (compensated via hourly fees and enrollment fees):

GoHealth, Inc.	2022 Form 10-Q	37

	Three months ended Sep. 30,		Nine months ended Sep. 30,
Submitted Policies	2022	2021	2022	2021
Commissionable
MA	123,523	195,414	577,139	521,451
MS	113	751	809	2,877
PDP	4,025	2,740	15,485	7,707
Medicare commissionable Submitted Policies	127,661	198,905	593,433	532,035
Non-commissionable
MA	2,631	1,532	9,868	10,703
MS	1,805	1,327	5,790	5,019
PDP	734	542	2,294	2,218
Medicare non-commissionable Submitted Policies	5,170	3,401	17,952	17,940
Total Submitted Policies
MA	126,154	196,946	587,007	532,154
MS	1,918	2,078	6,599	7,896
PDP	4,759	3,282	17,779	9,925
Total Medicare commissionable and non-commissionable Submitted Policies	132,831	202,306	611,385	549,975
The decrease in the Medicare commissionable Submitted Policies for the three months ended September 30, 2022 compared to the prior year period was attributable to a decrease in agent headcount. The increase in the Medicare commissionable Submitted Policies for the nine months ended September 30, 2022 compared to the prior year period was attributable to a larger agent base in the first half of 2022 relative to 2021, driven by the hiring, onboarding, and training of additional agents throughout 2021, particularly in the second and third quarters as we prepared for AEP.
IFP and Other Segments
Total Submitted Policies for the IFP and Other segments were 4,332, 17,398, 7,330, and 40,652 for the three and nine months ended September 30, 2022 and 2021, respectively. The decreases were due to a change in strategy to prioritize agents and marketing and advertising spend in the Medicare segments instead of the IFP and Other segments.

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

GoHealth, Inc.	2022 Form 10-Q	38

	Three months ended Sep. 30,		Nine months ended Sep. 30,
Approved Submissions	2022	2021	2022	2021
Medicare-Internal
MA	51,848	145,619	334,361	395,804
MS	31	183	249	702
PDP	1,223	2,208	6,096	6,525
Medicare-Internal commissionable Approved Submissions	53,102	148,010	340,706	403,031
Medicare-External
MA	62,928	47,488	218,371	121,179
MS	14	427	279	1,823
PDP	2,761	191	8,874	716
Medicare-External commissionable Approved Submissions	65,703	48,106	227,524	123,718
Total commissionable Approved Submissions
MA	114,776	193,107	552,732	516,983
MS	45	610	528	2,525
PDP	3,984	2,399	14,970	7,241
Total Medicare commissionable Approved Submissions	118,805	196,116	568,230	526,749
The decreases in Medicare—Internal commissionable Approved Submissions for the three and nine months ended September 30, 2022 were attributable to a decrease in agent headcount and associated opportunities resulting from our strategic focus on cash flow optimization, which was driven by a 62% and 11% decline in marketing and advertising expense, respectively.
The increases in Medicare—External commissionable Approved Submissions for the three and nine months ended September 30, 2022 were attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.

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
The following table presents the LTV per Approved Submission by product for the Medicare segments for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
LTV Per Approved Submission	2022	2021	2022	2021
MA	$771	$917	$754	$874
MS	733	874	826	834
PDP	200	215	202	215
The decreases in LTV Per Approved Submission for Medicare Advantage for the three and nine months ended September 30, 2022 were primarily attributable to lower plan persistency and an incremental constraint added to the LTV for the three and nine months ended September 30, 2022.
The decreases in LTV Per Approved Submission for Medicare Supplement and prescription drug plans for the three and nine months ended September 30, 2022 were primarily due to changes in carrier mix and an incremental constraint added to the LTVs.

GoHealth, Inc.	2022 Form 10-Q	39

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
The following are our LTV/CACs as well as our CACs, for our Medicare—Internal segment for the three and nine months ended September 30, 2022 and 2021:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2022	2021	2022	2021
LTV/CAC	1.5x	1.1x	1.3x	1.3x
CAC	$25.6	$119.2	$193.5	$264.8
The increase in LTV/CAC for the three months ended September 30, 2022 was primarily due to a 62% decline in marketing and advertising expense, as well as a decrease in costs associated with lower headcount. The LTV/CAC for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 remained unchanged.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At September 30, 2022, cash and cash equivalents totaled $215.4 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. In September 2022, we raised $50.0 million through the issuance and sale of Series A redeemable convertible preferred stock. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of September 30, 2022, the Company had $155.0 million outstanding under the Revolving Credit Facilities and had a remaining capacity of $45.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended Sep. 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$101,903	$(72,419)
Net cash used in investing activities	(12,096)	(19,269)
Net cash provided by financing activities	41,540	32,743
Operating Activities
Cash provided by (used in) operating activities primarily consists of net income loss adjusted for certain non-cash items including share-based compensation; depreciation and amortization; amortization of intangible assets; amortization of debt discount and issuance costs; operating lease impairment charges; loss on extinguishment of debt; non-cash restructuring charges; non-cash lease expense; and the effect of changes in working capital and other activities.

GoHealth, Inc.	2022 Form 10-Q	40

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
Net cash provided by operating activities was $101.9 million for the nine months ended September 30, 2022, compared to cash used in operating activities of $72.4 million for the nine months ended September 30, 2021. The $174.3 million increase was primarily driven by a decrease in commissions receivable of $246.5 million, an increase in deferred revenue of $113.8 million, a decrease in prepaid expenses and other current assets of $19.1 million, an increase in other liabilities of $8.7 million, and a decrease in accounts receivable of $6.7 million, partially offset by an increase in net loss of $123.6 million, a decrease in accounts payable of $48.9 million, a decrease in commissions payable of $39.4 million, a decrease in accrued liabilities of $26.5 million, and other adjustments for non-cash items of $17.9 million.
Investing Activities
Net cash used in investing activities decreased to $12.1 million for the nine months ended September 30, 2022, from $19.3 million for the nine months ended September 30, 2021. The decrease was primarily driven by a decrease in purchases of property and equipment and a decrease in capitalized internal-use software related to new technology, software, and systems.
Financing Activities
Net cash provided by financing activities was $41.5 million for the nine months ended September 30, 2022, from $32.7 million for the nine months ended September 30, 2021. The increase was primarily driven by the issuance of 50 shares of Series A redeemable convertible preferred stock for an aggregate purchase price of $50.0 million recorded at fair value upon issuance, gross of issuance costs of $1.6 million. The increase was partially offset by proceeds received during the nine months ended September 30, 2021 related to the refinancing of our Initial Term Loan.
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

GoHealth, Inc.	2022 Form 10-Q	41

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
On November 9, 2022, the Company entered into Amendment No. 9 to the Credit Agreement (“Amendment No. 9”). Amendment No. 9 provided that the Incremental Term Loan, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 9 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for the September 30, 2023 reporting period.
Borrowings under the Incremental Term Loan Facility are, at the option of the Borrower, either (i) alternate base rate (“ABR”) plus 5.50% per annum or (ii) LIBOR plus 6.50% per annum.
The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, and the 2021 Incremental Term Loans as the “Term Loan Facilities”.
As of September 30, 2022, the Company had a principal amount of $114.1 million, $306.1 million, and $99.3 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million, $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 8.8% at both September 30, 2022 and December 31, 2021. The 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rates were 9.8% and 9.8% at September 30, 2022, respectively. The 2021 Incremental Term Loan and the 2021-2 Incremental Term Loan effective interest rate was 6.0% at December 31, 2021.
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
The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of both September 30, 2022 and December 31, 2021. The Revolving Credit Facilities have a remaining capacity of $45.0 million in the aggregate as of September 30, 2022. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates were 9.55% and 7.05% at September 30, 2022, respectively, and 7.5% and 5.0% at December 31, 2021, respectively. Subsequent to September 30, 2022, the Company paid $110.0 million of its outstanding obligations under the Revolving Credit Facilities.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
Recent Accounting Pronouncements

GoHealth, Inc.	2022 Form 10-Q	42

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2021 Form 10-K. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K, with the exception of our policy to test goodwill for impairment on an annual basis in the fourth quarter of each year, on November 30th, or whenever events or changes in circumstances indicate that the goodwill may be impaired. This change was driven by the annual goodwill impairment test conducted as of November 30, 2021, which resulted in the Company recognizing goodwill impairment charges of $386.6 million in the fourth quarter of 2021, representing the full amount of goodwill.

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

GoHealth, Inc.	2022 Form 10-Q	43

officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of September 30, 2022, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We will be implementing process and control improvements to address the above material weakness that include, but are not limited to: i) establishing specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of commission revenue and the contemporaneous documentation of such reviews, ii) providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required, and iii) investing in our corporate infrastructure to ensure adequate technology and resources to support our financial reporting process and internal control framework. During the second quarter of 2022, the Company hired a Chief Actuarial Officer who has been partnering with our data scientists, to bring additional experience and oversight of commissions revenue and its related process and controls.

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

Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2022 Form 10-Q	44

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

GoHealth, Inc.	2022 Form 10-Q	45

controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

As described in Item 9A “Controls and Procedures” of our 2021 Form 10-K, and Item 4 in this Quarterly Report on Form 10-Q, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and September 30, 2022, and that we had, as of such dates, a material weakness in our internal control over financial reporting related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A of our 2021 Form 10-K did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

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

If our common stock’s closing bid price continues to remain below the minimum price of $1.00 per share, our common stock may be delisted from the NASDAQ.

Our stock has traded below $1.00, which is the minimum closing bid price required for continued listing on NASDAQ, for more than 30 consecutive business days. Accordingly, we received a notification letter from NASDAQ notifying us of such and we have 180 calendar days (subject to extension in some circumstances) to regain compliance with the minimum bid price rule (“Minimum Bid Price Rule”). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ may require in some circumstances). Should we fail to regain compliance with the Minimum Bid Price Rule, we may consider a reverse stock split (or combination) of our outstanding common stock.

We intend to effectuate a reverse stock split on or about November 17, 2022 and simultaneously, or soon thereafter, seek a six-month extension from NASDAQ to permit sufficient trading days post-reverse stock split to satisfy the Minimum Bid Price Rule. However, if we fail to effect a reverse stock split which allows us to regain compliance with the Minimum Bid Price Rule or otherwise fail to achieve compliance with the Minimum Bid Price Rule prior to the expiration of the cure period (subject to any extensions), our stock may be delisted. Delisting from the NASDAQ Global Select Market or any NASDAQ market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a NASDAQ market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors.

We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives.

GoHealth, Inc.	2022 Form 10-Q	46

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
With the exception of the risk factors contained in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our 2021 Form 10-K. Before investing in our Class A common stock, we recommend that investors carefully consider the risks described in the 2021 Form 10-K filed with the SEC, including those under the heading “Item 1A. Risk Factors.” Realization of any of these risks could have a material adverse effect on our financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in August 2022, we received a subpoena from the United States Attorney’s Office for the District of Massachusetts, seeking, among other things, information relating to our arrangements with certain insurance carriers. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters or any other legal proceeding, we may be forced to pay damages, fines or penalties, including revocation of our licenses to sell insurance, may be required to enter into consent decrees, stop offering our services or change our business practices, or may lose our relationships with carriers, any of which could adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

GoHealth, Inc.	2022 Form 10-Q	47

ITEM 5. OTHER INFORMATION.

On November 9, 2022, GoHealth, Inc. (the “Company”) entered into Amendment No. 9 to the Credit Agreement (“Amendment No. 9”). Amendment No. 9 amends the original credit agreement, dated as of September 13, 2019, as amended by Amendment No. 1 to the Credit Agreement and Incremental Facility Amendment, dated as of March 20, 2020, Incremental Facility Agreement and Technical Amendment No. 2 to the Credit Agreement, dated as of May 7, 2020, Incremental Facility Agreement No. 3, dated as June 11, 2020, Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement, dated as of June 11, 2021, Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement, dated as of November 10, 2021, Amendment No. 7 to the Credit Agreement, dated as of March 14, 2022, and Amendment No. 8 to the Credit Agreement, dated as of August 12, 2022.

Amendment No. 9 provides that (a) the Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) alternate base rate (“ABR”) plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum, and (b) the Net Leverage Ratio increases for the September 30, 2023 reporting period.

A copy of Amendment No. 9 is attached hereto as Exhibit 10.1 and is incorporated by reference herein. The foregoing description of Amendment No. 9 is qualified in its entirety by reference to the full text of Amendment No. 9. Any capitalized terms used herein and not defined shall have the meaning provided in Amendment No. 9.

GoHealth, Inc.	2022 Form 10-Q	48

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1
Amendment No. 9 to the Credit Agreement, dated as of November 9, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.
						*
10.2#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vijay Kotte	10-Q	001-39390	10.1	8/16/2022
10.3#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Jason Schulz	10-Q	001-39390	10.2	8/16/2022
10.4#	Amended and Restated Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton Jones	10-Q	001-39390	10.3	8/16/2022
10.5#	Separation Agreement, dated June 3, 2022, by and among GoHealth Inc., GoHealth Holdings, LLC, and Brandon Cruz	10-Q	001-39390	10.4	8/16/2022
10.6#	Separation and General Release Agreement, dated June 6, 2022, by and between James Sharman and Norvax, LLC	10-Q	001-39390	10.5	8/16/2022
10.7#	GoHealth, Inc. Non-Employee Director Compensation Policy.	10-Q	001-39390	10.6	8/16/2022
10.8	Incentive Award Plan Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement	S-8	333-239287	99.4	6/6/2022
10.9	First Amendment to the GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.6	6/6/2022
10.10	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement	S-8	333-239287	99.7	6/6/2022
10.11	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	S-8	333-239287	99.8	6/6/2022
10.12	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022
10.13	Amendment No. 8 to the Credit Agreement, dated as of August 12, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	8/15/2022
10.14#	Amended and Restated Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brandon Cruz.	10-Q	001-39390	10.2	5/10/2022
10.15#	Employment Agreement, dated June 3, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brian Farley.	10-Q	001-39390	10.3	5/10/2022
10.16	Investment Agreement dated as of September 23, 2022 among GoHealth, Inc. and the purchasers identified therein.	8-K	001-39390	10.1	9/26/2022

GoHealth, Inc.	2022 Form 10-Q	49

10.17	Registration Rights Agreement dated as of September 23, 2022 among GoHealth, Inc. and the persons identified therein.	8-K	001-39390	10.2	9/26/2022
10.18	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC, dated as of September 23, 2022	8-K	001-39390	10.3	9/26/2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2022 Form 10-Q	50

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	November 14, 2022	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Jason Schulz
Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2022 Form 10-Q	51