Form 10-K
period 2022-12-31
GoHealth, Inc.
filed 2023-03-23
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its shares (based on a closing price of $8.97 per share) held by non-affiliates was $48.9 million.
As of March 8, 2023, the registrant had 8,982,096 shares of Class A common stock, $0.0001 par value per share, outstanding and 13,053,374 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	41
ITEM 2.	PROPERTIES	41
ITEM 3.	LEGAL PROCEEDINGS	41
ITEM 4.	MINE SAFETY DISCLOSURES	41
	INFORMATION ABOUT OUR EXECUTIVE OFFICERS	41

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	43
ITEM 6.	[RESERVED]	43
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
	CONSOLIDATED STATEMENTS OF OPERATIONS	64
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	65
	CONSOLIDATED BALANCE SHEETS	66
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY	67
	CONSOLIDATED STATEMENTS OF CASH FLOWS	69
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	70

The report of GoHealth Inc.’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements are included in Item 8 of this Annual Report on Form 10-K at the page number referenced herein. Their consent appears as Exhibit 23.1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	100
ITEM 9A.	CONTROLS AND PROCEDURES	100
ITEM 9B.	OTHER INFORMATION	101
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	101

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	102
ITEM 11.	EXECUTIVE COMPENSATION	102
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	102
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	102
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	102

PART IV
ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES	103
ITEM 16.	FORM 10-K SUMMARY	106
	SIGNATURES	107

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

In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “should,” “aim,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “likely,” “future,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
CERTAIN DEFINITIONS
As used in this Annual Report on Form 10-K, unless the context otherwise requires:
•“We,” “us,” “our,” the “Company,” “GoHealth” and similar references refer to GoHealth, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including GoHealth Holdings, LLC.
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
•“Centerbridge” refers to certain investment funds and other entities affiliated with CCP III Cayman GP Ltd., a Cayman Islands exempted company over which CCP III Cayman GP Ltd. has voting control (including any such fund or entity formed to hold shares of Class A common stock for the Blocker Shareholders).
•“Centerbridge Acquisition” or “Acquisition” refers to the acquisition, on September 13, 2019, by Centerbridge, indirectly through a subsidiary of GoHealth Holdings, LLC, an entity formed in contemplation of the acquisition, of a 100% interest in Norvax.
•“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market (the “Nasdaq rules”)) who are disinterested), cash or newly-issued shares of our Class A common stock.

•“Founders” refer to Brandon M. Cruz, our Co-Founder and Co-Chairman of the Board, and Clinton P. Jones, our Co-Founder and Co-Chairman of the Board.

GoHealth, Inc.	2022 Form 10-K	1

•“Former Profits Unit Holders” refers collectively to certain of our directors and certain current and former officers and employees, in each case, who directly or indirectly held existing vested and unvested profits units, which were comprised of profits units that have time-based vesting conditions and profits units that have performance-based vesting conditions, of GoHealth Holdings, LLC pursuant to GoHealth Holdings, LLC’s existing profits unit plan and who received LLC Interests in exchange for their profits units in connection with the Transactions. LLC Interests received in exchange for unvested profits units remain subject to their existing time-based vesting requirements. Profits units with performance-based vesting conditions fully vested as such conditions were met in connection with our IPO.
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
•Our operating results may be adversely impacted by factors that impact our estimate of LTV (as defined below);
•Our gradual expansion of the Encompass Solution may not be as successful as we expect;
•Our business may be harmed if we lose our relationships with health plan partners or if our relationships with health plan partners change;
•Health plan partners may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform;
•Information technology system failures could interrupt our operations;
•We may lose key employees or fail to attract qualified employees;
•We currently depend on a small group of health plan partners for a substantial portion of our revenue;
•Our failure to grow our customer base or retain our existing customers;
•We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives;
•Our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents;
•Operating and growing our business may require additional capital;
•The Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders.

GoHealth, Inc.	2022 Form 10-K	2

KEY TERMS AND PERFORMANCE INDICATORS; NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we use a number of key terms and provide a number of key performance indicators used by management. We define these terms and key performance indicators as follows:
•“Adjusted EBITDA” represents, as applicable for the period, EBITDA as further adjusted for certain items discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
•“Adjusted EBITDA Margin” refers to Adjusted EBITDA divided by net revenues.
•“Submission” refers to either (i) a completed application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our dedicated services programs where GoHealth-employed agents are dedicated to certain health plan partners and agencies we partner with or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period.
•“Cost of Submission” refers to the cost to convert a prospect into a Submission. Cost of Submission is comprised of cost of revenue, marketing and advertising expenses, and customer care and enrollment expenses, excluding such expenses related to dedicated services programs where GoHealth-employed agents are dedicated to certain health plan partners and agencies we partner with.
•“Conversion Rate” refers to commissionable Submissions over qualified prospects.
•“EBITDA” represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense.
•“Encompass Solution” refers to the Company’s service offering which supports enrollment and engagement across the Medicare beneficiary journey and which is discussed further in Item 1. Business - Overview, below.
•“Sales per Submission” refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the number of Submissions for such period.
•“Sales/Cost of Submission” refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the cost to convert a prospect into a Submission (comprised of cost of revenue, marketing and advertising expenses, and customer care and enrollment expenses) for such period. Sales and Cost of Submission exclude amounts related to commissions through dedicated services programs where GoHealth-employed agents are dedicated to certain health plan partners and agencies we partner with.
•“LTV” refers to the Lifetime Value of Commissions, which we define as aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints.
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

GoHealth, Inc.	2022 Form 10-K	3

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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure, net income (loss), are presented in the tables below in this Annual Report on Form 10-K. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

GoHealth, Inc.	2022 Form 10-K	4

Part I
ITEM 1. BUSINESS
Overview
We are a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by two decades of insurance behavioral data to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically integrated consumer acquisition platform and highly skilled and trained agents has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With a current commissionable market of nearly $30 billion, over 10,000 Americans turning 65 years old every day and our significant presence in the Medicare space, we believe we will continue to be one of the top choices for insurance advice to help navigate one of the most important purchasing decisions individuals make.
Over the last two decades, we have consistently invested in our technology, data science and business processes to enroll people in health insurance plans while helping health plan partners scale their product and plan offerings. Our platform utilizes proprietary technology, machine-learning capabilities, data feedback, efficient business processes, and highly skilled and trained agents, to connect consumers with health plan partners through multiple channels. Through our platform, we primarily offer Medicare Advantage policies, but also offer a wide array of health insurance policies, including, but not limited to, Medicare Supplement and prescription drug plans.
For many consumers, choosing a health insurance plan is confusing and difficult, and seemingly small differences between health insurance plans can lead to significant out-of-pocket costs or lack of access to critical medicines, providers or facilities. We simplify the process by offering education, transparency and choice. This includes providing a large selection of health insurance plan choices, advice informed by consumers’ specific needs, transparency of health insurance plan benefits and fit, assistance accessing available government subsidies and a high-touch TeleCare team. The TeleCare team is focused on increasing consumer engagement with the GoHealth brand and helping consumers access their health insurance plan benefits. Health plan partners also benefit from our platform, especially those looking to access the large and fast-growing Medicare-eligible population. We believe health plan partners utilize our large-scale data and technology as well as our efficient marketing and conversion processes to reduce their Cost of Submission, compared to health plan partner-employed agent workforces.
We also provide services to consumers in our Medicare segments through our Encompass Solution. The Encompass Solution offers a differentiated way for Medicare beneficiaries to navigate the complex Medicare Advantage plan selection process and begin to utilize their new plan benefits with greater confidence. By working closely with our benefit consultants and dedicated health plan enrollment specialists, individuals can better understand the plan options available and receive more detailed, plan-specific information during the enrollment process. Coupled with the execution of our new member onboarding action plans, beneficiaries who enroll through our Encompass Solution typically exhibit higher customer persistency.
Over the past two decades, we have grown significantly and expanded into new market segments of insurance products. We create significant value for both consumers and health plan partners, through our marketplace, which is evidenced by our growth and strong customer engagement dynamics. Over the last six years, we have increasingly shifted our focus towards Medicare products. This shift in focus has enabled us to capitalize on:
•Strong demographic trends, with Medicare enrollment expected to grow from approximately 63 million individuals in 2020 to approximately 93 million individuals by 2060;
•The increasing proportion of the Medicare-eligible population that is choosing commercial insurance solutions, with 48% of Medicare beneficiaries, or approximately 28.4 million people, enrolled in Medicare Advantage plans in 2022, an increase of approximately 2.2 million people from 2021 to 2022; and
•Health plan partners’ historic reliance on an antiquated traditional field agent driven sales process lacking in transparency, choice and convenience and ripe for disruption by digitally-enabled and technology-driven marketplaces like our platform.
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
Our Business Model
Our Platform

GoHealth, Inc.	2022 Form 10-K	5

Our platform utilizes proprietary technology, machine-learning capabilities, data, efficient business processes, and highly skilled and trained agents to generate a revenue stream that benefits from favorable demographic trends. The key components of our platform are:
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
•The Marketplace: Our proprietary Marketplace technology features decision support tools and seamlessly integrates with health plan partner enterprise systems, empowering our highly skilled and trained agents to quickly and efficiently select the right health insurance plan for each consumer based on their specific needs and enroll them in those plans.
•TeleCare Team: Our high-touch TeleCare team is focused on increasing consumer engagement with the GoHealth brand and helping consumers access their health insurance plan benefits..
•Scalable and Compliant Infrastructure: Our cloud infrastructure and compliance-by-design technology ensures scalability and compliance across our platform, essential in a highly regulated industry and crucial from a health plan partner perspective.
Our Value Proposition: Scale Benefits and Sales/Cost of Submission Focus
We believe that Sales/Cost of Submission is the best metric to provide insight into the efficiency and performance of our integrated platform. We focus on strengthening the key drivers of Sales/Cost of Submission, including marketing costs, the consumer lead to customer conversion rate and customer satisfaction. While we offer both do-it-yourself and agent-assisted channels to accommodate consumers’ preferences, we believe that for most qualified Medicare prospects, an agent-assisted model maximizes Sales/Cost of Submission. As we continue to scale our platform, we improve our key drivers through specialization and optimization using our proprietary data and machine-learning.
We believe the key components of our platform are difficult to replicate for field-based agents, health plan partner-employed agents, and other digital or telesales competitors, making us increasingly valuable to health plans partners and consumers. As we increase the number of Submissions, our data on qualified prospect, agent, and health plan partner performance becomes richer, feeding into our machine-learning and data science-enabled feedback loops, making our marketing and technology even smarter. This differentiates us from other channels and competitors, allowing us to generate more consumer leads, convert those consumer leads to customers at a higher rate, serve our customers over a longer period of time, and reduce our Cost of Submission.
Our Products
We operate our business in four segments: (i) Medicare—Internal, (ii) Medicare—External, (iii) Individual and Family Plans, or IFP and Other—Internal and (iv) IFP and Other—External. The Medicare segments focus on sales of Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and Medicare Special Needs Plans (“SNPs”) for multiple health plan partners. The Medicare and IFP and Other segments are organized by distribution channel, as further described below:
•Internal: The internal segments primarily consist of sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple health plan partners, GoHealth-employed agents offering qualified prospects plans on a health plan partner-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY.
•External: The external segments represent sales of products and plans under GoHealth’s health plan partner contracts using an independent, national network of agents, or external agencies, which are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans and provide a means to earn a return on consumer leads that otherwise may have not been addressed.
The Medicare—Internal segment is the largest segment by revenue and a primary contributor to our growth and margin expansion. Over the last two years, we grew the Medicare—Internal segment multi-health plan partner channel agent count and prioritized the placement of qualified prospects into the Medicare—Internal segment. The Medicare—Internal segment also

GoHealth, Inc.	2022 Form 10-K	6

provides significant benefits to the broader business. For example, health plan partners that partner with us through one or more of our internal segment businesses will often supplement our marketing and technology investments. Additionally, the external segments can be used when the number of consumer leads in our marketplace is higher than we can address in a timely fashion using our internal channel.
The IFP and Other segments focus on sales of individual and family plans (which include fixed indemnity and major medical plans), dental plans, vision plans and other ancillary plans to individuals that are not Medicare-eligible. The IFP and Other segments represent a valuable source of diversification of products, health plans, consumers and revenue that are not tied solely to Medicare. Many of the products in the IFP and Other segments have a policy life under a single year.
Our Market and Trends Impacting the Industry
Demographic, consumer preference and regulatory factors are driving growth in the individual health insurance market. We service this market through the Medicare segments and the IFP and Other segments.
Medicare
Medicare enrollment is expected to grow significantly over the next 10 years as over 10,000 individuals turn 65 each day and become Medicare-eligible. The proportion of the population that is age 65 and older increased from 13% in 2011 to 17% in 2021 and is expected to reach 21% by 2030, according to the United States Census Bureau. As a result, Medicare enrollment is expected to grow from approximately 63 million individuals in 2021 to approximately 93 million individuals by 2060. This growth in Medicare enrollment will increase the numbers of qualified prospects for our marketing efforts. Internet usage by individuals age 65 and older is also increasing, with 75% using the Internet in 2021 compared to 46% in 2011 according to the Pew Research Center. Seniors are also transacting more online, with 55% of people age 65 and older making online purchases monthly.
In addition to the growth in Medicare-eligible beneficiaries and higher online usage, the interest in Medicare-eligible individuals in private Medicare plans is expected to continue to increase. In 2022, 48% of all Medicare beneficiaries were enrolled in Medicare Advantage plans and between 2021 and 2022, total Medicare Advantage enrollment grew by about 2.2 million beneficiaries. According to estimates, Medicare Advantage could reach as high as 61% of all Medicare-eligible individuals by 2032. Compared to original Medicare, Medicare Advantage has lower annual healthcare costs and access to greater benefits. In addition, we expect the increase in Medicare Advantage penetration to accelerate due to the COVID-19 pandemic because of increasing consumer preference for online and telephonic insurance enrollment as opposed to face-to-face consultations. We believe the increased penetration of Medicare Advantage, as well as the growth of the number of Medicare-eligible individuals, will lead to increased Submissions for marketplaces such as ours in the future. Consumers choose Medicare Advantage plans around a specific criteria set which includes premium, total expected costs out of pocket, provider network composition, formulary coverage and supplemental benefits, which we believe are more efficiently addressed through a non-field-based distribution channel.
The growth in Medicare-eligible seniors and growing interest in private Medicare plans has led to an increase in plan choices. In addition to the increase in plan choices, the differences between health insurance plans has increased significantly. For 2019, the Centers for Medicare and Medicaid Services (“CMS”) eliminated the meaningful difference requirement to improve competition, innovation and available benefit offerings and provide beneficiaries with affordable health insurance plans that are tailored to a consumer’s specific healthcare needs and financial situation. The types of supplemental benefits that health insurance plans cover increased in recent years and now cover transportation assistance, meal benefits, in-home support, telemonitoring, and caregivers support, among others. This growth in plan choices made education and assistance with plan selection more important for consumers and allows health plan partners to target specific Medicare Advantage plans with packages of benefits designed to be attractive to different segments of Medicare consumers. Marketplaces such as ours help educate consumers, and assist them in making informed plan choices. In addition, we specifically micro-target our marketing to precise populations to allow health plan partners to grow increasingly differentiated health insurance plans. This precise marketing is more difficult for traditional radio or television-based marketing channels.
Individual and Family Plans
After the passage of the Affordable Care Act (“ACA”), the individual health insurance market grew from 10.6 million enrollees in 2013 to 17.4 million enrollees in 2015. Such increase was driven by (1) the requirement to purchase health insurance, or the individual mandate, (2) the requirement that health plans not consider pre-existing medical conditions in coverage decisions and (3) premium subsidies for middle and lower income individuals that were also contained in that legislation. With the repeal of the individual mandate in 2017 and broader economic trends, such as gains in employment, which increased the number of people having job-based coverage, the individual market has declined. The relative importance of the IFP and Other segments continues to diminish as we allocate resources to the fast growing Medicare segments.
Our Health Plan Partner Relationships
We maintain longstanding, deeply integrated relationships with leading health plan partners in the United States, who have some of the industry’s most widely recognizable brands. For the twelve months ended December 31, 2022, 2021, and 2020, the primary health plan partners that we served in the Medicare segments were health plans owned by Humana, Elevance, United, and Centene. These high-quality relationships have resulted in strong health plan retention rates; since our inception, we have

GoHealth, Inc.	2022 Form 10-K	7

never had a health plan partner terminate for performance. We typically enter into contractual agency relationships with health plan partners that are non-exclusive and terminable on short notice by either party for any reason. Health plan partners often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.
We believe health plan partners see our method of acquiring consumers as scalable and efficient and, ultimately, as cost-advantageous compared to their own models, and provide us, in some cases, with marketing development. The health plan partners are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate revenues directly from the consumers to whom we sell insurance policies on behalf of health plan partners.
A core element of our value proposition to health plan partners relates to our ability to reliably place policies in compliance with applicable regulations and health plan-specific requirements. As such, we work closely with health plan partners to develop approved scripts and to undertake regular audits of our compliance with health plan partner requirements. In addition, our agents operate under compensation structures established to fully align their incentives with our compliance objectives.
Health plans owned by Humana, Elevance, United and Centene accounted for approximately 26%, 23%, 18% and 11% respectively, of net revenues for the twelve months ended December 31, 2022, approximately 28%, 22%, 16% and 17% respectively, of net revenues for the twelve months ended December 31, 2021 and approximately 40%, 29%, 13% and 9% respectively, of net revenues for the twelve months ended December 31, 2020.
We continue to focus on building out our health plan partner footprint in order to provide our consumers with a greater choice of health insurance plans. This expanded health plan partner footprint positions the Company well to help maximize the likelihood of finding the right policy for consumers, driving better conversion of incoming calls and higher persistency in plans.
Our Technology
We have a technology culture that incentivizes the relentless improvement of every measurable point of the consumer experience. We harness our data, in unison with a deep investment in data expertise, to power key decision engines that scrutinize every step of the consumer journey and identify areas where technology and process-improvement investment will most impact our unit economics, including driving improvements in Sales/Cost of Submission. We operate dozens of proprietary technology systems, which support a data-driven consumer acquisition, service, and retention lifecycle within the health insurance market.
•Consumer Lead Acquisition: We acquire consumer leads through many channels, including paid Internet searches, television advertising, direct mail, affiliate sources, organic traffic from GoHealth.com and other channels. We use our streaming data systems to monitor Cost of Submission, the attributes and volume of consumer leads, the efficiency of the sales process, and historical performance benchmarks on a real-time basis. These systems allow our marketing team and automated marketing systems to make informed consumer lead acquisition decisions, resulting in lower Cost of Submission. Further, we have engineered our online lead generation forms that capture consumer leads to conduct high-volume testing of our consumer lead systems. Finally, our Consent Manager system ensures the capture of verifiable consent to call or text each consumer lead in compliance with the Telephone Consumer Protection Act (“TCPA”).
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
•Outbound Contact and Qualification: Following SPLICE’s automated decision for consumer outreach, our automatic telephony system contacts the consumer and immediately places them on the phone with an agent, who gathers information to personalize the consumer’s sales experience, who we refer to as an Advocate. We also use the data gathered by our Advocates to improve the sales process by testing the questions our Advocates ask and building data models of how consumers’ answers affect agent-consumer fit, consumer-product fit, Cost of Submission, LTV, and long-term customer satisfaction.
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

GoHealth, Inc.	2022 Form 10-K	8

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
•Marketplace: After reviewing the consumer’s profile in BrokerOffice, the agent launches our Marketplace technology. Our Marketplace technology provides comparative shopping capabilities for all products available to the consumer in their geography and across health plan partners. It also ensures that while the agent has access to, and is able to compare, all products in the market, they only sell products for which they are appointed and licensed. The Marketplace has a growing set of decision support capabilities to guide the agent to the consumer’s ideal plan. For example, agents have the ability to look up each consumer’s providers and prescription drugs to compare their coverage inclusion and cost across plans. When the agent is ready to apply for a specific plan with the consumer, they may do so directly through the Marketplace. If the consumer requires time to consider the plan, the agent can send a personalized plan proposal either by email or SMS text message. Consumers can review proposals and enroll on their own directly from their phone, tablet, or computer.
•Electronic Applications: We utilize proprietary domain-specific language for the rapid development and deployment of compliant electronic insurance applications. We ensure that insurance applications can be built and validated using standard, reusable modules wherever appropriate, while still being able to seamlessly integrate custom components as necessary. Completed applications are delivered directly to the corresponding health plan partners through custom integration partnerships.
•Consumer Lifecycle Management: We receive application submission, commission, and book of business data regularly from each integrated health plan partner. We integrate this data with the other consumer data gathered throughout the consumer lifecycle to build a Retention Model using our machine-learning technology, which identifies consumers in need of engagement. Similar to many of our other systems, the Retention Model is continuously tested to increase performance and capability. We also use post-sale data from health plan partners to model how retention outcomes relate to consumer, marketing, and customer journey attributes so that every piece of our technology can be further optimized to maximize customer satisfaction and improve the sales process.
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

GoHealth, Inc.	2022 Form 10-K	9

Our Agents
Since our inception, our highly skilled and trained agents have enrolled millions of people in Medicare and individual and family plans. Our technology, lead distribution and workflow allow agents to work in our Benefits Center or to work remotely at home, providing us with a sustainable avenue for growth.
Our agent base consists of licensed Tier 2 and TeleCare agents who assist in guiding consumers through their healthcare journey. Our licensed Tier Two agents help consumers choose the best plan for them and enroll consumers into policies. TeleCare agents further engage and help consumers utilize their benefits and better engage consumers, helping drive higher satisfaction and persistency. Our agents benefit from a rigorous training program consisting of four-to-eight weeks of classroom and interactive instruction prior to engaging with consumers. Our training courses cover insurance licensing, compliance requirements, customer service interactions, live role playing, and systems use. We competitively compensate agents to incentivize their productivity, increase member retention and improve customer satisfaction. In addition to an hourly wage, we also compensate our agents through a structured bonus program. Our bonus program is designed to compensate agents based on the quality and quantity of their enrollments.
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
•Marketing Partners: Our marketing partner consumer acquisition channel consists of a network comprised of hundreds of partners that drive consumers to our ecommerce platform and Benefits Center. These partners include healthcare industry participants, such as insurance health plan partners, financial and online services partners in industries, such as banking and insurance, as well as affiliate organizations.
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

The Medicare segments are subject to regulations and guidelines issued by CMS that place a number of requirements on health plan partners, agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. State insurance departments also regulate the marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, our health plan partners are required to file with CMS and state departments of insurance certain of our platforms, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently, and may do so as a result of the effects of the end of the national health emergency declared in response to the COVID-19 pandemic.

There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. In particular, regulations promulgated pursuant to the Health Insurance Portability and Affordability Act of 1996 (HIPAA) require us to maintain the privacy of individually-identifiable health information that we

GoHealth, Inc.	2022 Form 10-K	10

collect on behalf of health plan partners, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. If we were to be found to have breached our obligations under HIPAA, we could be subject to enforcement actions by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) and state health regulators and lawsuits, including class action law suits, by private plaintiffs. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintained policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to HIPAA compliance initiatives from time to time.
In addition, we have entered into contracts with health plan partners and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information. The use and disclosure of certain data that we collect from consumers are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”), and state statutes implementing GLBA, which generally require brokers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements.

These requirements are evolving, and states are beginning to adopt additional requirements, including California, where the California Consumer Privacy Act of 2018 (“CCPA”) took effect beginning January 1, 2020, and was revised by the California Privacy Rights Act (CPRA), a ballot measure approved by California voters that became effective beginning January 1, 2023. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition to government action, health plan partner expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and health plan partner expectations and to protect against cybersecurity risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or termination of relationship with government-run health insurance exchanges and our members, marketing partners and health plan partners.
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

GoHealth, Inc.	2022 Form 10-K	11

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
Competition
The market for the distribution of health insurance products and plans is highly competitive, fragmented and evolving as purchasing behavior shifts from traditional field-based agent models towards digital and telephonic platforms. Our competition leverages a variety of channels including government-run health insurance exchanges, health plan partner-employed agents, field based independent agents and brokers, or platforms that distribute directly to the consumer digitally or telephonically. We aim to differentiate our products and services on the basis of our ability to match consumers with the insurance products that best match their needs by leveraging our health plan partner relationships, proprietary technology, machine-learning capabilities and extensive data, efficient business processes, and highly skilled and trained agents.
•Internet Marketers and Telesales Distribution Platforms: There are many marketing companies and distribution platforms that use the Internet or telesales models to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health plan partners. We compete with these companies using similar business models to ours, such as eHealth, Inc. and SelectQuote Inc., for qualified prospects, sales, and health plan partner relationships.
•Health Plan Partner-Employed Agents: Some health plan partners directly market and sell their plans to consumers through their own agents, call centers and websites. Although we offer health insurance plans for many of these health plan partners, they also compete with us by offering their plans directly to consumers. Most of these health plan partners have brand recognition, significant financial resources, and have become experienced in marketing their products to consumers through traditional and emerging channels.
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
•Government: We compete with the federal government’s original Medicare program in marketing Medicare insurance plans. CMS also offers Medicare-plan online enrollment, information and comparison tools, and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans (collectively, Medicare Plans). CMS has regulatory authority over Medicare Plans and can influence the competitiveness of Medicare Plans compared to the original Medicare program, as well as the compensation that health plan partners are allowed to pay to us.
Seasonality
The Medicare annual enrollment period occurs from October 15th to December 7th. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue and Encompass revenue are typically second-highest in our first quarter. The second and third quarters are known as special election periods, and commission revenue and Encompass revenue are lower during these quarters. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.
Human Capital Resources
As of December 31, 2022, we employed 2,467 employees. We employed 2,363 people in the United States and 104 in Slovakia. During the Medicare annual enrollment period, we typically hire additional full-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We consider our employee relations to be good.
We consider diversity and inclusion as part of what drives our success. Our diverse teams positively affect our relationships with consumers, health plan partners, and the communities we serve. We intend to continue to use the strength of our mission and our diverse people to continue to make a difference to the lives of our customers.

GoHealth, Inc.	2022 Form 10-K	12

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
As of December 31, 2022, approximately 52% of our global workforce and 42% of our employees in managerial roles identified as female. Additionally, as of December 31, 2022, approximately 3%, 32%, 13%, 5%, and 47%, of our global workforce identified as Asian, Black or African American, Hispanic or Latino, Other (defined as American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander, and Multiracial ethnicities), or White, respectively. As of December 31, 2022, approximately 4%, 28%, 9%, 4%, and 55%, of our employees in managerial roles identified as Asian, Black or African American, Hispanic or Latino, Other (defined as American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander, and Multiracial ethnicities), or White, respectively.
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

GoHealth, Inc.	2022 Form 10-K	13

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
Our business and operating results are heavily dependent on marketing and selling private Medicare plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance or equivalent state departments. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans are frequently changing. Many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed with CMS and reviewed and approved by health plan partners in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS review and health plan partner review. Changes to the laws, regulations and guidelines relating to the sale and marketing of Medicare plans, their interpretation or the manner in which they are enforced have been occurring with increased frequency with the expectation that changes to existing requirements and the imposition of new requirements will continue, and could be incompatible with these relationships, the manner in which we conduct our business, our platforms or our sale of Medicare plans, which could harm our business, operating results and financial condition.
Due to potential changes in CMS guidance, enforcement, interpretation or, in light of the COVID-19 pandemic, the sunset of waivers of existing laws, regulations and guidance applicable to our marketing and sale of Medicare products due to the end of the national health emergency, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health plan partners may object to or not approve aspects of our online platforms or marketing materials and processes and determine that certain existing aspects of our Medicare-related business are not in compliance with the applicable laws, regulations and guidance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period.

Our operating results may be adversely impacted by factors that impact our estimate of LTV.

We recognize revenue at the time a qualified prospect becomes a commissionable Submission by applying the latest estimated LTV for that product. We estimate commission revenue for each product by using a portfolio approach to a group of approved customers that are organized based on a variety of attributes, which we refer to as “vintages.” We estimate the cash commissions we expect to collect for each approved customer vintage by evaluating various factors, including, but not limited to, commission rates, health plan partners, estimated average plan duration, the regulatory environment, and historic cancellations of health insurance plans offered by health plan partners with which we have a relationship. On a quarterly basis, we recompute LTV at a vintage level for all outstanding vintages, review and monitor changes in the data used to estimate LTV as well as the cash received for each vintage as compared to our original estimates. The fluctuations of cash received for each vintage and LTV may be and has been significant and may or may not be indicative of the need to adjust LTVs for prior period vintages. Management analyzes these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we will adjust and have adjusted LTVs for the affected vintages at the time such determination is made. Changes in LTV may result and have resulted in an increase or a decrease to revenue and a corresponding increase or decrease to net commissions receivable accordingly.

As we continue to evaluate our LTV estimation models and the processes and controls related to the LTV estimation models, including to address the material weakness identified in Item 9A “Controls and Procedures” of this 2022 Annual Report on Form 10-K and our 2021 Annual Report on Form 10-K, we have made and will make further changes based on a number of factors and such changes could result in significant further increases or decreases in revenue. LTVs are estimates based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of commissionable Submissions into customers, forecasted average plan duration and forecasted commission rates we expect to receive per approved customer’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends. Changes in our historical trends will result in changes to our LTV estimates in future periods and, therefore, could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which

GoHealth, Inc.	2022 Form 10-K	14

we estimate LTVs, such as reduced conversion of commissionable Submissions to customers, increased health insurance plan termination or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a customer or other changes could harm our business, operating results and financial condition. We have seen, in the past several quarters, and continue to see such negative changes which have resulted in a negative revenue adjustments. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenues, we would need to write off the remaining commissions receivable balance, which could materially adversely impact our operating results and financial condition.

As an example, the forecasted average plan duration is an important factor in our estimation of LTV. We receive commissions from health plan partners for policies sold through us that go on to become customers of those health plan partners. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health insurance plan termination rates are calculated based on our historical data by plan type and for certain products, such as our Medicare Advantage products which constitute the majority of our revenue, and if we are unable to produce an accurate forecasted average plan duration, our business, operating results and financial condition may be adversely impacted. We have seen pressure, within the industry, on plan duration based upon increased customer churn and have made corresponding revenue adjustments. Additionally, from time to time, health plan partners may stop offering products in a geographic area. While in many cases, health plan partners will still support existing customers in those geographic areas, because they are no longer offering new plans, the retention of those customers may be adversely impacted, thereby impacting our expected LTVs.

Commission rates are also a factor in estimating our LTVs, which are impacted by a variety of factors, including the particular health insurance plans chosen by our customers, the health plan partners offering those plans, our customers’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and healthcare reform. Any reduction in our average commission revenue per customer could harm our business, operating results and financial condition.
Our business may be harmed if we lose our relationship with health plan partners or if our relationships with health plan partners change, particularly if we or our contracted health plan partners temporarily or permanently lose the ability to market and sell Medicare plans.
Our contractual relationships with health plan partners, including those with whom we have health plan partner-branded sales arrangements, are typically non-exclusive and terminable on short notice by either party for any reason. Health plan partners may be unwilling to allow us to sell their insurance products for a variety of reasons, including competitive or regulatory reasons, dissatisfaction with the insureds that we place with them or because they do not want to be associated with our brand. Additionally, in the future, an increasing number of health plan partners may decide to rely on their own internal distribution channels, including traditional in-house agents and their own websites, to sell their own products, which could limit or prohibit us from distributing their products. Also, because we do not have exclusive relationships with health plan partners, health plan partners can and do use our competitors to sell their products.
If a health plan partner is not satisfied with our services, it could cause us to incur additional costs and impact our profitability. For example, a health plan partner could terminate our services, decrease our commissions going forward or restrict our ability to market their products. Moreover, if we fail to meet our contractual obligations to any of our health plan partners, we could be subject to legal liability or lose our health plan partner relationships. In addition, these claims against us may produce negative publicity that could hurt our reputation and business and adversely affect our ability to retain business, find new consumers to sell products to or secure new business with other health plan partners.

In addition, with respect to the plans we sell in the IFP and Other segments and Medicare Supplement plans, health plan partners periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in health plan partners underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our platform, which could negatively impact our revenue.

We may decide to terminate our relationship with a health plan partner for a number of reasons and the termination of our relationship with a health plan partner could reduce the variety of insurance products we distribute. In connection with such a termination, we would lose a source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if we fail to develop new health plan partner relationships or offer customers a wide variety of insurance products.

We may also lose the ability to market and sell Medicare plans for one or more Medicare health plan partners. The regulations for selling Medicare health insurance are complex and can change frequently. If we, our agents, or a health plan partner violates any of the requirements imposed by CMS, or federal or state laws or regulations, a health plan partner may terminate our relationship or take other corrective action against us, or CMS may penalize a health plan partner by suspending, limiting, or terminating that health plan partners’ ability to market and sell Medicare plans. Moreover, if any of our health plan partners terminate its relationship with us for cause, we may have to disclose such termination to other health plan partners, which may result in termination of additional health plan partner relationships. Because the Medicare products we sell are sourced from a relatively small number of health plan partners, if we lose the ability to market one of those health plan partners’ Medicare plans,

GoHealth, Inc.	2022 Form 10-K	15

even temporarily, or if one of those health plan partners loses its Medicare product membership, our business, operating results and financial condition could be harmed.

Our gradual expansion of the Encompass Solution may not be as successful as we expect.

We have gradually expanded our Encompass Solution since unveiling it in late 2020. This expansion has resulted in an increase of the percentage of our revenue that qualifies as enterprise (as opposed to commission). Through our Encompass Solution, we generate revenue for providing various services and products including for generating and transferring leads to the health plan partners, providing onboarding services, and for partner marketing and enrollment services. Enterprise revenue does not use the LTV model and cash is collected on or around the time of service. We believe this solution provides greater member satisfaction and lasting, trusted relationships with members, which is a positive for all interested parties. If our health plan partners move away from the Encompass Solution model and insist on using the traditional LTV and commission based model, we may experience a negative impact on our operating results.

Our failure to grow our beneficiary base or retain our existing beneficiaries, including if we are unable to effectively advertise our products in a cost-effective way, could adversely impact our business, operating results and financial condition.

We receive commissions from health plan partners for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment and do not receive any commissions from renewals. Our beneficiaries may choose to discontinue their health insurance plans for a variety of reasons. Any decrease in the amount of time we retain our beneficiaries could adversely impact the estimated LTV we use for purposes of recognizing revenue. See “—Our operating results may be adversely impacted by factors that impact our estimate of LTV.” Moreover, if we are not able to successfully retain existing beneficiaries and limit health insurance plan turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed.

In addition, in certain circumstances, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare Advantage plan issued to the beneficiary. Similarly, the individual and family plans commission rates that we receive are typically higher in the first twelve months of a policy. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of beneficiaries to new plans, our business, operating results and financial condition would be harmed.

We use the Internet, television, radio, mail, e-mail and the telephone, among other channels, to market our services and to communicate with qualified prospects or our existing beneficiaries. Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising than we are able to purchase. Further, the cost of marketing and advertising may fluctuate significantly based on demand. If the cost of marketing and advertising increases for any reason, we may not be able to purchase as many advertisements as we typically would or would have to incur greater costs to do so. We also rely on third-party partners to generate leads on our behalf. If these third-party partners are not successful or do not provide us with quality leads, it may adversely impact our business.

Additionally, we derive a significant portion of our website traffic from potential beneficiaries who search for health insurance through Internet search engines and through social media. A critical factor in attracting beneficiaries to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. We rely primarily on paid advertisements to attract potential beneficiaries to our websites and otherwise generate demand for our services. To the extent the competition for advertising is high, we may experience increases in the cost of paid Internet search advertising and social media advertising. Further, the competition for search engine placement and social media presence increases substantially during the enrollment periods for Medicare-related health insurance and for individual and family health insurance. If paid search advertising costs or social media advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements or social media advertisements, in either case which would harm our ability to attract and retain customers.

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

GoHealth, Inc.	2022 Form 10-K	16

Potential beneficiaries also increasingly screen their incoming e-mails, telephone calls, and text messages, including by using screening tools and warnings, and, therefore, our customers or qualified prospects may not reliably receive our communications. In addition, telephone health plan partners may block or put customer warnings on calls originating from call centers. If we are unable to communicate effectively by e-mail or telephone with our customers and qualified prospects as a result of legislation, blockage, screening technologies or otherwise, our ability to attract and retain customers will be limited.

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

In general, the growth in our beneficiary base is highly dependent upon our success in attracting new beneficiaries during the Medicare annual enrollment period. In 2022, approximately 36.6% of our Medicare Advantage Submissions were sold during the three months ended December 31, 2022. If our ability to market and sell Medicare-related health insurance and individual and family plans is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors or issues with government-run health insurance exchanges, we could acquire fewer customers or suffer a reduction in our existing customer base and our business, operating results and financial condition could be harmed.

Health plan partners may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform, which could harm our business, operating results and financial condition.

Our commission rates from health plan partners are either set by each health plan partner or negotiated between us and each health plan partner. The commission rates we are paid are, for any given plan for a given customer, based on a number of factors, including the health plan partners offering those plans, the state of residence of customers, the laws and regulations in the jurisdictions where the customer is located, and the customer’s previous Medicare enrollment history (if any). Health plan partners have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the contractual relationships we have with them, including in certain instances by unilateral amendment of our contracts relating to commission rates or otherwise. For example, CMS could reduce the amount paid by CMS to Medicare Advantage plans or change the regulations and/or timelines applicable to the Medicare Advantage program, particularly in response to the COVID-19 pandemic, which could result in decreased commission rates or reduce health plan partner participation in the Medicare Advantage program. Changes of this nature could result in reduced commissions, or could impact our relationship with such health plan partners and potentially lead to contract termination. Because revenue in the Medicare segments is concentrated in a relatively small number of health plan partners, we are particularly vulnerable to changes in commission rates and changes in the competitiveness of our health plan partners’ Medicare products.

Information technology system failures could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our ability to sell insurance is dependent upon our information technology systems. In connection with sales of Medicare plans, CMS rules require that our health insurance agent employees utilize CMS-approved scripts and that we record and maintain the recording of telephonic interactions. We rely on telephone, call recording, customer relationship management and other systems and technology in our sales operations to sell Medicare plans, and we are dependent upon third parties for some of these systems and technologies, including our telephone services, which are provided by Five9, call recording systems and other communications systems. Health plan partners often audit these recordings for compliance purposes and listen to them in connection with investigating complaints. We have had in the past, and may in the future, experience failures of certain of our systems, including our telephone and call recording systems. For example, we have experienced failures of our systems due to power outages, which have negatively impacted our ability to sell plans. The effectiveness and stability of our systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technologies or any inability to handle increased business volume may have a material adverse effect on our business, operating results and financial condition and subject us to litigation or to actions by regulatory authorities.

Our management identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.

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

GoHealth, Inc.	2022 Form 10-K	17

controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
As described in Item 9A “Controls and Procedures” of our 2021 Annual Report on Form 10-K and this 2022 Annual Report on Form 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and December 31, 2022, and that as of such dates we had a material weakness in our internal control over financial reporting related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. This material weakness identified in Item 9A “Controls and Procedures” of our 2022 Annual Report on Form 10-K did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. However, until the material weakness is remediated and our associated disclosure controls and procedures improved, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.
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
In addition, our management’s review and evaluation of the sufficiency of our internal controls may not discover additional weaknesses in our internal control over financial reporting in the future. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements, which could result in violations of applicable securities laws and NASDAQ listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

Our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents.

The success of our operations is largely dependent on our licensed health insurance agents, upon whom we rely to sell insurance. To sell Medicare-related health insurance plans, agents must be licensed by the states in which they are selling plans and certified and appointed with the health plan partner that offers the plans in each applicable state. Because a significant number of Medicare plans are sold in the fourth quarter each year during the Medicare annual enrollment period, we retain and train a significant number of additional employees in a limited period of time. We must also ensure that our agents are timely licensed in a significant number of states and certified and appointed with the health plan partners whose products we sell. We depend upon our employees, state departments of insurance and health plan partners for the licensing, certification and appointment of our agents. We may not be successful in timely hiring or sourcing enough additional agents or other employees needed to operate our business. Even if we are successful in hiring or sourcing a sufficient number of agents, we may experience temporary shortages of agents due to illness, poor weather conditions or other natural disasters, personal emergencies and other events outside our control.

Our success in recruiting highly skilled and qualified agents can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. As a result of the highly competitive labor market in the U.S., our cost to hire and retain agents has increased. During periods when we face challenges recruiting high-performing agents, we tend to experience higher turnover rates. The productivity of our agents is influenced by their average tenure. Without qualified individuals to serve in customer facing roles, we may produce less commission revenue, which could have a material adverse effect on our business, operating results and financial condition. Retaining tenured agents has a direct impact on our operating efficiency and, correspondingly, our financial results.

We have implemented a work from home program for our agents. It may be more difficult for us to manage and monitor our agents in remote settings and we may have to expend more management time and incur more costs to do so. Agents may also face additional distractions working from home that may prevent them from efficiently selling plans. If our agents are not able to

GoHealth, Inc.	2022 Form 10-K	18

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

We currently depend on a small group of health plan partners for a substantial portion of our revenue, and further consolidation in the health insurance industry could exacerbate this risk.
We derive a large portion of our revenue from a limited number of health plan partners. Health plans owned by Humana, Elevance, United and Centene accounted for approximately 26%, 23%, 18% and 11%, respectively, of net revenues for the twelve months ended December 31, 2022, approximately 28%, 22%, 16% and 17% respectively, of net revenues for the twelve months ended December 31, 2021, and approximately 40%, 29%, 13% and 9% respectively, of net revenues for the twelve months ended December 31, 2020.
The health insurance industry in the United States has experienced a substantial amount of consolidation, resulting in a decrease in the number of health plan partners. Further consolidation in the health insurance industry, particularly involving one of our key health plan partners, could cause a loss of, or changes in, our relationship with that health plan partner and may reduce our commission or other revenue from that health plan partner. In the future, due to this consolidation, we may be forced to offer health insurance from a reduced number of health plan partners or to derive a greater portion of our revenue from a more concentrated number of health plan partners as our business and the health insurance industry evolve.
Our agreements with health plan partners to sell policies are typically terminable by our health plan partners without cause. Should we become dependent on fewer health plan partner relationships (whether as a result of the termination of health plan partner relationships, health plan partner consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with health plan partners, particularly in states where we distribute insurance from a relatively smaller number of health plan partners or where a small number of health plan partners dominate the market, and our business, operating results and financial condition could be harmed.

GoHealth, Inc.	2022 Form 10-K	19

Additionally, mergers among health plan partners or an acquisition of one health plan partner by another health plan partner may trigger changes to our agreements with such health plan partners. For example, health plan partners may unilaterally amend or terminate our agreements on short notice, which could adversely impact or terminate the commission payments that we receive from these health plan partners. Our revenue could be adversely impacted if we are unable to maintain currently existing levels of business with any of our significant health plan partners or if we are unable to offset any loss of business with alternative health plan partners. We expect that a small number of health plan partners will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health plan partners could adversely affect our business, operating results and financial condition.

Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the United States could materially adversely affect our business, operating results, financial condition and qualified prospects.

Our business depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, the ACA substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including the expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and the potential remains for additional challenges and amendments to the ACA in the future. In addition, changes to the Medicare marketing standards were finalized for the 2022 coverage year, with additional regulatory standards proposed for the 2024 coverage year that have had and will continue to have an impact on our business.

For instance, some health plan partners compensate us for marketing services, consistent with CMS regulations. If regulatory developments limit or remove the ability for health plan partners to compensate us through these funds, or the government determines that our arrangements do not meet the regulatory requirements, the compensation we receive from health plan partners would decline, which would materially and adversely impact our business, operating results and financial condition.

Various aspects of healthcare reform could also cause health plan partners to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. We rely heavily on SNPs during the special enrollment periods, which allows us to utilize our agents throughout the year. If states adopt new laws and regulations or modify the existing laws and regulations governing Medicaid, such changes could decrease the number of individuals eligible for Dual Eligible Special Needs Plans, which could have a material adverse impact on our business, operating results and financial condition. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the United States.

We rely on health plan partners to prepare accurate commission reports and send them to us in a timely manner.

Our health plan partners typically pay us a specified percentage of the premium amount collected by the health plan partner or a flat rate per policy during the period that a consumer maintains coverage under a policy. We rely on health plan partners to report the amount of commissions we earn accurately and on time. We use health plan partners’ commission reports to calculate our revenue, prepare our financial reports, projections, and budgets and direct our marketing and other operating efforts. It is often difficult for us to independently determine whether health plan partners are reporting all commissions due to us, primarily because the majority of the purchasers of our insurance products who terminate their policies do so by discontinuing their premium payments to the health plan partner instead of informing us of the cancellation. For example, there have been instances where we have determined that policy cancellation data reported to us by a health plan partners has not been accurate. To the extent that health plan partners inaccurately or belatedly report the amount of commissions due to us, we may not be able to collect and recognize revenue to which we are entitled, which would harm our business, operating results and financial condition. In addition, the technological connections of our systems with the health plan partners’ systems that provide us up-to-date information about coverage and commissions could fail or health plan partners could cease providing us with access to this information, which could impede our ability to compile our operating results in a timely manner.

Our quarterly results of operations may fluctuate significantly due to seasonality.

The Medicare annual enrollment period occurs from October 15th to December 7th each year. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue and Encompass revenue are typically second-highest in our first quarter. The individual and family health insurance open enrollment period runs from November 1st through December 15th of each year for most states, and we expect the number of approved applications for individual and family health insurance to be higher in the fourth quarter compared to other quarters of the year as a result. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a

GoHealth, Inc.	2022 Form 10-K	20

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

The performance, reliability and availability of our technology platform and underlying network infrastructures are critical to our financial results, our brand and our relationship with customers, marketing partners and health plan partners. Our attempts to enhance our technology platform and system infrastructure may not prevent system failures and interruptions, especially if we are unable to accurately project the rate or timing of increases in our website traffic or inbound call volume or for other reasons, some of which are completely outside our control. Additionally, we are also reliant on the systems of our health plan partners to submit plan enrollment applications from potential customers. We have in the past, and could in the future, experience significant failures and interruptions of our systems and the systems of our health plan partners, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period or during the open enrollment period under healthcare reform, the negative impact on us would be particularly pronounced.

We rely in part upon third-party vendors, including data center and bandwidth providers, to operate our technology platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any system failure or service level reduction that causes an interruption to, or decreases the responsiveness of, our services would impair our revenue-generating capabilities and damage our reputation. In addition, any loss of data could result in loss of customers and subject us to potential liability. Our databases and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fires, severe weather, pandemics and other natural disasters in parts of the world where we, our agents and vendors operate. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects.

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

We are pursuing initiatives to reduce costs, increase effectiveness, and optimize cash flow. As part of those initiatives, in August 2022, we began the implementation of a reduction in force that reduced the number of our employees by approximately 23.7%. The workforce reduction may result and has resulted in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our business, financial condition and results of operations. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. Going forward, we also intend to focus our efforts on a reduction in infrastructure costs, including with respect to our technology platform and underlying network infrastructures, which may have a negative impact on our business. We may not realize all of the anticipated cost savings or other benefits from such initiatives and the initiatives may have other effects, such as a reduction in revenue. Other events and circumstances, such as financial or strategic difficulties, delays, or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation of the initiatives may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our

GoHealth, Inc.	2022 Form 10-K	21

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

The market for selling health insurance plans is highly competitive. We compete with government provided tools and exchanges, local insurance agents throughout the United States, companies that advertise primarily through television, and companies that operate websites to provide services. In addition, many health plan partners also directly market and sell their own plans. Some of these competitors may be able to spend more on marketing campaigns, devote more resources to website and system developments, make more attractive offers to potential employees, and partner with more successful marketing partners and third-party providers.

In order to remain competitive against current and potential competitors, we must operate effectively and efficiently, continue to develop and improve our services and offerings and enhance our platform and system offerings. If we cannot successfully navigate this intense competitive market, it may negatively impact our business, operating results and financial condition.

In addition, new competitors may enter the market for the distribution of insurance products with competing insurance platforms, which could have an adverse effect on our business, operating results and financial condition. Our competitors could significantly impede our ability to maintain or increase the number of policies sold through our platform and may develop and market new technologies that render our platform less competitive or obsolete. In addition, if our competitors develop platforms with similar or superior functionality to ours and we are not able to produce certain volumes for our health plan partners, we may see a reduction in our marketing payments, our revenue would likely be reduced and our business, operating results and financial condition would be adversely affected.

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

Our arrangements with health plan partners, particularly those that contract with federal healthcare programs, are highly regulated and subject us to broadly applicable federal and state fraud and abuse and other federal and state healthcare and consumer protection laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including the following:

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

GoHealth, Inc.	2022 Form 10-K	22

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
•the TCPA, which prohibits us from using an automatic telephone dialing system to make certain telephone calls or transmit text messages to wireless telephone numbers without prior express consent or without consulting the Federal Trade Commission’s, or FTC, national “Do Not Call” registry. We have in the past and may in the future become subject to claims that we have violated the TCPA and/or other telemarketing laws. The TCPA provides for private rights of action and potential statutory damages for each violation and additional penalties for each willful violation; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by the patients themselves.

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

The offer, sale and purchase of health insurance is heavily regulated by various states and the regulatory landscape is constantly changing. States have adopted and will continue to adopt new laws and regulations, and it is difficult to predict how these new laws and regulations will impact our business. These rules and regulations could adversely impact our business because health plan partners may exit the market of selling such plans due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces customer demand for them.

Additionally, a long-standing provision in almost all states’ laws provides that once health insurance premiums are set by the health plan partner and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. State regulations generally prohibit health plan partners, agents and brokers from providing financial incentives, such as rebates, to their customers in connection with the sale of health insurance. As a result, we do not currently compete with health plan partners or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our technology platform, which would harm our business, operating results and financial condition. Although commissions do not currently have to be disclosed to the public, if commissions become more regulated and commissions paid to us have to be disclosed, it is possible that health plan partners may lower our commission rates, which could reduce our revenue.

State regulators require us to maintain a valid license in each state in which we transact health insurance business and further require that we adhere to sales, documentation and administration practices specific to that state. We must maintain our health insurance licenses to continue selling plans and to continue to receive commissions from health plan partners. In addition, each employee who transacts health insurance business on our behalf must maintain a valid license in one or more states. Because we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business.

In addition, we must ensure that our agents have received and maintain all licenses, appointments and certifications required by state authorities and our health plan partners in order to transact business.

Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New state insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with health plan partners, loss of commissions and/or our inability to sell health

GoHealth, Inc.	2022 Form 10-K	23

insurance plans, which could significantly increase our operating expenses, result in the loss of health plan partner relationships and our commission revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to certain requirements that dictate adverse regulatory actions in one jurisdiction be reported to other jurisdictions. We have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices and compliance with laws and regulations. We may be required to modify our practices in connection with the inquiries. Failure to adequately respond to such inquiries could result in adverse regulatory action that could harm our business, operating results and financial condition. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health plan partner confidence in us, which could significantly damage our brand.

If we are not successful in cost-effectively converting consumer leads into customers for which we receive commissions, our business, operating results and financial condition would be harmed.

Obtaining quality consumer leads is important to our business, but our ability to convert these consumer leads to customers is also a key to our success. Our growth depends in large part upon growth in Submissions in a given period. The rate at which we grow our Submissions directly impacts our revenue. In addition, the rate at which qualified prospects turn into commissionable Submissions impacts the expected LTV of our customers, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:

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
•health plan partners offering health insurance plans for which customers have expressed interest, and the degree to which our technology is integrated with those health plan partners;
•health plan partner guidelines applicable to applications submitted by customers, the amount of time a health plan partner takes to make a decision on that application and the percentage of submitted applications approved by health plan partners;
•the effectiveness of agents in assisting customers; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.

Our conversion rates can be impacted by changes in the mix of customers referred to us through our customer acquisition channels. We may make changes to our technology platform in response to regulatory requirements or undertake other initiatives in an attempt to improve the customer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of consumers who submit health insurance applications on our platform and are converted into approved customers could cause an increase in our Cost of Submission and impact our revenue in any given period. To the extent our conversion rate suffers, our customer base may decline, which would harm our business, operating results and financial condition.

We receive commission payments from health plan partners over time, but incur significant upfront expenses to enroll customers.

The enrollment of consumers on our platform requires significant upfront expenses, including marketing and advertising expenses and customer care and enrollment expenses, in order to generate qualified prospects, educate and enroll those consumers in our products and plans, and submit completed applications to health plan partners. However, the resulting commissions are generally paid to us over time, with the first payments often several weeks or months after we submit completed applications to our health plan partners. These factors cause us to require significant cash to fund our working capital needs, and our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted by us.

If we are unable to maintain effective relationships with our existing third-party marketing companies or if we do not establish successful relationships with new marketing companies, our business, operating results and financial condition could be harmed.

GoHealth, Inc.	2022 Form 10-K	24

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

GoHealth, Inc.	2022 Form 10-K	25

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

We are subject to these and other complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal information and other data. Compliance with existing and emerging privacy and cybersecurity laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies. In addition, any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to customers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including health plan partners, social media networks and other data providers, or cause our consumers to lose trust in us, which could have material impacts on our revenue and operations.

Risks from third-party products could adversely affect our businesses.

GoHealth, Inc.	2022 Form 10-K	26

We offer third-party products, including health insurance products. Insurance involves a transfer of risk and our reputation may be harmed and we may become a target for litigation if risk is not transferred in the way expected by customers and health plan partners. In addition, if these third party products do not provide the quality of service our customers expect, customers may correlate the negative experience with our service. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

If we are unable to develop new product and service offerings and expand our business scope to penetrate new markets and opportunities, our business, operating results and financial condition would be harmed.

Our business strategy includes expanding our existing products and services. We are investing in new opportunities to broaden our business scope to penetrate new markets and opportunities. However, we may not be able to execute on all of these investments. We may be limited by current or future laws, regulations and guidelines, health plan partners may not embrace these investments, and customers may not appreciate these products and services. In addition, these investments often rely upon appropriate and effective relationships with third parties and we may not find suitable partners. Failure to develop new and successful product and service offerings may hinder our growth potential and adversely affect our business, operating results and financial condition.

Our international operations subject us to additional risks which could have an adverse effect on our business, operating results and financial condition.

We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of December 31, 2022, 104 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to a company in Honduras. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations. For example, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the United States, European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.

The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities, including CMS, could seek to impose financial costs or restrictions on foreign companies providing services to customers or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, health plan partners may require us to use labor based in the United States for regulatory or other reasons. To the extent that we are required to use labor based in the United States, we may face increased costs as a result of higher-priced United States-based labor.

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

We believe that maintaining and enhancing our brand identity is critical to our relationships with our existing health plan partners and to our ability to attract new customers, marketing partners and health plan partners. We also intend to grow our brand awareness among consumers, marketing partners and health plan partners in order to further expand our marketplace and attract new consumers, marketing partners and health plan partners. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with health plan partners, marketing partners or customers, which would harm our business, operating results and financial condition.

GoHealth, Inc.	2022 Form 10-K	27

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

We provide information on our website, through our Benefits Center, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. If the information we provide on our website, through our Benefits Center, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, customers, health plan partners and others could attempt to hold us liable for damages, our relationships with health plan partners could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of commission revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. In the future, we may not be able to resolve these complaints without significant financial cost or impact to our brand or reputation. Our sales of individual and family plans that do not qualify as minimum essential coverage, thereby lacking the same benefits as major medical health insurance plans, may increase the risk that we receive complaints regarding our marketing and business practices due to the potential for customer confusion between such plans and major medical health insurance. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.
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

GoHealth, Inc.	2022 Form 10-K	28

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

A significant portion of our total assets consists of intangible assets. Intangible assets accounted for approximately 30.2% of total assets on our balance sheet as of December 31, 2022. During the twelve months ended December 31, 2022, we recorded no impairment charges. See Note 4 "Goodwill and Intangible Assets, Net" for further discussion over goodwill impairment charges. We evaluate goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of intangible assets could adversely affect our operating results and financial condition.

If we are unable to maintain a high level of service, our business, operating results and financial condition may be harmed.

One of the key attributes of our business is providing high quality service to our health plan partners and customers. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially and adversely affect our operating results. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle customer calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to absenteeism, training, turnover, disruptions at our facilities, including due to the effects of the COVID-19 pandemic, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our business, operating results and financial condition would be harmed.

Global economic conditions could materially and adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, pandemics, and conditions in the financial markets. A severe or prolonged economic downturn could adversely affect consumers’ financial condition and the demand for insurance products.

We are also exposed to risks associated with the potential financial instability of our health plan partners and customers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, customers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our health plan partners. In addition, events in the U.S. or foreign markets, such as the U.K.’s exit from the European Union, the worldwide effects from the COVID-19 pandemic and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our health plan partners may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if health plan partners are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect health plan partners and customers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect our business, operating results and financial condition.

Acquisitions of other businesses or technologies could disrupt and harm our business, operating results and financial condition.

GoHealth, Inc.	2022 Form 10-K	29

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

We may not be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we may not realize the anticipated benefits from the acquisition or that the financial markets or investors will negatively view the acquisition. Even if we successfully complete an acquisition, it could harm our business, operating results and financial condition.

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

Risks Related to Our Intellectual Property and Technology

We rely on data provided to us by customers, health plan partners and third-party lead suppliers to improve our technology and service offerings, and if we are unable to maintain or grow such data, we may be unable to provide customers with an insurance shopping experience that is relevant, efficient and effective, which could adversely affect our business.

Our business relies on the data provided to us by customers, health plan partners and third-party lead suppliers. The large amount of data that we use in operating our marketplace platform, and the accuracy of such data, is critical to our ability to provide a relevant, efficient and effective insurance shopping experience for customers. For example, if the data provided to us by our customers during the insurance shopping process is not accurate, our ability to match our customers with relevant and suitable insurance products would be impaired, which could lead to an increase in rejections of policies that we submit to health plan partners. Further, if we are unable to maintain or effectively utilize the data provided to us, the value that we provide to customers and health plan partners may be limited as well. If we do not obtain accurate data from our consumers or if we are unable to maintain or effectively utilize the data provided to us, consumers who use our platform could have a negative shopping experience, which could materially and adversely affect our business, operating results and financial condition.

GoHealth, Inc.	2022 Form 10-K	30

Our investments in our technology systems may not be sufficient to continually collect and retain sufficient data, and we may not be able to improve our data technologies to satisfy our operating needs. Failure to do so could materially and adversely affect our business, operating results and financial condition.

Our business is subject to security risks and, if we are subject to cyber-attacks, security breaches or otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, and the transmission of this information to their chosen health plan partner and to government. For example, in our online lead generation business, we collect and disclose names, contact information, date of birth, and sensitive information regarding the medical history of consumers. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we are required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.

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

Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation, cause the termination of relationships with government-run health insurance exchanges, health plan partners, and/or our customers, result in disruption or interruption to our business operations, marketing partners and health plan partners, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result.

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

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses, commonly referred to as “copyleft” licenses, require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. We try to insulate our proprietary code from the effects of such “copyleft” provisions. The policies we have in place to avoid usage of software from “copyleft” licenses, and the audits and other procedures we implement in an effort to ensure these policies are followed may not be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require

GoHealth, Inc.	2022 Form 10-K	31

us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source software change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open-source software into our proprietary software in a manner that may subject our proprietary software to an open-source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

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
Risks Related to Our Indebtedness

The amount of our indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

The total principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, as of December 31, 2022 was $518.1 million, all under our term loans. Our indebtedness could have significant effects on our business, such as:

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
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result and have resulted in higher interest expense with the recent increases in interest rates.

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

GoHealth, Inc.	2022 Form 10-K	32

Restrictions contained in our Credit Facilities impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

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

Pursuant to our Credit Agreement, we are required to maintain, on a consolidated basis, a maximum ratio of consolidated total net debt to consolidated EBITDA (with certain adjustments as set forth in the Credit Agreement), tested as of the last day of the most recently completed four consecutive fiscal quarters. Our ability to borrow under our Credit Agreement depends on our compliance with this financial covenant. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We may not satisfy the financial covenant in the future, and our lenders may not waive any failure to satisfy the financial covenant.

Risks Related to Our Organizational Structure

Our principal asset is our interest in GoHealth Holdings, LLC, and, as a result, we depend on distributions from GoHealth Holdings, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. GoHealth Holdings, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of GoHealth Holdings, LLC and its subsidiaries and distributions we receive from GoHealth Holdings, LLC. GoHealth Holdings, LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions. Although GoHealth Holdings, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to us, the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to GoHealth Holdings, LLC.

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

GoHealth, Inc.	2022 Form 10-K	33

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

Under the GoHealth Holdings, LLC Agreement, we intend to cause GoHealth Holdings, LLC, from time to time, to make distributions in cash to its equity holders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of GoHealth Holdings, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to GoHealth Holdings, LLC’s other equity holders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the Tax Receivable Agreement and (c) any acquisition of interests in GoHealth Holdings, LLC from other equity holders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to GoHealth Holdings, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

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

GoHealth, Inc.	2022 Form 10-K	34

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
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of Centerbridge and NVX Holdings. The interests of Centerbridge or NVX Holdings in any such challenge may differ from or conflict with our interests and your interests, and Centerbridge or NVX Holdings may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner or a Blocker Shareholder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner and/or a Blocker Shareholder, as applicable, will be netted against any future cash payments we might otherwise be required to make to such Continuing Equity Owner and/or such Blocker Shareholder, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner and/or a Blocker Shareholder, as applicable, for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and the IRS or a court may not agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner and/or a Blocker Shareholder that are the subject of the Tax Receivable Agreement.

Risks Related to the Ownership of our Class A Common Stock

The Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders.

As of December 31, 2022, the Founders and Centerbridge control, in the aggregate, approximately 62.6% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence

GoHealth, Inc.	2022 Form 10-K	35

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

Certain provisions of Delaware law and anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

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

GoHealth, Inc.	2022 Form 10-K	36

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

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

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

GoHealth, Inc.	2022 Form 10-K	37

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

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

GoHealth, Inc.	2022 Form 10-K	38

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

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in August 2022, we received a subpoena from the United States Attorney’s Office for the District of Massachusetts, seeking, among other things, information relating to our arrangements with certain insurance health plan partners. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters or any other legal proceeding, we may be forced to pay damages, fines or penalties, including revocation of our licenses to sell insurance, may be required to enter into consent decrees, stop offering our services or change our business practices, or may lose our relationships with health plan partners, any of which could adversely affect our business, financial condition or results of operations.

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
•technology changes, changes in consumer behavior or changes in merchant relationships in our industry;
•security breaches related to our systems or those of our merchants, affiliates or strategic partners;

GoHealth, Inc.	2022 Form 10-K	39

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

GoHealth, Inc.	2022 Form 10-K	40

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Chicago, Illinois, and consists of approximately 30,052 square feet of space used to support our marketing and advertising, technology and software development, and general and administrative functions. We lease an additional 42,000 square feet of office space in Chicago, Illinois, to support our customer care and enrollment function. We believe our existing properties, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of our business.
As part of our continued cost savings initiatives during the year ended December 31, 2022, we evaluated our portfolio of properties to identify where we no longer utilize the property for our business operations. As a result, we have entered into or are actively seeking sublease and termination agreements. This evaluation resulted in the complete or partial impairments of certain leased properties, including our properties in Lindon, Utah and Charlotte, North Carolina. For additional information about the operating lease impairment charges related to our leased properties, see Note 3, “Fair Value Measurements” and Note 11, “Leases.”
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for information about legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Vijay Kotte	45	Chief Executive Officer
Jason Schulz	46	Chief Financial Officer
Shane E. Cruz	43	Chief Strategy Officer
Brian Farley	53	Chief Legal Officer
Executive Officers
Vijay Kotte has served as GoHealth’s Chief Executive Officer since June 6, 2022 and serves on the Company’s Board of Directors. Mr. Kotte holds a Bachelor’s degree in Business Administration with a focus on Finance and Organizational Management from Emory University and a MBA from Kellogg School of Management, Northwestern University.
Jason Schulz has served as GoHealth’s Chief Financial Officer since June 6, 2022. Mr. Schulz holds a Bachelor’s degree in Business Administration from the University of Northern Colorado, an MBA from Washington University of St. Louis, and is a Certified Management Accountant.
Shane E. Cruz has served as GoHealth’s Chief Strategy Officer since 2022 and prior to that was the Chief Operating Officer since 2020 and the Chief Technology Officer since 2014. Mr. Cruz holds Bachelor of Science degrees in Computer Science and Engineering and a Master of Engineering in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.
Brian Farley has served as GoHealth’s Chief Legal Officer and Corporate Secretary since 2020. Mr. Farley holds a Bachelor of Arts in Political Economics from Colorado College, a Juris Doctor from The George Washington University National Law Center and an Executive Master’s in Business Administration from the University of Colorado.
The following table provides information regarding our members of our board of directors as of the date of this Annual Report on Form 10-K:

GoHealth, Inc.	2022 Form 10-K	41

Name	Age	Position(s)
Clinton P. Jones	45	Co-Founder, Co-Chair of the Board of Directors
Brandon M. Cruz	45	Co-Founder, Co-Chair of the Board of Directors
Vijay Kotte	45	Chief Executive Officer
David Fisher	53	Director
Joseph G. Flanagan	51	Director
Jeremy W. Gelber	47	Director
Alexander E. Timm	34	Director
Christopher Litchford	38	Director
Karolina Hilu	41	Director

GoHealth, Inc.	2022 Form 10-K	42

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades under the symbol “GOCO” on The Nasdaq Global Market and has been publicly traded since July 15, 2020. Prior to this time, there was no public market for our Class A common stock.
As of March 8, 2023, there were 1 and 11 Class A and Class B common stockholders of record, respectively. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Recent Sales of Unregistered Securities
None.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. The Series A redeemable convertible preferred stock ranks senior to the shares of our Class A common stock and Class B common stock with respect to dividend rights. Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%, whether or not declared. Holders of Series A-1 convertible preferred stock are only entitled to dividends if we declare such dividends.
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
Reverse Stock Split
On November 10, 2022, the Board of Directors approved a resolution to effect a reverse stock split such that every holder of Class A common stock and Class B common stock (together, “Common Stock”) received one share of the respective class of stock for every fifteen shares of Common Stock held (the “Reverse Stock Split”). The Reverse Stock Split also adjusted the LLC Interests. The authorized shares and par value per share of the Common Stock and preferred stock were not adjusted as a result of the Reverse Stock Split. With respect to the Series A redeemable convertible preferred stock, the conversion price was automatically adjusted to account for the Reverse Stock Split for such shares. Share and per share amounts of preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split became effective on November 17, 2022.
Purchase of Equity Securities by the Issuer and Affiliated Purchaser
A total of 12,732 shares of Class A common stock were withheld to cover the tax liability resulting from the vesting of restricted stock units during the twelve months ended December 31, 2022. These withheld shares are recorded as treasury stock on the Consolidated Balance Sheets.
ITEM 6. [RESERVED]

GoHealth, Inc.	2022 Form 10-K	43

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
Overview
We are a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve access to healthcare in America. Our proprietary technology platform leverages modern machine-learning algorithms powered by nearly two decades of insurance behavioral data to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. Our differentiated combination of a vertically integrated consumer acquisition platform and highly skilled and trained agents has enabled us to enroll millions of people in Medicare and individual and family plans since our inception. With a current commissionable market of nearly $30 billion, over 10,000 Americans turning 65 years old every day and our significant presence in the Medicare space, we believe we will continue to be one of the top choices for insurance advice to help navigate one of the most important purchasing decisions individuals make.
Update on Business Trends and Strategy
The Company is part of a dynamic market and, as expectations evolve, the Company likewise works to evolve in parallel its business strategies and priorities. The pressures on LTVs in 2021 that we previously observed and discussed have continued throughout 2022, as beneficiaries appear to change plans more frequently. In response to these market pressures, during 2022, the Company focused its efforts on delivering efficiency, with an emphasis on optimization as opposed to revenue maximization. As a result, we refined the size of our sales force to align with our focus on quality, and we expanded our Encompass Solution by offering Encompass Connect and Encompass Engage to our health plan partner members. Our Encompass Solution moves away from the traditional LTV revenue structure and, alternatively, cash is collected in advance or in close proximity to the point in time revenue is recognized.

Encompass Connect is designed to focus on consumer acquisition and to provide enrollment related services to our participating partners. Using machine learning technology, our agents aim to effectively qualify and match individuals with the best plan. This combination of technology and experienced agents delivers a personalized matching process that incorporates consumers’ top priorities and helps them to understand associated tradeoffs across various benefits as they select and enroll in a plan.

Encompass Engage includes post-enrollment member outreach and engagement services. Our agents strive to alleviate the confusion that beneficiaries often feel by facilitating an onboarding experience customized to a members’ plan and health needs.

With leading proprietary technology and consumer insights, our end-to-end Encompass Solution offers a differentiated way for Medicare beneficiaries to navigate the complex Medicare Advantage plan selection process and begin to utilize their new plan benefits with greater confidence. By working closely with our benefit consultants and dedicated health plan enrollment specialists, individuals can better understand the plan options available and receive more detailed, plan-specific information during the enrollment process. Coupled with the execution of our new member onboarding action plans, beneficiaries who enroll through our Encompass Solution exhibit higher customer persistency.

Additionally, the Company made the strategic decision to exit its non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass Solution, to focus on its core business. The financial benefit of this change will begin to flow through the Company’s results in the second quarter of 2023, while the exit is expected to be complete in the third quarter of 2023. During the year ended December 31, 2022, non-Encompass BPO Services contributed $110.9 million of net revenue.

Ownership
GoHealth, Inc. is the sole managing member of GoHealth Holdings, LLC. Although we have a minority economic interest in GoHealth Holdings, LLC, we have the sole voting interest in, and control of the business and affairs of, GoHealth Holdings, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GoHealth Holdings, LLC and records significant

GoHealth, Inc.	2022 Form 10-K	44

non-controlling interests in a consolidated entity in GoHealth, Inc.’s Consolidated Financial Statements for the economic interest in GoHealth Holdings, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the twelve months ended December 31, 2022, 2021, and 2020 were 61.1%, 67.0% and 73.8%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of December 31, 2022, is as follows:
The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 6, “Stockholders' Equity” of the Notes to Consolidated Financial Statements.
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

GoHealth, Inc.	2022 Form 10-K	45

Results of Operations
The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021. A discussion and analysis regarding our results of operations for fiscal year 2021 compared to fiscal year 2020 that are not included in this Annual Report on Form 10-K can be found in our Annual Report on Form 10-K filed with the SEC on March 16, 2022.
The following table sets forth the components of our results of operations for the periods presented:

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
	Dollars	Dollars	Dollars
Net revenues:
Commission	$341,467	$881,263	$671,140
Enterprise	290,208	181,152	206,210
Net revenues	631,675	1,062,415	877,350
Operating expenses:
Cost of revenue	187,670	239,335	199,202
Marketing and advertising expense	207,559	365,141	206,864
Customer care and enrollment	260,902	319,103	165,497
Technology expense	46,094	48,429	59,348
General and administrative	116,530	98,183	197,229
Amortization of intangible assets	94,057	94,056	94,056
Operating lease impairment charges	25,345	1,062	—
Restructuring and other related charges	12,184	—	—
Goodwill impairment charges	—	386,553	—
Change in fair value of contingent consideration liability	—	—	19,700
Total operating expenses	950,341	1,551,862	941,896
Income (loss) from operations	(318,666)	(489,447)	(64,546)
Interest expense	57,069	33,505	32,969
Loss on extinguishment of debt	—	11,935	—
Other (income) expense, net	(115)	(669)	(358)
Income (loss) before income taxes	(375,620)	(534,218)	(97,157)
Income tax expense (benefit)	764	(24)	43
Net income (loss)	$(376,384)	$(534,194)	(97,200)
Net income (loss) attributable to noncontrolling interests	(227,678)	(344,837)	(52,933)
Net income (loss) attributable to GoHealth, Inc.	$(148,706)	$(189,357)	$(44,267)
Non-GAAP financial measures:
EBITDA	$(211,549)	$(393,206)	$34,364
Adjusted EBITDA	$(129,776)	$33,821	$271,029
Adjusted EBITDA margin	(20.5)%	3.2%	30.9%
The following are our components of net revenue and results thereof for the twelve months ended December 31, 2022 and 2021:

Commission net revenues	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$341,467	$881,263	$(539,796)	(61.3)%	54.1%	82.9%
The $539.8 million, or 61.3% decrease was primarily attributable to reduced agent headcount and lower penetration through commissions revenue in the Medicare-Internal segment, which reflects the expansion of the Encompass Solution within enterprise revenue. Additionally, we recorded an increase of $110.3 million in negative revenue adjustments relating to performance obligations satisfied in prior periods. These negative revenue adjustments relate to the pressures we are seeing on LTVs as beneficiaries change plans more frequently, resulting in a lower plan duration than estimated. This decline was partially offset by an increase in commissions net revenues in the Medicare-External segment.

GoHealth, Inc.	2022 Form 10-K	46

Enterprise net revenues	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$290,208	$181,152	$109,056	60.2%	45.9%	17.1%
The $109.1 million or 60.2%, increase was primarily attributable to an increase of $105.2 million related to Encompass revenue. We attained higher penetration through the Encompass Solution during the twelve months ended December 31, 2022, which contributed to a corresponding decrease in sales volume within commissions net revenues in the Medicare-Internal segment.
The following are our key components of operating expenses and results thereof for the twelve months ended December 31, 2022 and 2021:

Cost of revenue	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$187,670	$239,335	$(51,665)	(21.6)%	29.7%	22.5%
The $51.7 million, or 21.6%, decrease was primarily attributable to a $29.6 million increase in the cost of revenue impact of negative revenue adjustments relating to performance obligations satisfied in prior periods as well as declines in certain direct partner campaigns with revenue-sharing components, resulting in a decrease in cost of revenue. The decline was partially offset by a 30.9% increase in Submissions within the Medicare—External segment, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners.

Marketing and advertising expense	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$207,559	$365,141	$(157,582)	(43.2)%	32.9%	34.4%
The $157.6 million, or 43.2%, decrease was primarily attributable to an intentional pullback on marketing and advertising spend as we focused on cash flow optimization.

Customer care and enrollment	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$260,902	$319,103	$(58,201)	(18.2)%	41.3%	30.0%
The $58.2 million, or 18.2%, decrease was primarily attributable to intentional downsizing of our sales force to align with our strategic focus on quality and optimization.

Technology expense	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$46,094	$48,429	$(2,335)	(4.8)%	7.3%	4.6%
The $2.3 million, or 4.8%, decrease was primarily attributable to reduced headcount in our technology support functions during the year.

General and administrative	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$116,530	$98,183	$18,347	18.7%	18.4%	9.2%
The $18.3 million, or 18.7%, increase was primarily attributable to a $7.7 million increase in share-based compensation expense, a $5.2 million increase in consulting fees, and $2.2 million of executive severance expense. The remaining increase was driven by investments in corporate infrastructure, such as legal, human resources and finance.

Amortization of intangible assets	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$94,057	$94,056	$1	—%	14.9%	8.9%
Amortization of intangible assets expense was $94.1 million for both the twelve months ended December 31, 2022 and 2021, and relates to the amortization of developed technology and customer relationships.

GoHealth, Inc.	2022 Form 10-K	47

Operating lease impairment charges	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$25,345	$1,062	$24,283	2286.5%	4.0%	0.1%
As part of our continued cost savings initiatives, we are actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $25.3 million operating lease impairment charges during the second and third quarters of 2022, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. During second quarter of 2021, we recorded a $1.1 million operating lease impairment charge related to a sublease agreement entered into during the twelve months ended December 31, 2021. We continue to evaluate our portfolio of properties, and, therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Restructuring and other related charges	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$12,184	$—	$12,184	100.0%	1.9%	—%
During the twelve months ended December 31, 2022, we implemented restructuring initiatives as part of our strategic transformation to drive efficiency and optimize costs. As a result, we refined the size of our sales force to align with our focus on quality, resulting in $12.2 million of restructuring and other related charges.

Goodwill impairment charges	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$—	$386,553	$(386,553)	(100.0)%	—%	36.4%
The Company recognized goodwill impairment charges of $380.3 million and $6.2 million for the Medicare-Internal and Medicare— External reporting units, respectively, representing the full amount of goodwill associated with these reporting units, during the twelve months ended December 31, 2021.

Loss on extinguishment of debt	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$—	$11,935	$(11,935)	(100.0)%	—%	1.1%
The Company recognized a loss on extinguishment of debt of $11.9 million for the twelve months ended December 31, 2021, and relates to the expense recognized for the extinguishment of the Initial Term Loan Facility.

Interest expense	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$57,069	$33,505	$23,564	70.3%	9.0%	3.2%
The $23.6 million increase was due to additional debt outstanding on our Credit Facilities and increased interest rates.

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
We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. Adjusted EBITDA is used as a basis for certain compensation programs sponsored by the Company. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-

GoHealth, Inc.	2022 Form 10-K	48

GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Twelve months ended Dec. 31,
Non-GAAP Financial Measures	2022	2021	2020
Net revenues	$631,675	$1,062,415	$877,350
Net income (loss)	(376,384)	(534,194)	(97,200)
Interest expense	57,069	33,505	32,969
Income tax expense (benefit)	764	(24)	43
Depreciation and amortization expense	107,002	107,507	98,552
EBITDA	(211,549)	(393,206)	34,364
Share-based compensation expense (1)	32,124	27,297	6,929
Operating lease impairment charges (2)	25,345	1,062	—
Restructuring and other related charges (3)	12,184	—	—
Professional services (4)	4,752	—	—
Severance costs (5)	3,340	—	77
Legal fees (6)	3,478	180	—
Other (income) loss related to the adjustment of liabilities under the Tax Receivable Agreement (7)	550	—	—
Loss on extinguishment of debt (8)	—	11,935	—
Goodwill impairment charges (9)	—	386,553	—
Accelerated vesting of certain equity awards (10)	—	—	209,300
Change in fair value of contingent consideration liability (11)	—	—	19,700
IPO transactions costs (12)	—	—	659
Adjusted EBITDA	$(129,776)	$33,821	$271,029
Adjusted EBITDA margin	(20.5)%	3.2%	30.9%

(1)Represents non-cash share-based compensation expense relating to equity awards, as well share-based compensation expense relating to liability classified awards that will be settled in cash.
(2)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.
(3)Represents employee termination benefits and other associated costs related to restructuring activities, as described in Note 15. “Restructuring Costs” of the Notes to Consolidated Financial Statements.
(4)Represents costs associated with non-recurring consulting fees and other professional services.
(5)Represents costs associated with the termination of employment and associated fees unrelated to restructuring activities.
(6)Represents non-recurring legal fees unrelated to our core operations.
(7)Represents expense related to the measurement of our Tax Receivable Agreement obligation.
(8)Represents the loss on debt extinguishment related to the Initial Term Loan Facility.
(9)Represents goodwill impairment charges related to the Medicare— Internal and Medicare— External reporting units for the twelve months ended December 31, 2021.
(10)Represents non-cash share-based compensation expense relating to the accelerated vesting of performance-vesting units in connection with the IPO for the twelve months ended December 31, 2020.
(11)Represents the change in fair value of the contingent consideration liability due to the predecessor owners of the Company arising from the Centerbridge Acquisition.
(12)Represents legal, accounting, consulting, and other indirect costs associated with the Company’s IPO.

Adjusted EBITDA	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$(129,776)	$33,821	$(163,597)	(483.7)%	(20.5)%	3.2%

The decrease for the twelve months ended December 31, 2022 compared to the prior year period was primarily due to period-over-period declines in net revenues in the Medicare—Internal segment, as well as an increase of $80.7 million in the net impact of negative revenue adjustments relating to performance obligations satisfied in prior periods. The decline was partially offset by a decline in costs associated with reduced headcount and a pullback on marketing and advertising spend.

GoHealth, Inc.	2022 Form 10-K	49

Our Segments
Our operating segments have been determined in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The segment measurements provided to and evaluated by the chief operating decision maker are described in the Notes to Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.
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

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Net revenues:
Medicare—Internal	$421,273	$844,894	$667,293
Medicare—External	189,886	189,563	155,660
IFP and Other—Internal	17,972	19,687	32,271
IFP and Other—External	2,544	8,271	22,126
Net revenues	631,675	1,062,415	877,350
Segment profit (loss):
Medicare—Internal	(43,382)	84,345	296,865
Medicare—External	(31,260)	2,622	5,944
IFP and Other—Internal	4,654	2,819	4,269
IFP and Other—External	(1,502)	245	1,910
Segment profit (loss)	(71,490)	90,031	308,988
Corporate expense (1)	115,590	97,807	259,778
Amortization of intangible assets	94,057	94,056	94,056
Operating lease impairment charges	25,345	1,062	—
Restructuring and other related charges	12,184	—	—
Change in fair value of contingent consideration liability	—	—	19,700
Loss on extinguishment of debt	—	11,935	—
Goodwill impairment charges	—	386,553	—
Interest expense	57,069	33,505	32,969
Other (income) expense, net	(115)	(669)	(358)
Income (loss) before income taxes	$(375,620)	$(534,218)	$(97,157)
(1)The twelve months ended December 31, 2022 and 2021 includes $32.1 million and $27.3 million of share-based compensation expense associated with awards with service and performance conditions. The twelve months ended December 31, 2020 includes $6.9 million of share-based compensation expense associated with awards with service conditions, and $209.3 million of share-based compensation expense associated with the accelerated vesting of the Performance-Vesting Units in connection with the IPO.

Medicare-Internal Segment
The Medicare—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple health plan partners including through the Encompass Solution, GoHealth-employed agents offering qualified prospects plans on a health plan partner-specific basis, or sales of products and plans through our online platform without the assistance of our agents, which we refer to as DIY. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans and Medicare Special Needs Plans, or SNPs. We earn revenue in this segment through commissions paid by health plan partners based on sales we generated, as well as enrollment fees, hourly fees and other fees for services performed for specific health plan partners and other partners.

GoHealth, Inc.	2022 Form 10-K	50

Medicare-Internal Net Revenues	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$421,273	$844,894	$(423,621)	(50.1)%	66.7%	79.5%
The $423.6 million, or 50.1%, decrease was primarily attributable to reduced agent headcount, resulting in a 39.5% decrease in Submissions in the Medicare—Internal segment. This reduced agent headcount resulted from our strategic focus on revenue quality over quantity and cash flow optimization. The decline was also attributable to an increase of $83.7 million in negative revenue adjustments relating to performance obligations satisfied in prior periods. The decline was partially offset by favorable unit economics for sales through the Encompass Solution.

Medicare-Internal Segment Profit (Loss}	Twelve months ended Dec. 31,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(43,382)	$84,345	$(127,727)	(151.4)%	(6.9)%	7.9%
The $127.7 million, or 151.4%, decrease was primarily attributable to an increase of $78.0 million in the net impact of negative revenue adjustments relating to performance obligations satisfied in prior periods. This was coupled with incremental marketing and advertising spend in the first quarter of 2022 relative to the prior year period to capitalize on the Medicare Advantage Open Enrollment Period. The decline was partially offset by our more efficient operating model where we realized improvements in effectuation rates and contractual changes through our Encompass Solution.

Medicare-External Segment
The Medicare—External segment relates to sales of products and plans under GoHealth’s health plan partner contracts using an independent, national network of agents or external agencies, which are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans and provide us with a means to earn a return on leads that otherwise may have not been addressed. In this segment, we sell Medicare Advantage, Medicare Supplement, Medicare prescription drug plans, and SNPs. We earn revenue in this segment through commissions paid by health plan partners as a result of policy sales.

Medicare-External Net Revenues	Twelve months ended Dec. 31,				% of Net Revenues
	2022	2021	$ Change	% Change	2022	2021
	$189,886	$189,563	$323	0.2%	30.1%	17.8%
The $0.3 million, or 0.2%, increase was primarily attributable to a 30.9% increase in Submissions in the Medicare—External segment, due to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans using our technology and platform. The increase was partially offset by an increase of $26.6 million in negative revenue adjustments relating to performance obligations satisfied in prior periods.

Medicare-External Segment Profit (Loss}	Twelve months ended Dec. 31,				% of Segment Profit (Loss)
	2022	2021	$ Change	% Change	2022	2021
	$(31,260)	$2,622	$(33,882)	NM	(4.9)%	0.2%
The $33.9 million decrease was primarily attributable to an increase in the amount of expense we recognized pursuant to our revenue-sharing agreements with external agents and other partners as well as an increase of $2.7 million in the net impact of negative revenue adjustments relating to performance obligations satisfied in prior periods.

IFP and Other Segments
The IFP and Other—Internal segment relates to sales of products and plans by GoHealth-employed agents offering qualified prospects plans from multiple health plan partners, GoHealth-employed agents offering qualified prospects plans on a health plan partner-specific basis, or DIY. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not Medicare-eligible. We earn revenue in this segment through commissions paid by health plan partners based on sales we generate, as well as enrollment fees, and hourly fees and other fees for services performed for specific health plan partners and other partners.
The IFP and Other—External segment relates to sales of products and plans under GoHealth’s health plan partner contracts using external agencies, who use agents that are not employed by GoHealth. These agents utilize our technology and platform to enroll consumers in health insurance plans. We also sell consumer leads generated by us to external agencies. In this segment, we sell individual and family plans, dental plans, vision plans and other ancillary plans to individuals who are not

GoHealth, Inc.	2022 Form 10-K	51

Medicare-eligible. We earn revenue in this segment through commissions paid by health plan partners as a result of policy sales, as well as sales of consumer leads to external agencies.

	Twelve months ended Dec. 31,				% of Net Revenues
Net Revenues	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$17,972	$19,687	$(1,715)	(9)%	2.8%	1.9%
IFP and Other—External	2,544	8,271	(5,727)	(69)%	0.4%	0.8%
For both the IFP and Other—Internal and External segments, the decreases were driven by less investment in these segments and a strategic shift towards higher margin Medicare products.

	Twelve months ended Dec. 31,				% of Net Revenues
Segment Profit (Loss)	2022	2021	$ Change	% Change	2022	2021
IFP and Other—Internal	$4,654	$2,819	$1,835	65%	0.7%	0.3%
IFP and Other—External	(1,502)	245	(1,747)	(713)%	(0.2)%	NM
For the IFP and Other—Internal segment, the increase was attributable to a reduction in operating costs. For the IFP and Other—External segment, the decrease was primarily driven by a change in product mix sold by external agencies, as well as an overall strategic shift towards higher margin Medicare products.

Key Business Performance and Operating Metrics
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics for each segment, except for EBITDA and Adjusted EBITDA, which are not presented on a segment basis.
Submissions
Medicare Segments
Submissions are counted when an individual either (i) completes an application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our dedicated services programs where GoHealth-employed agents are dedicated to certain health plan partners and agencies we partner with or (ii) is transferred by our agent to the health plan partner through the Encompass marketplace during the indicated period. Not all Submissions will go into effect, as some individuals may fail to enroll or once enrolled may switch out of a policy within the disenrollment period during the first 90 days of the policy.
The following tables present the number of Submissions by product for each of the Medicare segments for the periods presented.

GoHealth, Inc.	2022 Form 10-K	52

	Twelve months ended Dec. 31,
Submissions	2022	2021	2020
Medicare-Internal
Medicare Advantage	482,356	793,267	419,815
Medicare Supplement	281	1,025	2,456
Prescription Drug Plans	11,347	22,322	11,705
Medicare-Internal Submissions	493,984	816,614	433,976
Medicare-External
Medicare Advantage	346,900	266,795	158,325
Medicare Supplement	458	2,531	5,254
Prescription Drug Plans	21,314	12,344	3,036
Medicare-External Submissions	368,672	281,670	166,615
Total Submissions
Medicare Advantage	829,256	1,060,062	578,140
Medicare Supplemental	739	3,556	7,710
Prescription Drug Plans	32,661	34,666	14,741
Total Medicare Submissions	862,656	1,098,284	600,591
Medicare—Internal Submissions were 493,984 and 816,614 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease was attributable to a decrease in agent headcount and associated opportunities resulting from our strategic focus on cash flow optimization, which was driven by a 43% decline in marketing and advertising expense.
Medicare—External Submissions were 368,672 and 281,670 for the twelve months ended December 31, 2022 and 2021, respectively. The increase was attributable to our ability to recruit and onboard additional external agents to enroll consumers in Medicare plans.
Sales Per Submission
Medicare Segments
Revenue per Submissions represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the number of Submissions for such period, as reported above. Aggregate commissions is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions per commissionable Submissions, and this figure excludes commissions through dedicated services programs where GoHealth-employed agents are dedicated to certain health plan partners and agencies we partner with. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. Sales per Submission represents revenues only from policies sold during the period, but excludes policies originally submitted in prior periods.
The following table presents the Sales per Submission by product for the Medicare segments for the periods presented:

	Twelve months ended Dec. 31,
Sales Per Submission	2022	2021	2020
Medicare Advantage	$929	$813	$1,013
Medicare Supplement	$965	$853	$838
Prescription Drug Plans	$109	$215	$215

The increase in Sales per Submission for Medicare Advantage was driven by our more efficient operating model where we realized improvements in effectuation rates and contractual changes through our Encompass platform.
The changes in Sales per Submission for Medicare Supplement and prescription drug plans were primarily due to changes in health plan partner mix.
Sales/Cost of Submission

GoHealth, Inc.	2022 Form 10-K	53

Medicare Segments
Sales/Cost of Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the cost to convert a prospect into a Submission (comprised of cost of revenue, marketing and advertising expenses and customer care and enrollment expenses) for such period. Sales and Cost of Submissions exclude amounts related to commissions through dedicated services programs where GoHealth-employed agents are dedicated to certain health plan partners and agencies we partner with. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in this Annual Report on Form 10-K.
The following are our Sales/Cost of Submission as well as our Cost of Submission, for our Medicare segments for the twelve months ended December 31, 2022 and 2021:

	Twelve months ended Dec. 31,
	2022	2021	2020
Sales/Cost of Submission	$1.3	$1.1	$1.4
Cost of Submission	$589,985	$781,515	$416,202
The increase in Sales/Cost of Submission is attributable to our strategic shift towards the Encompass model with improved operating efficiencies.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Note 1. “Description of Business and Significant Accounting Policies,” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At December 31, 2022, cash and cash equivalents totaled $16.5 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. During the year ended December 31, 2022, we raised $50.0 million through the issuance and sale of Series A redeemable convertible preferred stock. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of December 31, 2022, the Company had no amounts outstanding under the Revolving Credit Facilities and had a remaining capacity of $200.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the twelve months ended December 31, 2022, 2021, and 2020;

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$60,904	$(299,006)	$(114,217)
Net cash used in investing activities	$(13,512)	$(19,801)	$(14,523)
Net cash (used in) provided by financing activities	$(115,051)	$259,089	$260,663
Operating Activities

GoHealth, Inc.	2022 Form 10-K	54

Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation, depreciation and amortization, amortization of intangible assets, amortization of debt discount and issuance costs, goodwill impairment charges, loss on extinguishment of debt, operating lease impairment charges, non-cash restructuring charges; non-cash lease expense and the effect of changes in working capital and other activities.
Collection of commissions receivable depends upon the timing of the receipt of commission payments. If there were to be a delay in receiving a commission payment from a health plan partner within a quarter, the operating cash flows for that quarter could be adversely impacted.
A significant portion of marketing and advertising expense is driven by the number of qualified prospects required to generate the Submissions. Marketing and advertising costs are expensed and generally paid as incurred and since commission revenue is recognized upon approval of a submission but commission payments are paid to us over time, there are working capital requirements to fund the upfront cost of acquiring new policies.
Net cash provided by operating activities was $60.9 million for the twelve months ended December 31, 2022, compared to cash used in operating activities of $299.0 million for the twelve months ended December 31, 2021. The $359.9 million increase is primarily driven by a decrease in net loss of $157.8 million, a decrease in commissions receivable of $684.2 million, an increase in deferred revenue of $50.3 million, a decrease in prepaid expenses and other current assets of $20.8 million, a decrease in accounts receivable of $15.3 million, an increase in other liabilities of $9.1 million, and other adjustments for non-cash items of $10.4 million, partially offset by a decrease in accounts payable of $55.3 million, a decrease in commissions payable of $120.9 million, and a decrease in accrued liabilities of $25.2 million.
Investing Activities
Net cash used in investing activities decreased to $13.5 million for the twelve months ended December 31, 2022, from $19.8 million for the twelve months ended December 31, 2021. The decrease was primarily driven by a decrease in purchases of property and equipment and a decrease in capitalized internal-use software related to new technology, software, and systems. The Company is forecasting to increase its investment in developing technologies to support the continued growth in the Encompass Solution.
Financing Activities
Net cash used in financing activities was $115.1 million for the twelve months ended December 31, 2022, from net cash provided by financing activities of $259.1 million for the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022, the Company repaid $160.3 million on outstanding debt. This was partially offset by the issuance of 50,000 shares of Series A redeemable convertible preferred stock for an aggregate purchase price of $50.0 million recorded at fair value upon issuance, gross of issuance costs of $1.6 million. During the twelve months ended December 31, 2021, the Company received proceeds from borrowings, net of repayments and call premium paid on debt extinguishment, of $147.0 million.
Credit Facilities
Term Loan Facilities
On September 13, 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”). On March 23, 2020, the Company issued 444,444 of GHH, LLC Class B common units to a lender that is party to the Company’s Credit Agreement for $10.0 million in proceeds. The Company incurred $6.0 million of debt issuance costs associated with the Incremental Term Loan Facility, which are being amortized over the life of the debt to interest expense using the effective interest method.
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
On November 10, 2021, the Company entered into Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 6”). Amendment No. 6 provides $100.0 million of incremental term loans (the “2021-2 Incremental Term Loans”). The Company incurred $2.5 million of debt issuance costs associated with Amendment No. 6, which are being amortized over the life of the debt to interest expense using the effective interest method.

GoHealth, Inc.	2022 Form 10-K	55

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
On August 12, 2022, the Company entered into Amendment No. 8 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 8”). Amendment No. 8 provided that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 8 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for future reporting periods from December 31, 2022 through June 30, 2023. The Company incurred $1.0 million of debt issuance costs associated with Amendment No. 8, which are being amortized over the life of the debt to interest expense using the effective interest method.
On November 9, 2022, the Company entered into Amendment No. 9 to the Credit Agreement (“Amendment No. 9”). Amendment No. 9 provided that the Incremental Term Loan, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 9 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for the September 30, 2023 reporting period.
On March 15, 2023, the Company entered into Amendment No. 10 to the Credit Agreement (“Amendment No. 10”). Amendment No. 10 amended the Credit Agreement to convert the existing London Interbank-Offered Rate (“LIBOR”)-based rate applicable to the term loan and revolving credit facilities under the Credit Agreement to a Term Secured Overnight Financing Rate (“SOFR”) Rate with a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months, or six months, respectively, and a floor of 1.00%, effective on the amendment date.
The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of December 31, 2022, the Company had a principal amount of $113.7 million, $305.4 million, and $99.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 11.2% and 7.5% at December 31, 2022 and 2021, respectively. The 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rate was 11.2% and 6.0% at December 31, 2022 and 2021, respectively.
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
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of December 31, 2022. The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of December 31, 2021. The Revolving Credit Facilities had a

GoHealth, Inc.	2022 Form 10-K	56

remaining capacity of $200.0 million in the aggregate as of December 31, 2022 and $45.0 million as of December 31, 2021. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates at December 31, 2022 were 10.4% and 7.9%, respectively. At December 31, 2021 the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates were 7.5% and 5.0%, respectively.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
Covenants and Other Matters
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of December 31, 2022.
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
Seasonality
The Medicare annual enrollment period occurs from October 15th to December 7th. As a result, we experience an increase in the number of submitted Medicare-related applications during the fourth quarter and an increase in expense related to the Medicare segments during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, commission revenue and Encompass revenue are typically second highest in our first quarter. The second and third quarters are known as special election periods and are our seasonally smallest quarters. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.
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
•Share-based compensation;
•Goodwill and intangible assets;
•Impairment of operating lease ROU assets;
•Income taxes; and
•Liabilities pursuant to tax receivable agreements (“TRAs”).

GoHealth, Inc.	2022 Form 10-K	57

Revenue Recognition and Commissions Receivable
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services.
Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The accounting estimates and judgments related to the recognition of revenue require us to make assumptions about numerous factors, such as the determination of performance obligations and determination of the transaction price. The estimate of renewal commissions is considered variable consideration in the transaction price and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse and premium increase data, available industry and health plan partner experience data, historical payment data by segment and health plan partner, as well as current forecast data to estimate forecasted renewal considerations, and then to constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy terminates.
Commissions receivable includes the variable consideration for policies that may renew, and therefore, are subject to the same assumptions, judgments and estimates used when recognizing revenue as noted above.
Share-Based Compensation
We recognize compensation expense for all share-based awards, including time-vesting and performance-vesting profit units (collectively, “Profit Units”), restricted stock units (“RSUs”), stock options, performance stock units (“PSUs”), and stock appreciation rights ("SARs") based on the estimated grant date fair value of awards. Share-based compensation expense for Time-Vesting Units, RSUs, stock options, and PSUs are recognized on a straight-line basis over the requisite service or performance period, which is generally three to five years.
Effective September 13, 2019 and in conjunction with the Centerbridge Acquisition, the Company authorized the grants of non-voting Profit Units. Profit Units consist of both Time-Vesting Units and Performance-Vesting Units and their fair value is determined using a Monte Carlo simulation. The fair value of our market-based PSUs is also determined using a Monte Carlo simulation. Embedded in the simulation are several assumptions, including the expected life of the award based on estimates of the timing of a liquidity event, the expected dividend yield, the risk-free interest rate and the expected volatility. The Time-Vesting Units’ and market-based PSUs’ expense is recognized on a straight-line basis over a three and five year vesting period, respectively. The Performance-Vesting Units’ expense is recognized upon a liquidity event based on certain predetermined criteria. Upon completion of our IPO, the implied performance condition was satisfied, triggering an accelerated vesting and related compensation expense of $209.3 million in the third quarter of 2020.
We granted RSUs, stock options, PSUs, and SARs to employees and non-employee directors. The fair value of RSUs and performance-based PSUs are determined based on the stock price on the date of grant. The fair value of stock options is calculated using a Black-Scholes-Merton pricing model. Embedded in the pricing model are several assumptions, including the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility. The assumptions we use represent management's best estimates. If factors change and different assumptions are used, our compensation expense for stock options could be materially different for future grants. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally three to four years for RSUs, stock options, and PSUs. We recognize forfeitures as they occur.
The total initial fair value of the SARs is recorded as expense at the time of the grant for SARs with no future service requirement. The fair value of SARs with a future service requirement are recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Consolidated Balance Sheet.
Goodwill and Intangible Assets
We test goodwill for impairment on an annual basis in the fourth quarter of each year, on November 30th, or whenever events or changes in circumstances indicate that the goodwill may be impaired.
Judgment in the assessment of qualitative factors of impairment include macroeconomic, industry and market conditions, cost considerations, our financial performance, events specific to our company, industry or reporting unit and other relevant events. To the extent we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative test is then performed.

GoHealth, Inc.	2022 Form 10-K	58

Performing a quantitative impairment test for goodwill includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These level 3 fair value estimates and assumptions include, among others, cash flow projections and selecting an appropriate discount rate.
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
As a result of the annual goodwill impairment test conducted as of November 30, 2021, during the fourth quarter of 2021 the Company recognized goodwill impairment charges of $386.6 million, within "Goodwill impairment charges" in the Consolidated Statement of Operations. See Note 4 "Goodwill and Intangibles Assets" for further discussion over the goodwill impairment charges. There was no impairment of goodwill for the twelve months ended December 31, 2020.
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
Impairment of Operating Lease ROU Assets
The Company reviews operating lease ROU assets, in conjunction with other long-lived assets, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, unless facts and circumstances indicate otherwise. During the year ended December 31, 2022 and 2021, the Company was actively looking to terminate or sublease certain office spaces and call centers that were deemed no longer economically beneficial to the Company. As a result, these properties are considered individual asset groups for the purpose of testing for impairment.
The fair values were estimated using a discounted cash flows approach on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy. There are

GoHealth, Inc.	2022 Form 10-K	59

additional estimates and assumptions used to arrive at estimated future cash flows, including discount rate, downtime, abatement, and commissions.
As a result of the impairment testing over certain operating lease ROU assets, the Company recorded operating lease impairment charges of $25.3 million during the second and third quarters of 2022 and $1.1 million during the third quarter of 2021. With respect to the impairment charge for the twelve months ended December 31, 2022, a 5% increase or decrease to the market rent per square foot input would increase or decrease the estimated fair value and resulting impairment charge by approximately $1.0 million. See Note 3, “Fair Value Measurements,” for further discussion around fair value determinations. There was no operating lease impairment charge for the twelve months ended December 31, 2020.
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
As of December 31, 2022, the Company has determined that a $0.6 million liability related to the Tax Receivable Agreement arose from the Transactions. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include disclosure under this item.

GoHealth, Inc.	2022 Form 10-K	60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of GoHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoHealth, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' / members’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition: Estimated constrained lifetime value of commission revenue

GoHealth, Inc.	2022 Form 10-K	61

Description of the Matter
The Company recognized commission revenue of approximately $341.5 million in 2022 and the related commissions receivable was approximately $1,031.4 million at December 31, 2022. As described in Notes 1 and 10 to its consolidated financial statements, the Company’s commission revenue is recognized as the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product, also known as the constrained lifetime value (“LTV”) of the policy.

Auditing management’s determination of the LTV of commission revenue was complex and highly judgmental due to the complexity of the models used and the subjectivity required by the Company to: i. estimate the amount and timing of future cash flows, ii. calculate the amount of commission revenue that is probable of not being reversed (the constraint), and iii. determine the timing and amount of any adjustment revenue that results from changes in the estimates of previously recorded LTV based on an assessment of qualitative and quantitative factors, including actual cash received versus estimated cash collections of previously recorded LTV. The Company’s estimate of constrained LTV of commission revenue for each vintage is based on a number of assumptions, including estimating conversion of an approved applicant to a paying policyholder, forecasting persistency of a policyholder and forecasting the commission amounts probable to be received. These assumptions are based on historical experience, health plan partner experience, industry data and incorporate management’s judgment in interpreting those trends and in applying constraints.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the methodology used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialists to assist in our testing of the estimated persistency of policyholders, which includes policyholder attrition assumptions, used to develop the LTV, including performing certain corroborative calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain vintages to historical cash collection experience, including reperforming the calculations and assessing the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of changes to LTV and any decisions on the timing and amount of adjustment revenue recognized. We also reviewed analyst reports, press releases, and other relevant third-party and/or industry trends data for contrary evidence.

Operating lease right-of-use asset impairment assessment
Description of the Matter
The Company recognized operating lease right-of-use asset impairment charges of $25.3 million in 2022, and the Company’s operating lease right-of-use asset was $21.5 million at December 31, 2022. As described in Notes 1, 3 and 11 to its consolidated financial statements, the Company performs an assessment of its operating lease right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets is measured by comparing the carrying amount to the estimated future undiscounted cash flows. If it is determined that an asset is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. During 2022, the Company has been actively looking to terminate or sublease certain office space and call centers as part of the Company’s continued cost saving initiatives. These actions resulted in management recording $25.3 million operating lease right-of-use asset impairment charges.

Auditing management’s impairment assessment of certain operating lease right-of-use assets was complex and highly judgmental due to the significant estimation required to determine the fair value of the operating lease right-of-use assets. In particular, the fair value estimate was sensitive to significant assumptions, such as the future sublease market rental rates, future sublease market conditions and the discount rate.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the methodology used and significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company. With the assistance of our valuation specialist, we reviewed management’s methodology and tested management’s specialist’s fair value analysis by researching the market for data to compare to assumptions used in the discounted cash flow model and assessing whether the assumptions were supported by observable market data.

GoHealth, Inc.	2022 Form 10-K	62

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
March 23, 2023

GoHealth, Inc.	2022 Form 10-K	63

CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Twelve months ended Dec. 31,
	2022	2021	2020
Net revenues:
Commission	$341,467	$881,263	$671,140
Enterprise	290,208	181,152	206,210
Net revenues	631,675	1,062,415	877,350
Operating expenses:
Cost of revenue	187,670	239,335	199,202
Marketing and advertising expense	207,559	365,141	206,864
Customer care and enrollment	260,902	319,103	165,497
Technology expense	46,094	48,429	59,348
General and administrative	116,530	98,183	197,229
Amortization of intangible assets	94,057	94,056	94,056
Operating lease impairment charges	25,345	1,062	—
Restructuring and other related charges	12,184	—	—
Goodwill impairment charges	—	386,553	—
Change in fair value of contingent consideration liability	—	—	19,700
Total operating expenses	950,341	1,551,862	941,896
Income (loss) from operations	(318,666)	(489,447)	(64,546)
Interest expense	57,069	33,505	32,969
Loss on extinguishment of debt	—	11,935	—
Other (income) expense, net	(115)	(669)	(358)
Income (loss) before income taxes	(375,620)	(534,218)	(97,157)
Income tax expense (benefit)	764	(24)	43
Net income (loss)	(376,384)	(534,194)	(97,200)
Net income (loss) attributable to noncontrolling interests	(227,678)	(344,837)	(52,933)
Net income (loss) attributable to GoHealth, Inc.	$(148,706)	$(189,357)	$(44,267)
Net loss per share (Note 8):
Net income (loss) per share of Class A common stock — basic and diluted (1)	$(17.72)	$(26.80)	$(3.35)
Weighted-average shares of Class A common stock outstanding — basic and diluted	8,445	7,066	5,612
(1)Net loss per share of Class A common stock—basic and diluted for the twelve months ended December 31, 2020, is based on the post-IPO net loss from July 17, 2020 to December 31, 2020.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-K	64

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve months ended Dec. 31,
	2022	2021	2020
Net income (loss)	$(376,384)	$(534,194)	$(97,200)
Other comprehensive income (loss):
Foreign currency translation adjustments	(238)	(155)	66
Comprehensive income (loss)	(376,622)	(534,349)	(97,134)
Comprehensive income (loss) attributable to noncontrolling interests	(227,831)	(344,916)	(52,884)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(148,791)	$(189,433)	$(44,250)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-K	65

GOHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Dec. 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,464	$84,361
Accounts receivable, net of allowance for doubtful accounts of $89 in 2022 and $558 in 2021	4,703	17,276
Commissions receivable - current	335,796	268,663
Prepaid expense and other current assets	57,593	58,695
Total current assets	414,556	428,995
Commissions receivable - non-current	695,637	993,844
Operating lease ROU asset	21,483	23,462
Other long-term assets	1,721	3,608
Property, equipment, and capitalized software, net	25,282	24,273
Intangible assets, net	500,611	594,669
Total assets	$1,659,290	$2,068,851
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,148	$39,843
Accrued liabilities	53,334	52,788
Commissions payable - current	122,023	104,160
Short-term operating lease liability	8,974	6,126
Deferred revenue	50,594	536
Current portion of long-term debt	5,270	5,270
Other current liabilities	10,112	8,344
Total current liabilities	265,455	217,067
Non-current liabilities:
Commissions payable - non-current	253,118	274,403
Long-term operating lease liability	38,367	19,776
Long-term debt, net of current portion	504,810	665,115
Other non-current liabilities	5,839	—
Total non-current liabilities	802,134	959,294
Commitments and Contingencies (Note 12)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding at December 31, 2022. No shares issued and outstanding as of December 31, 2021. Liquidation preference of $50.9 million at December 31, 2022.	49,302	—
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 8,963 and 7,699 shares issued; 8,950 and 7,699 shares outstanding at December 31, 2022 and December 31, 2021, respectively.	1	1
Class B common stock – $0.0001 par value; 616,259 and 587,360 shares authorized; 13,054 and 13,690 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding at December 31, 2022; no shares issued and outstanding at December 31, 2021.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Treasury stock – at cost; 13 shares of Class A common stock at December 31, 2022	(345)	—
Additional paid-in capital	626,269	561,477
Accumulated other comprehensive income (loss)	(144)	(59)
Accumulated deficit	(357,023)	(208,317)
Total stockholders’ equity attributable to GoHealth, Inc.	268,759	353,103
Non-controlling interests	273,640	539,387
Total stockholders’ equity	542,399	892,490
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,659,290	$2,068,851
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-K	66

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY
(in thousands)

	Twelve months ended Dec. 31, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2022	7,699	$1	13,690	$1	—	$—	$561,477	$(208,317)	$(59)	$539,387	$892,490
Net loss								(148,706)		(227,678)	(376,384)
Issuance of Class A common shares related to share-based compensation plans	675	—					677				677
Share-based compensation expense							27,142				27,142
Foreign currency translation adjustment									(85)	(153)	(238)
Repurchase of shares to satisfy employee tax withholding obligations					(13)	(345)					(345)
Dividends accrued on Series A redeemable convertible preferred stock							(943)				(943)
Forfeitures of Time-Vesting Units			(47)	—							—
Redemption of LLC Interests and other	589	—	(589)	—			37,916			(37,916)	—
Balance at Dec. 31, 2022	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399

	Twelve months ended Dec. 31, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2021	5,613	$1	15,800	$1	$399,199	$(18,802)	$17	$1,018,739	$1,399,155
Cumulative impact of Topic 842						(17)		(46)	(63)
Cumulative impact of Topic 326						(141)		(398)	(539)
Net loss						(189,357)		(344,837)	(534,194)
Issuance of Class A common shares related to share-based compensation plans	17	—			989				989
Share-based compensation expense					27,297				27,297
Foreign currency translation adjustment							(76)	(79)	(155)
Forfeitures of Time-Vesting Units			(41)	—					—
Redemption of LLC Interests and other	2,069	—	(2,069)	—	133,992			(133,992)	—
Balance at Dec. 31, 2021	7,699	$1	13,690	$1	$561,477	$(208,317)	$(59)	$539,387	$892,490

GoHealth, Inc.	2022 Form 10-K	67

	Twelve months ended Dec. 31, 2020
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ / Members’ Equity
Balance at Jan. 1, 2020	$860,144	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Senior Preferred Earnout units	100,000									—
Issuance of Common Earnout Units	100,000									—
Issuance of common units	10,000									—
Net loss prior to the Transactions	(25,465)									—
Share-based compensation expense prior to the Transactions	1,182									—
Foreign currency translation adjustment prior to the Transactions	(59)									—
Effect of the Transactions	(1,045,802)			20,532	2	(524,947)			1,570,748	1,045,803
Issuance of common stock sold in IPO, net of offering costs		2,900	1			852,406				852,407
Effect of the Blocker Merger		2,712	—	(3,034)	(1)				(96,165)	(96,166)
Effect of purchase of LLC Interests				(1,699)	—				(508,320)	(508,320)
Settlement of Senior Preferred Earnout Units									(100,000)	(100,000)
Assumption of contingent consideration liability by significant shareholder						62,400				62,400
Share-based compensation expense upon vesting of performance-based profit units									209,300	209,300
Issuance of Class A common shares upon vesting of restricted stock units		1	—			—				—
Net loss subsequent to the Transactions							(18,802)		(52,933)	(71,735)
Share-based compensation expense subsequent to the Transactions						9,290			(3,540)	5,750
Partner distributions and other						49			(400)	(351)
Foreign currency translation adjustment subsequent to the Transactions								17	48	66
Balance at Dec. 31, 2020	$—	5,613	$1	15,800	$1	$399,199	$(18,802)	$17	$1,018,739	$1,399,155

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-K	68

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended Dec. 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$(376,384)	$(534,194)	$(97,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	27,142	27,297	216,229
Depreciation and amortization	12,945	13,451	4,496
Amortization of intangible assets	94,057	94,056	94,056
Amortization of debt discount and issuance costs	2,896	2,222	2,430
Loss on extinguishment of debt	—	11,935	—
Operating lease impairment charges	25,345	1,062	—
Change in fair value of contingent consideration	—	—	19,700
Goodwill impairment charges	—	386,553	—
Non-cash restructuring charges	976	—	—
Non-cash lease expense	4,017	5,033	—
Other non-cash items, net	(250)	(5)	(1,691)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	12,574	(2,758)	4,526
Commissions receivable	231,274	(452,950)	(427,467)
Prepaid expenses and other assets	2,140	(18,613)	(30,194)
Accounts payable	(24,795)	30,477	(5,340)
Accrued liabilities	546	25,745	4,358
Deferred revenue	50,058	(200)	(14,482)
Commissions payable	(3,423)	117,489	107,583
Operating lease liabilities	(6,597)	(4,885)	—
Other liabilities	8,383	(721)	8,779
Net cash provided by (used in) operating activities	60,904	(299,006)	(114,217)
Investing Activities
Purchases of property, equipment and software	(13,512)	(19,801)	(14,523)
Net cash (used in) provided by investing activities	(13,512)	(19,801)	(14,523)
Financing Activities
Repayment of borrowings	(160,270)	(298,970)	(3,878)
Proceeds from stock option exercises	5	—	—
Proceeds from sale of Series A redeemable convertible preferred stock	50,000	—	—
Issuance cost payments from issuance of Series A redeemable convertible preferred stock	(1,641)	—	—
Debt issuance cost payments	(2,697)	(4,108)	(6,293)
Repurchase of shares to satisfy employee tax withholding obligations	(345)	—	—
Principal payments under capital lease obligations	(103)	(318)	(293)
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	—	—	852,407
Payment of partial consideration to Blocker Shareholders in the Blocker Merger	—	—	(96,165)
Purchase of LLC Interests from Continuing Equity Owners	—	—	(508,320)
Settlement of Senior Preferred Earnout Units	—	—	(100,000)
Proceeds received upon issuance of common units	—	—	10,000
Proceeds from borrowings	—	565,000	117,000
Call premium paid for debt extinguishment	—	(5,910)	—
Distributions to non-controlling interests	—	—	(400)
Advancement to NVX Holdings, Inc.	—	3,395	(3,395)
Net cash (used in) provided by financing activities	(115,051)	259,089	260,663
Effect of exchange rate changes on cash and cash equivalents	(238)	(155)	35
Increase (decrease) in cash and cash equivalents	(67,897)	(59,873)	131,958
Cash and cash equivalents at beginning of period	84,361	144,234	12,276
Cash and cash equivalents at end of period	$16,464	$84,361	$144,234
Supplemental Disclosure of Cash Flow Information
Interest paid	$56,920	$28,244	$32,671
Income taxes paid	$486	$879	$286
Non-cash investing and financing activities:
Issuance of Senior Preferred Earnout Units to settle contingent consideration liability	$—	$—	$100,000
Issuance of common A and B units to settle contingent consideration liability	$—	$—	$100,000
Net issuance of Class A and Class B common stock in connection with the Transactions	$—	$—	$30
Settlement of contingent consideration liability	$—	$—	$62,400
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2022 Form 10-K	69

GOHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve healthcare in America. The Company works with insurance health plan partners to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s differentiated combination of a vertically integrated consumer acquisition platform and highly skilled and trained agents has enabled the Company to enroll millions of people in Medicare and individual and family plans since inception. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth”), a controlled subsidiary of the Company that was founded in 2008.
The Company was incorporated in Delaware on March 27, 2020 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of GoHealth Holdings, LLC, a Delaware limited liability company, and its controlled subsidiaries (collectively, "GHH, LLC"). On July 17, 2020, the Company completed an initial public offering of 2,900,000 shares of its Class A common stock at a public offering price of $315.00 per share (“the IPO”), receiving approximately $852.4 million in net proceeds, after deducting the underwriting discount and offering expenses.
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
•the issuance of 20,532,004 shares of the Company's Class B common stock, including the issuance of 15,293,288 such shares to the Continuing Equity Owners, which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately following the Transactions, for nominal consideration;
•the issuance of 2,900,000 shares of the Company’s Class A common stock to the purchasers in the IPO in exchange for net proceeds, after taking into account the underwriting discount and offering expenses payable by the Company, of approximately $852.4 million;
•the acquisition by the Company of the Blocker Company in a merger transaction (the “Blocker Merger”), which Blocker Company held 3,033,551 LLC interests and a corresponding amount of the Company’s Class B common stock (which shares were cancelled after the Blocker Merger), in exchange for 2,712,197 shares of the Company’s Class A common stock and payment of $96.2 million in cash to Blocker Shareholders;
•the use of the remaining net proceeds from the IPO to (i) pay $508.3 million in cash to redeem 1,698,645 LLC Interests held directly or indirectly by the Continuing Equity Owners, (ii) satisfy in full $100.0 million in aggregate face amount of senior preferred earnout units in connection with the Transactions and (iii) use for general corporate purposes; and
•the Company entered into (1) a stockholders’ agreement with Centerbridge and NVX Holdings, Inc., (2) a registration rights agreement with certain of the Continuing Equity Owners and (3) a tax receivable agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders.

GoHealth, Inc.	2022 Form 10-K	70

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
Immediately following the completion of the Transactions and the IPO, the Company owned 26.8% of the economic interests in GHH, LLC, while the Continuing Equity Owners owned the remaining 73.2% of the economic interests in GHH, LLC. Net income and loss is allocated to the Continuing Equity Owners on a pro rata basis, assuming that any Class B common units that are subject to time-based vesting requirements are fully vested. The net loss attributable to non-controlling interests for the twelve months ended December 31, 2022, 2021 and 2020 represents the Continuing Equity Owners’ pro rata share of net loss of the Company for the period subsequent to the IPO.
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax, LLC (“Norvax”). GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these Consolidated Financial Statements, GHH, LLC has not and does not have any material operations on a standalone basis and all of the operations of GHH, LLC are carried out by Norvax. On August 15, 2019, GHH, LLC entered a series of arrangements to acquire 100% of the equity interest in Norvax. On September 13, 2019, Blizzard Merger Sub LLC, a transitory merger company of Blizzard Midco, LLC, merged into Norvax, with Norvax continuing as the surviving limited liability company and GHH, LLC's operating entity (the “Acquisition”). The Acquisition’s purchase price allocation was final as of September 30, 2020 with no adjustments made in the measurement period.
The accompanying Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications had no impact on the Company’s financial position, results of operations, or cash flows. All share and per share amounts have been retroactively adjusted to reflect the one-for-fifteen reverse stock split. See Note 6. “Stockholders' Equity” for more information.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash includes all deposits in banks. The Company maintains its cash balances at financial institutions in the United States and Europe.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, unbilled receivables and commissions receivable. The maximum exposure risk of these accounts is equal to the amounts stated on the Company’s Consolidated Balance Sheets. The Company places its cash with high-credit-quality financial institutions and, at times, such deposits may be in excess of federally insured limits. To date, the Company has not experienced any losses on its cash balances and periodic evaluations of the relative credit standing of the financial institutions are performed.

Accounts receivable, unbilled receivables and commissions receivable are primarily derived from customers located in North America. The Company performs ongoing credit evaluations of customers’ financial condition and requires no collateral from customers. The Company maintains an allowance for doubtful accounts and credit losses based upon the expected collectability of accounts receivable, unbilled receivables and commissions receivable.
As of December 31, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 85%, or $37.6 million, of the combined total. As of December 31, 2021, three

GoHealth, Inc.	2022 Form 10-K	71

customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 87%, or $28.7 million, of the combined total.
Foreign Currency
The Company is exposed to currency fluctuations from certain vendors that transact business in Euros. Assets and liabilities of the Company’s foreign affiliate in Slovakia, which uses the local currency as its functional currency, are translated at period-end exchange rates, and income and expense items are translated at a rate that approximates the average exchange rate for the period. Translation adjustments are included as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other (income) expense, net and are immaterial for all periods presented.
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
Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance health plan partners for performance obligations that have been satisfied. The current portion of commissions receivable are future commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company estimates the allowance for credit losses using available information from internal and external sources, related to historical experiences, current conditions and forecasts. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other peer companies. Our estimated exposure of default is determined by applying these internal and external factors to our commission receivable balances.
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
Leases
The Company has entered into operating lease agreements primarily consisting of real estate and data centers. At inception of the arrangement, the Company determines if an arrangement is a lease. If an arrangement contains a lease, the Company

GoHealth, Inc.	2022 Form 10-K	72

recognizes a right-of-use (“ROU”) asset and a lease liability on the Consolidated Balance Sheets at lease commencement. The Company has elected the practical expedient to apply the short-term lease recognition exemption for leases with an initial term of 12 months or less.
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
After the lease commencement date, changes to a lease are assessed to determine if it represents a lease modification or a separate contract. If a modification exists, operating lease ROU assets and lease liabilities are remeasured using the present value of remaining lease payments and a revised estimated incremental borrowing rate upon lease modification.
We do not include any renewal options in the lease terms for calculating lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of lease commencement or at the time of a lease modification.
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
During the year ended December 31, 2021, the Company recognized goodwill impairment charges of $386.6 million, within "Goodwill impairment charges" in the Consolidated Statement of Operations, representing the full amount of goodwill associated with the Company. See Note 4, "Goodwill and Intangible Assets, Net," for further discussion over the goodwill impairment charges. There was no impairment of goodwill for the twelve months ended December 31, 2020.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, which include property, equipment, and capitalized software, net, operating lease ROU assets and definite-lived intangible assets, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable.
During the year ended December 31, 2022 and 2021, the Company recognized operating lease impairment charges of $25.3 million and $1.1 million, respectively. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. See Note 3, “Fair Value Measurements,” for further discussion around fair value determinations. There was no operating lease impairment charge for the twelve months ended December 31, 2020.

GoHealth, Inc.	2022 Form 10-K	73

Fair Value of Financial Instruments
The Company applies the accounting guidance related to fair value measurements and discloses information on all financial instruments reported at fair value that enables an assessment of the inputs used in determining the reported fair values. See Note 3, “Fair Value Measurements,” for further discussion around fair value determinations.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company is compensated by the receipt of commission payments from health insurance health plan partners whose health insurance policies are purchased through the Company’s ecommerce platforms or customer care centers. The Company also generates revenue from non-commission revenue sources, which it refers to as enterprise revenue and which include Encompass services, providing partner marketing and enrollment services, dedicated insurance agent resources for health plan partner-specific programs, sales of insurance leads to other marketing agencies and health plan partners and the implementation and use of the Company’s platform.
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
Commission Revenue
The Company recognizes commission revenue from the sale of insurance products at the point when health plan partners approve an insurance application produced by the Company. The Company records as commission revenue the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product. The Company defines its customer to be the health plan partner.
The Company typically enters into contractual agency relationships with health plans partners that are non-exclusive and terminable on short notice by either party for any reason. In addition, health plan partners often can terminate or amend agreements unilaterally on short notice, including provisions in agreements relating to the commission rates paid to the Company by the health plan partners. The amendment or termination of an agreement the Company has with a health plan partner may adversely impact the commissions it is paid on health insurance plans purchased from the health plan partner.
Compensation in the form of commissions is received from insurance health plan partners for the multiple types of insurance products sold by the Company on behalf of the health plan partners. For Medicare and non-Medicare eligible products, commission revenue generally represents a percentage of the premium amount expected to be collected by the health plan partner while the policyholder is enrolled in the insurance product, including renewal periods. The Company’s performance obligation is complete when a health plan partner has received and approved an insurance application. As such, the Company

GoHealth, Inc.	2022 Form 10-K	74

recognizes revenue at this point in time, which represents the total estimated lifetime commissions it expects to receive for selling the product after the health plan partner approves an application, net of an estimated constraint. The Company’s consideration is variable based on the amount of time it estimates a policy will remain in force. The Company estimates the amount of variable consideration that it expects to receive based on historical experience or health plan partner experience to the extent available, industry data and expectations as to future retention rates. Additionally, the Company considers application of the constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date. The Company does not have any remaining performance obligations in its commission contracts with customers.
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
The Company provides enrollment and engagement services through the Encompass Solution by offering Encompass Connect and Encompass Engage to our health plan partners. Encompass Connect is designed to focus on customer acquisition and to provide enrollment related services to our participating partners. Using machine learning technology, our agents aim to effectively qualify and match individuals with the best plan. The Company is compensated for generating and transferring leads to the health plan partners, and revenue is recognized at a point in time the lead is transferred. The Company’s performance obligation is complete when a health plan partner has received a lead, and consideration is variable based on if the lead results in an effective policy and whether that policy remains in force for 90 days. The Company estimates the amount of variable consideration that it expects to receive based on historical experience with commissions revenue or health plan partner experience to the extent available, and expectations as to future retention rates.

Encompass Engage includes post-enrollment member outreach and engagement services, including facilitating an onboarding experience customized to a members’ plan and health needs. The Company recognizes Encompass Engage revenue over time based on member retention and providing post-enrollment services.
The Encompass Solution also offers value-based care provider engagement, health risk assessments, social determinants of health screening and preferred pharmacy programs. The Company recognizes revenue for the related performance obligation at a point in time.
The Company is compensated for partner marketing and enrollment services, based on delivering call volumes or providing marketing services to certain insurance health plan partners. The Company is also compensated with performance-based enrollment fees relating to the enrollment of individuals into health insurance plans. The Company recognizes revenue over time for marketing services and at a point in time for enrollment services.
The Company provides direct partner campaigns, where trained agents are dedicated to partner programs that assist in producing health insurance policies. The Company is compensated for the hours incurred on the partner program at the time hours are incurred, and recognizes revenue accordingly.
The Company provides certain customers access to its technology platform, where it charges for the implementation and monthly access to the software. This application allows health plan partners the use of the Company’s ecommerce platform to

GoHealth, Inc.	2022 Form 10-K	75

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
Incremental Costs to Obtain a Contract
The Company reviewed its sales compensation plans, which are directed at converting leads into Submissions, and concluded that they are fulfillment costs and not costs to obtain a contract with a health plan partner, which the Company defines as its customer. Additionally, the Company reviewed compensation plans related to personnel responsible for identifying new health plan partners as well as entering into contracts with new health plan partners and concluded that no incremental costs are incurred to obtain such contracts.
Deferred Revenue
Deferred revenue includes amounts collected from partner marketing and enrollment services, the Encompass Solution, and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The Company expects to recognize revenue associated with these remaining performance obligations in the next 12 months.
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
Marketing and Advertising
Marketing expense consists primarily of expenses associated with the Company’s direct, online advertising and marketing partner channels, in addition to compensation (including share-based compensation expense) and other expenses related to marketing personnel who manage campaigns and optimize consumer activity. The Company’s direct channel expenses primarily consist of costs for e-mail marketing and direct mail marketing. Online advertising expenses primarily consist of paid keyword search advertising on search engines. Marketing partner channel expenses primarily consist of fees paid to marketing partners and affiliates. Marketing costs are expensed as incurred.
Advertising expenses consist of costs incurred to acquire consumers through online, television and direct mail advertisements. Advertising costs incurred during the twelve months ended December 31, 2022, 2021, and 2020, totaled $178.7 million, $323.3 million, and $156.9 million, respectively. Advertising costs are expensed as incurred.
The Company also has arrangements with certain health plan partners that allow the Company to increase marketing efforts, including through direct mail, television advertisements and online advertising for various insurance products that are being offered by these health plan partners. The Company is reimbursed by health plan partners for the incremental marketing efforts and records the amounts received as a reduction of the marketing costs incurred.
Customer Care and Enrollment
Customer care and enrollment expenses primarily consist of compensation (including share-based compensation expense) and benefits costs for enrollment personnel who assist consumers during the insurance policy enrollment and application processes, along with management and support personnel.
Technology
Technology expense consists primarily of compensation (including share-based compensation expense) and benefits costs for personnel associated with developing and enhancing the Company’s technology platform, data analytics and business intelligence, as well as maintaining the Company’s online presence and integrations with health plan partners and federal marketplaces. Technology expense also includes costs for contracted services and supplies and amortization expense to capitalized software.
General and Administrative Expenses

GoHealth, Inc.	2022 Form 10-K	76

General and administrative expenses include compensation (including share-based compensation expense) and benefits costs for staff working in the Company’s executive, finance, legal, human resources and facilities departments. These expenses also include depreciation and amortization, except amortization expense to capitalized software, facilities costs and fees paid for outside professional services, including audit, tax, legal and governmental affairs.
Share-Based Compensation Expense
The Company grants share-based awards, including time-vesting and performance-vesting profit units (collectively, “Profit Units”), restricted stock units (“RSUs”), stock options, performance stock units (“PSUs”) and stock appreciation rights ("SARs"). Compensation expense for time-vesting units, RSUs, stock options and PSUs are recognized on a straight-line basis over the requisite service or performance period for each award. Performance-vesting units contain market conditions and an implied performance condition, which results in compensation cost being recognized when the performance condition is considered probable of being satisfied. Upon completion of the Company’s IPO, the implied performance condition related to the performance-vesting profit units was satisfied, triggering an accelerated vesting of the performance-vesting units and the recognition of the related compensation expense.
The estimated grant date fair value of Profit Units and market-based PSUs is determined using a Monte Carlo simulation and Level 3 inputs. The estimated grant date fair value of stock options is determined using a Black-Scholes pricing model. Assumptions utilized in the Monte Carlo simulation and Black-Scholes pricing model for valuing the awards include the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility. The fair value of RSUs and performance-based PSUs are determined based on the stock price on the date of grant.
The total initial fair value of the SARs is recorded as expense at the time of the grant for SARs with no future service requirement. The fair value of SARs with a future service requirement are recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Consolidated Balance Sheets.
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
The Company contributes 50% of the first 4% of compensation a participant contributes to the Plan. These matching contributions are expensed as incurred. The Company recognized expense of $2.3 million, $3.1 million and $1.0 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, related to these matching contributions. The Company also may make non-elective contributions to the 401(k) plan, which, if made, vest 20% after two years and 20% annually thereafter.
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

GoHealth, Inc.	2022 Form 10-K	77

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
Seasonality
A greater number of the Company’s Medicare-related health insurance plans are sold in its fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, the Company’s Medicare plan-related commission revenue and Encompass revenue are typically highest in the Company’s fourth quarter.
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
Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU 2020-06 eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The Company adopted ASU 2020-06 on January 1, 2022, and the adoption did not have an impact on the Consolidated Financial Statements and related disclosures.

In March 2020 the FASB issued ASU No. 2020-04, Reference Rate Reform (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The new guidance allows entities to prospectively account for contract modifications within the scope of ASC 848. Therefore, such modifications will not require entities to remeasure the modified contract at the modification date or to reassess a prior accounting conclusion. The guidance may be applied upon issuance of ASC 848 through December 31, 2024, as amended by ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which extended the final sunset date from December 31, 2022 to December 31, 2024. The Company adopted ASC 848 on March 15, 2023 upon the entry into Amendment No.10 to the Company’s Credit Agreement, as further discussed in Note 5, “Long-Term Debt.” The adoption did not have an impact on the Consolidated Financial Statements and related disclosures.
2. BALANCE SHEET ACCOUNTS
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Dec. 31,
(in thousands)	2022	2021
Beginning balance	$1,262,507	$810,398
Commission revenue	341,467	881,263
Cash receipts	(572,741)	(428,313)
Allowance for credit losses	200	(841)
Ending balance	1,031,433	1,262,507
Less: Commissions receivable - current	335,796	268,663
Commissions receivable - non-current	$695,637	$993,844
Our contracts with health plan partners expose us to credit risk that a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the non-performance of our counterparties, we consider the risk of this remote. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.

GoHealth, Inc.	2022 Form 10-K	78

The commissions receivable balances as of December 31, 2022 and 2021 primarily relate to Medicare Advantage Plans sold during the fourth quarters of 2022 and 2021 with effective dates in 2023 and 2022, respectively.
Property, Equipment and Capitalized Software, Net
Property, equipment, and capitalized software, net, consist of the following:

	Dec. 31,
(in thousands)	2022	2021
Computer equipment	$7,872	$12,339
Leasehold improvements	9,339	3,157
Office equipment and furniture	1,356	1,263
Property and equipment	18,567	16,759
Capitalized software	24,976	17,840
Less: Accumulated depreciation and amortization	(18,261)	(10,326)
Property, equipment and capitalized software, net	$25,282	$24,273
Depreciation expense related to property and equipment for the twelve months ended December 31, 2022, 2021 and 2020 was $6.4 million, $9.3 million and $2.9 million, respectively.
Amortization expense related to capitalized software was $6.5 million, $4.2 million and $1.6 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	Dec. 31,
(in thousands)	2022	2021
Bonuses and commissions	$23,752	$18,583
Payroll	10,865	12,824
Marketing costs	6,949	13,065
Interest expense	179	2,994
Other accrued expenses	11,589	5,322
Accrued liabilities	$53,334	$52,788
3. FAIR VALUE MEASUREMENTS
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

GoHealth, Inc.	2022 Form 10-K	79

(in thousands)	Twelve months ended Dec. 31, 2020
Balance at Dec. 31, 2019	$242,700
Settlement of 2019 earnout	(200,000)
2020 earnout fair value adjustment	19,700
Settlement of 2020 earnout	(62,400)
Balance at Dec. 31, 2020	$—
The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of debt approximates fair value due to the variable nature of interest rates.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $25.3 million operating lease impairment charge during the second and third quarters of 2022. The Company recorded an operating lease impairment charge of $1.1 million during the third quarter of 2021. The operating lease impairment charge reduces the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate. With respect to the impairment charge for the twelve months ended December 31, 2022, a 5% increase or decrease to the market rent per square foot input would increase or decrease the estimated fair value and resulting impairment charge by approximately $1.0 million.
4. GOODWILL AND INTANGIBLE ASSETS, NET
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
There was no impairment of goodwill for the twelve months ended December 31, 2020.
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

GoHealth, Inc.	2022 Form 10-K	80

	Dec. 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$233,829	$262,171
Customer relationships	232,000	76,560	155,440
Total intangible assets subject to amortization	$728,000	$310,389	$417,611
Indefinite-lived trade names			83,000
Total intangible assets			$500,611

	Dec. 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$162,971	$333,029
Customer relationships	232,000	53,360	178,640
Total intangible assets subject to amortization	$728,000	$216,331	$511,669
Indefinite-lived trade names			83,000
Total intangible assets			$594,669
There was no impairment of intangible assets for the twelve months ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, expected annual amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
2023	$70,857	$23,200	$94,057
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
Thereafter	—	39,440	39,440
Total	$262,171	$155,440	$417,611
As of December 31, 2022, the weighted-average remaining amortization period for amortizable intangible assets was 3.8 years for developed technology and 6.8 years for customer relationships.
5. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	Dec. 31,
(in thousands)	2022	2021
Term Loan Facilities	$518,133	$523,403
Revolving Credit Facilities	—	155,000
Less: Unamortized debt discount and issuance costs	(8,053)	(8,018)
Total debt	510,080	670,385
Less: Current portion of long-term debt	(5,270)	(5,270)
Total long-term-debt	$504,810	$665,115
Maturities of long-term debt for each of the next five years is as follows:

GoHealth, Inc.	2022 Form 10-K	81

(in thousands)
2023	$5,270
2024	5,270
2025	507,593
2026	—
2027	—
Thereafter	—
Total	$518,133
Term Loan Facilities
On September 13, 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, $117.0 million of incremental term loans (the “Incremental Term Loan Facility”). On March 23, 2020, the Company issued 444,444 of GHH, LLC Class B common units to a lender that is party to the Company’s Credit Agreement for $10.0 million in proceeds. The Company incurred $6.0 million of debt issuance costs associated with the Incremental Term Loan Facility, which are being amortized over the life of the debt to interest expense using the effective interest method.
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
On August 12, 2022, the Company entered into Amendment No. 8 to the Credit Agreement and Incremental Facility Agreement (“Amendment No. 8”). Amendment No. 8 provided that (a) the 2021 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum and (b) the 2021-2 Incremental Term Loans, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 8 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for future reporting periods from December 31, 2022 through June 30, 2023. The Company incurred $1.0 million of debt issuance costs associated with Amendment No. 8, which are being amortized over the life of the debt to interest expense using the effective interest method.
On November 9, 2022, the Company entered into Amendment No. 9 to the Credit Agreement (“Amendment No. 9”). Amendment No. 9 provided that the Incremental Term Loan, from and after the Amendment No. 8 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) LIBOR plus 7.50% per annum. Amendment No. 9 further amended the Credit Agreement to increase the maximum permitted Net Leverage Ratio for the September 30, 2023 reporting period.
On March 15, 2023, the Company entered into Amendment No. 10 to the Credit Agreement (“Amendment No. 10”). Amendment No. 10 amended the Credit Agreement to convert the existing London Interbank-Offered Rate (“LIBOR”)-based rate applicable to the term loan and revolving credit facilities under the Credit Agreement to a Term Secured Overnight Financing Rate (“SOFR”) Rate with a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months, or six months, respectively, and a floor of 1.00%, effective on the amendment date.

GoHealth, Inc.	2022 Form 10-K	82

The Company collectively refers to the Initial Term Loan Facility, the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans as the “Term Loan Facilities.”
As of December 31, 2022, the Company had a principal amount of $113.7 million, $305.4 million and $99.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2021, the Company had a principal amount of $115.0 million, $308.4 million and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans, respectively. The Incremental Term Loan Facility effective interest rate was 11.2% and 7.5% at December 31, 2022 and 2021, respectively. The 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans effective interest rate was 11.2% and 6.0% at December 31, 2022 and 2021, respectively.
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
Mandatory Prepayments
The Credit Agreement requires that the Borrower, following the end of each fiscal year, offer to repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due. With respect to each required offer of prepayment, each lender of the term loans has the right to refuse any such offer. To the extent any such offer of prepayment is refused, the aggregate amount of the offered prepayment shall be retained by the Borrower and its restricted subsidiaries.
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
The Credit Agreement requires 100% of the net proceeds from the issuance or incurrence of certain indebtedness to be applied to prepay the term loans under the Term Loan Facilities, except to the extent the indebtedness constitutes refinancing indebtedness. During the twelve months ended December 31, 2022, the Company did not make any mandatory prepayments.
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
The Company collectively refers to the Revolving Credit Facility, the Incremental Revolving Credit Facilities and the Incremental No. 4 Revolving Credit Facility as the “Revolving Credit Facilities”.
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

GoHealth, Inc.	2022 Form 10-K	83

plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of December 31, 2022. The Company had $23.2 million outstanding under the Class A Revolving Credit Facilities and $131.8 million outstanding under the Class B Revolving Credit Facilities as of December 31, 2021. The Revolving Credit Facilities had a remaining capacity of $200.0 million in the aggregate as of December 31, 2022 and $45.0 million as of December 31, 2021. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates at December 31, 2022 were 10.4% and 7.9%, respectively. At December 31, 2021 the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities effective interest rates were 7.5% and 5.0%, respectively.
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
Covenants and Other Matters
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of December 31, 2022.
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
6. STOCKHOLDERS' EQUITY
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
Holders of shares of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Each share of Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally. Holders of shares of Class B common stock will vote together with holders of the Company’s Class A common stock as a single class on all matters presented to the Company’s stockholders for their vote or approval, except for certain amendments to the Company’s amended and restated certificate of incorporation or as otherwise required by applicable law or the amended and restated certificate of incorporation. Holders of our Class B common stock are not entitled to participate in any dividends declared by the Company’s Board of Directors. Under the terms of the Company’s amended and restated certificate of incorporation, the Company’s Board of Directors is authorized to direct the Company to issue

GoHealth, Inc.	2022 Form 10-K	84

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
Upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, holders of Class A common stock and Class B common stock will be entitled to receive ratable portions of the Company’s remaining assets available for distribution; provided, that the holders of Class B common stock shall not be entitled to receive more than $0.0001 per share of Class B common stock and upon receiving such amount, shall not be entitled to receive any of the Company’s other assets or funds with respect to such shares of Class B common stock.
Redeemable Convertible Preferred Stock
On September 23, 2022 (the “Closing Date”), the Company issued 50,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock (the “Issuance”), par value $0.0001 per share (the “Series A redeemable convertible preferred stock”), to Elevance and GH 22 Holdings, Inc. (the “Purchasers”) for an aggregate purchase price of $50.0 million, at $1,000 per share of the Series A redeemable convertible preferred stock.
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both December 31, 2022 and 2021, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%, whether or not declared. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the twelve months ended December 31, 2022, the Company accrued $0.9 million of dividends, which are included as a component of Series A redeemable convertible preferred stock with an offsetting adjustment to Additional Paid in Capital on the Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of Series A redeemable convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of December 31, 2022 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
The terms of the Series A redeemable convertible preferred stock and the Series A-1 convertible preferred stock contain certain anti-dilution adjustments. Subject to certain conditions, at any time after the third anniversary of the Closing Date, if the volume weighted average price per share of Class A common stock on Nasdaq is equal to or greater than 150% of the then-applicable conversion price for each of at least twenty (20) trading days, whether or not consecutive, in any period of thirty (30) consecutive trading days ending on and including the trading day immediately before the Company provides the holders with notice of its election to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock (at the election of the holder), the Company may elect to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will be entitled, out of assets legally available therefor, and subject to the rights of the holders of any senior stock

GoHealth, Inc.	2022 Form 10-K	85

(including the Series A redeemable convertible preferred stock) or parity stock (including the Class A common stock and Class B common stock) and the rights of the Company’s existing and future creditors, to receive an aggregate amount per share equal to 1,000 (as may be adjusted) times the aggregate amount to be distributed per share to holders of shares of Class A common stock. Each holder of a whole share of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) shall be entitled to receive when, as and if declared by the Company’s Board of Directors out of funds legally available for the purpose, an amount per share equal to 1,000 (as may be adjusted) times the aggregate per share amount of all cash dividends, and 1,000 (as may be adjusted) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Class A common stock or a subdivision of the outstanding shares of Class A common stock (by reclassification or otherwise), declared on each share of Class A common stock since the first issuance of any share of Series A-1 convertible preferred stock. Each holder of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will have the right, at such holder’s option, to convert in full each share of such holder’s Series A-1 convertible preferred stock at such time into the number of shares of Class A common stock based upon a conversion ratio of 1,000 shares of Class A common stock for each share of Series A-1 convertible preferred stock.
Under the Certificate of Designations for the Series A redeemable convertible preferred stock (the “Certificate of Designations”), holders of the Series A redeemable convertible preferred stock are entitled to vote with the holders of the Class A common stock on an as-converted basis on all matters submitted to a vote of the holders of the Class A common stock. Notwithstanding the foregoing: (1) the lead Purchaser’s voting rights shall not exceed 9.99% of the voting rights associated with the issued and outstanding shares of capital stock of the Company at any time; and (2) the voting rights of the Purchasers holding Series A redeemable convertible preferred stock, voting on an as-converted basis with the holders of the Class A common stock and the holders of any other class or series of capital stock of the Company then entitled to vote, shall be capped at the maximum amount that would not result in requiring shareholder approval for the exercise of such voting rights pursuant to the rules of Nasdaq. The Series A-1 convertible preferred stock is not entitled to vote with the Class A common stock on matters submitted to a vote of the holders of the Class A common stock and will have no voting rights except as required by applicable law.
In addition, holders of the Series A redeemable convertible preferred stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that materially, adversely and disproportionately affect the Series A redeemable convertible preferred stock, authorizations or issuances by the Company of securities that are senior to or pari passu with the Series A redeemable convertible preferred stock and issuing any debt security (for the avoidance of doubt, excluding any draws under the Company’s Existing Credit Agreement referenced in the Certificate of Designations), if the Company’s Consolidated Total Net Debt (as defined in the Certificate of Designations) following such action would exceed four times the Company’s Consolidated EBITDA (as defined in the Certificate of Designations) for the Company’s most recently completed four consecutive fiscal quarters.
At any time following the fifth anniversary of the Closing Date, the Company may redeem the Series A redeemable convertible preferred stock, in whole or in part, for a per share amount in cash equal to the liquidation preference (reflecting increases for compounded dividends) thereof plus all accrued dividends as of the applicable redemption date. Upon certain change of control events involving the Company, (i) a holder of the Series A redeemable convertible preferred stock may, so long as such payment would not otherwise result in a breach of, or event of default under, then-existing credit agreements, indentures or other financing arrangements, require the Company to purchase and (ii) subject to a holder’s right to convert its shares of Series A redeemable convertible preferred stock into Class A common stock or Series A-1 convertible preferred stock at the then-current conversion price, the Company may elect to purchase, all or a portion of such holder’s shares of Series A redeemable convertible preferred stock that have not been so converted, in each case at a purchase price per share of Series A redeemable convertible preferred stock, payable in cash, equal to (A) if the change of control effective date occurs at any time prior to the fifth anniversary of the Closing Date, 160% of a Purchaser’s original investment amount and (B) if the change of control effective date occurs on or after the fifth anniversary of the Closing Date, the liquidation preference (reflecting increases for compounded dividends) of such share of Series A redeemable convertible preferred stock plus the accrued dividends in respect of such share of Series A redeemable convertible preferred stock as of the change of control purchase date.
The Purchasers have entered into a customary registration rights agreement (the “Registration Rights Agreement”) with respect to shares of Class A common stock held by the Purchasers issued upon any future conversion of the Series A redeemable convertible preferred stock or Series A-1 convertible preferred stock.
In connection with the Issuance, the Company, as the managing member of GoHealth Holdings, LLC (the “LLC”), caused the LLC (i) to issue to the Company, in exchange for the proceeds from the Issuance, Series A preferred units (the “Preferred Units”) and (ii) to authorize another series of preferred units (the “Series A-1 Preferred Units”), in each case having an aggregate liquidation preference and having terms substantially economically equivalent to the aggregate liquidation preference and the economic terms of the Series A redeemable convertible preferred stock and the Series A-1 convertible preferred stock, respectively, and entered into Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC (“Amendment No. 2”) to effectuate the same.

The Company classifies the Series A redeemable convertible preferred stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within the Company’s control. The Company does not remeasure the

GoHealth, Inc.	2022 Form 10-K	86

redeemable convertible preferred stock because it is not currently redeemable and not probable of becoming redeemable. The redeemable convertible preferred stock was recorded at fair value upon issuance, net of issuance costs of $1.6 million.

Reverse Stock Split

On November 10, 2022, the Board of Directors approved a resolution to effect a reverse stock split such that every holder of Class A common stock and Class B common stock (together, “Common Stock”) received one share of the respective class of stock for every fifteen shares of Common Stock held (the “Reverse Stock Split”). The Reverse Stock Split also adjusted the LLC Interests. The authorized shares and par value per share of the Common Stock and preferred stock were not adjusted as a result of the Reverse Stock Split. With respect to the Series A redeemable convertible preferred stock, the conversion price was automatically adjusted to account for the Reverse Stock Split for such shares. Share and per share amounts of preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split became effective on November 17, 2022.
7. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Marketing and advertising	$1,653	$2,108	$24,890
Customer care and enrollment	2,218	3,775	12,599
Technology	2,924	3,775	33,085
General and administrative (1)	25,329	17,639	145,655
Total share-based compensation expense	$32,124	$27,297	$216,229
(1)For the twelve months ended December 31, 2022, share-based compensation expense includes expense related to the stock appreciation rights ("SARs"), which are liability classified awards.
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
A summary of the Profit Units issued is as follows:

(in thousands except per share amounts)	Number of Time-Vesting Units	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2021	272	$22.65
Granted	—	—
Vested	(177)	21.69
Forfeited	(47)	22.69
Unvested units at Dec. 31, 2022	48	$26.15

GoHealth, Inc.	2022 Form 10-K	87

The fair value of the Profit Units was determined using a Monte Carlo simulation and the following assumptions:

Twelve months ended Dec. 31, 2020
Risk free interest rate	1.40%
Expected volatility	76.0%
Expected life (years)	4.60
Expected dividend yield	0.0%
The expected life was based on estimates of the likely timing of a liquidity event. Volatility was determined based on an analysis of publicly traded peers.
As of December 31, 2022, there was $1.0 million of unamortized share-based compensation expense related to Time-Vesting Units and these costs are expected to be recognized over a remaining weighted average period of 1.9 years.
2020 Incentive Award Plan
On July 7, 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020. The number of Class A shares available for issuance will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (A) 5% of the shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by the Company’s Board of Directors. The number of Class A shares reserved for issuance at December 31, 2022 was 547,839 shares.
2021 Employment Inducement Award Plan
On December 19, 2021, the Board of Directors approved the adoption of the GoHealth, Inc. 2021 Employment Inducement Award Plan (as amended from time to time, the “Inducement Award Plan”). In accordance with Rule 5635(c)(4), awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. On June 3, 2022, the Company approved an amendment to the Inducement Award Plan, solely to increase the shares of the Company’s Class A common stock reserved for issuance from an aggregate of 266,667 Class A shares to an aggregate of 1,666,666 Class A shares. As of December 31, 2022, there were 344,447 Class A shares available for grant under the Inducement Award Plan.
Restricted Stock Units (“RSUs”)
The Company measures expense for RSUs based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of RSUs as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three years. On June 7, 2022, the Company granted, to certain of its executives, an aggregate of 511,111 shares of Class A common stock issuable pursuant to RSUs, all of which were fully vested on the date of grant. The Company recognized the grant-date fair value of these RSUs, or $6.3 million, as compensation expense on the date of grant.
A summary of the RSUs issued is as follows:

(in thousands except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2021	165	$193.78
Granted	1,834	11.45
Vested	(586)	27.03
Forfeited	(316)	45.62
Unvested units at Dec. 31, 2022	1,097	$20.71
As of December 31, 2022, there was $15.5 million of unamortized share-based compensation expense related to RSUs and these costs are expected to be recognized over a remaining weighted average period of 1.4 years.
Stock Options
The Company measures expense for stock options based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of stock options as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three to four years.
A summary of the stock options issued to employees is as follows:

GoHealth, Inc.	2022 Form 10-K	88

(in thousands except per share amounts)	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding at Dec. 31, 2021	322	$127.74	9.0	$105
Granted	273	9.66
Exercised	(1)	149.07
Forfeited	(128)	101.26
Expired	(30)	150.59
Outstanding at Dec. 31, 2022	436	$62.63	8.8	$1
Exercisable at Dec. 31, 2022	85	$151.92	7.8	$1
(1)The aggregate intrinsic value is calculated as the product between the Company’s closing stock price as of December 31, 2022 and 2021 and the exercise price of in-the-money options as of those dates.
The fair value of stock options with a requisite service period of three to four years is determined using the Black-Scholes option pricing model using the following ranges of assumptions:

	Twelve months ended Dec. 31, 2022
Risk free interest rate	1.74%	—	3.36%
Expected volatility	74.4%	—	83.2%
Expected life (years)	6.00	—	6.00
Expected dividend yield	0.0%	—	0.0%
As of December 31, 2022, there was $9.3 million of unamortized share-based compensation expense related to stock options and these costs are expected to be recognized over a remaining weighted average period of 1.2 years.
Performance Stock Units (“PSUs”)
During 2021, the Company granted to certain of its employees 32,579 shares of Class A common stock issuable pursuant to PSUs. The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a predefined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant date fair value of the PSUs was $332.55. The Company recognizes the grant date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period.
On June 7, 2022, the Company granted, to certain of its executives, an aggregate of 194,444 shares of Class A common stock issuable pursuant to volume weighted average PSUs (“VWAPs”). The number of shares issued on the third anniversary of the date of grant is based on volume weighted average price performance over such three year period (“Three Year VWAP”) in the following percentages: (i) 50% if the Three Year VWAP is equal to or greater than $30.00 but less than $45.00; (ii) 100% if the Three Year VWAP is equal to or greater than $45.00 but less than $60.00; (iii) 150% if the Three Year VWAP is equal to or greater than $60.00 but less than $90.00; and (iv) 200% if the Three Year VWAP is equal to or greater than $90.00. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.9% and annualized volatility of 94%. The grant-date fair value of the VWAPs was $8.25. The Company recognizes the grant-date fair value of VWAPs as compensation expense on a straight-line basis over the three-year performance period.
A summary of the PSUs issued is as follows:

(in thousands except per share amounts)	Number of PSUs	Weighted Average Fair Value at Date of Grant Per Unit
Unvested units at December 31, 2021	31	$332.55
Granted	211	8.26
Vested	—	—
Forfeited	(28)	140.58
Unvested units at December 31, 2022	214	$38.46

GoHealth, Inc.	2022 Form 10-K	89

As of December 31, 2022, there was $3.8 million of unamortized share-based compensation expense related to PSUs and these costs are expected to be recognized over a remaining weighted average period of 1.6 years.
2020 Employee Stock Purchase Plan (“2020 ESPP”)
On July 7, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the same date. The purpose of the 2020 ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. The number of shares available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s board of directors. The number of shares reserved for issuance at December 31, 2022 was 85,854 shares.
The Company issued 87,207 and 13,941 shares of Class A common stock through the ESPP for the twelve months ended December 31, 2022 and 2021, respectively. No shares were issued under the ESPP in 2020. The Company recorded share-based compensation expense related to the 2020 ESPP of $0.5 million and $0.4 million for the twelve months ended December 31, 2022 and 2021, respectively.
Stock Appreciation Rights
On June 6, 2022, the Founders were each granted two stock appreciation rights ("SARs") under the 2020 Plan. The first SAR commenced on June 6, 2022, and the second SAR will commence on or about June 1, 2023. Each SAR will be settled in cash with an aggregate commencement date value equal to $1.5 million (the number of shares to be determined by dividing such value by the per share Black-Scholes valuation as of the date of commencement), will have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of commencement and will vest in full on the third anniversary of the date of commencement. The total initial fair value of the awards were recorded as expense at the time of the grant for the SARs with no future service requirement. The fair value of the awards with a future service requirement will be recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Consolidated Balance Sheet. As of December 31, 2022, the Company had a share-based compensation liability related to the SARs of $5.0 million.
Stock Option Repricing
On April 25, 2022 and in accordance with the terms of the GoHealth, Inc. 2020 Incentive Award Plan, the Board of Directors approved a stock option repricing (the “Repricing”) where the exercise price of each Relevant Option (as defined below) was reduced to $15.75 per share, the average trailing 20 trading day closing price of the Company’s Class A common stock as of market close on the day of board approval. “Relevant Options” are all outstanding stock options as of April 25, 2022 (vested or unvested) to acquire shares of the Company’s Class A common stock that were issued to currently employed employees prior to April 1, 2022, but excluding stock options granted to certain executive officers. Except for the reduction in the exercise price of the Relevant Options, all outstanding stock options will continue to remain outstanding in accordance with their current terms and conditions. As a result of the Repricing, the Company will record an incremental share-based compensation charge of $1.1 million, of which $0.3 million was recognized on the date of the Repricing, and $0.8 million is recognized over the remaining term of the repriced options.
8. NET LOSS PER SHARE
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.
Prior to the IPO, the GHH, LLC membership structure included Preferred Units, Senior Preferred Earnout Units, Class A common units, Class B common units and Profit Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO using the two-class method and determined that it resulted in values that would not be meaningful to the users of these Consolidated Financial Statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on July 17, 2020. The basic and diluted earnings per share for the twelve months ended December 31, 2020 represent only the period from July 17, 2020 to December 31, 2020.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

GoHealth, Inc.	2022 Form 10-K	90

	Twelve months ended Dec. 31,
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net loss	$(376,384)	$(534,194)	$(97,200)
Less: Net loss attributable to GoHealth, Inc. prior to the IPO	—	—	(25,465)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(227,678)	(344,837)	(52,933)
Net loss attributable to GoHealth, Inc.	(148,706)	(189,357)	(18,802)
Less: Dividends accrued on redeemable convertible preferred stock	943	—	—
Net loss attributable to common stockholders	(149,649)	(189,357)	(18,802)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	8,445	7,066	5,612
Effect of dilutive securities	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	8,445	7,066	5,612
Net loss per share of Class A common stock—basic and diluted	$(17.72)	$(26.80)	$(3.35)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Class A common stock issuable pursuant to equity awards	1,534	489	177
Class A common stock issuable pursuant to conversion of redeemable convertible preferred stock	3,855	—	—
Class B common stock	13,054	13,690	15,799
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Series A redeemable convertible preferred stock are not participating securities as holders receive a contractual dividend. Accordingly, separate presentation of loss per share of Series A redeemable convertible preferred stock under the two-class method has not been presented.
For periods prior to the IPO, the reported income taxes represent those of GHH, LLC. As a result of the IPO, the Company became subject to U.S. federal and certain state and local income taxes with respect to its allocable share of any taxable income or loss generated by GHH, LLC. There was no pro forma impact on loss per share to reflect income tax expense at an effective tax rate as the Company determined it is not more likely than not that the tax benefits associated with the deferred tax assets arising from the IPO will be realized.
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
The components of income (loss) before income taxes are as follows:

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Domestic	$(376,121)	$(534,929)	$(98,297)
Foreign	501	711	1,140
Income (loss) before income taxes	$(375,620)	$(534,218)	$(97,157)
The components of income tax expense (benefit) are as follows:

GoHealth, Inc.	2022 Form 10-K	91

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Current income taxes:
Federal	$6	$(87)	$(89)
State and local	100	65	231
Foreign	183	256	91
Total current income taxes	289	234	233
Deferred income taxes:
Federal	348	(190)	(106)
State and local	124	(68)	(84)
Foreign	3	—	—
Total deferred income taxes	475	(258)	(190)
Income tax expense (benefit)	$764	$(24)	$43
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Twelve months ended Dec. 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of the federal benefit	1.8%	1.6%	0.4%
Loss attributable to non-controlling interests	(12.7)%	(13.5)%	(11.4)%
Change in valuation allowance	(10.2)%	(10.6)%	(3.7)%
Change in deferred tax rate	0.0%	1.4%	0.0%
Non-deductible expenses	(0.1)%	0.0%	(5.5)%
Other	0.0%	0.1%	(0.8)%
Effective tax rate	(0.2)%	0.0%	0.0%
The Company’s effective tax rate for the twelve months ended December 31, 2022, 2021, and 2020, were (0.2)%, 0.0%, and 0.0%, respectively. For the twelve months ended December 31, 2022, the effective tax rate was impacted by the loss attributable to non-controlling interest and change in valuation allowance. For the twelve months ended December 31, 2021, the effective tax rate was impacted by change in deferred income tax rates, loss attributable to non-controlling interest, and change in valuation allowance. For the twelve months ended December 31, 2020, the effective tax rate was impacted by nondeductible expenses, loss attributable to non-controlling interest, and change in valuation.
Deferred Taxes
The components of deferred tax assets and liabilities are as follows:

	Dec. 31,
(in thousands)	2022	2021
Deferred tax assets:
Basis in partnership investment	$201,585	$162,277
Net operating losses	77,148	59,001
Disallowed business interest	7,887	4,776
Foreign tax credits	548	471
Accrued liabilities	997	468
Lease liabilities	251	24
Fixed assets	—	5
Other	648	111
Total gross deferred tax assets	289,064	227,133
Valuation allowance	(288,813)	(226,636)
Total deferred tax assets, net of valuation allowance	251	497
Deferred tax liabilities:
Lease assets	(248)	(24)
Total gross deferred tax liabilities	(248)	(24)
Net deferred tax assets	$3	$473

GoHealth, Inc.	2022 Form 10-K	92

As a result of the Transactions and the IPO, the Company acquired LLC Interests and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in GHH, LLC. In addition, the Company increased its ownership in GHH, LLC during the years ended December 31, 2022 and 2021, primarily through the redemption of LLC Interests. The Company recognized a deferred tax asset in the amount of $24.0 million for the year ended December 31, 2022 associated with the basis difference in our investment in GHH, LLC upon acquiring these LLC Interests. As of December 31, 2022, the total deferred tax asset related to the basis difference in the Company's investment in GHH, LLC was $201.6 million.
The Company records valuation allowances against its deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. Based on the lack of sufficient sources of taxable income, the Company has concluded that materially all of its deferred tax assets will not be realized and has recorded a valuation allowance against all deferred tax assets as of December 31, 2022.
As of December 31, 2022, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $302.8 million and $287.6 million, respectively. As of December 31, 2021, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $230.9 million and $230.5 million, respectively. The U.S. federal net operating losses can be carried forward indefinitely as they were generated after 2017. Certain state tax net operating loss carryforwards will begin to expire in 2025. As of December 31, 2022 and 2021, the Company had U.S. federal credits and incentives of $1.0 million and $0.6 million, respectively.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 31, 2022 and 2021. GoHealth, Inc. was formed in March of 2020 and did not engage in any operations prior to the Transactions and the IPO. GoHealth, Inc. filed its first tax returns for the tax year 2020 in 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although GHH, LLC is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by taxing authorities for U.S. federal and state income tax purposes. The statute of limitations has expired for tax years through 2018 for GHH, LLC and Creatix, Inc.
Inflation Reduction Act
On August 16, 2022, U.S. President Joe Biden signed the Inflation Reduction Act, aimed to curb the impacts of inflation. The Inflation Reduction Act contains federal income tax provisions which, among other things; (i) enact a new 15% corporate minimum tax that would apply based on annual income posted in a corporation’s financial statement, rather than the corporation’s taxable income, effective on January 1, 2023; and (ii) apply a 1% tax on the value of stock buybacks corporations choose to execute, effective January 1, 2023. The Inflation Reduction Act provisions currently do not have a material impact on the Company’s financial statements.
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

GoHealth, Inc.	2022 Form 10-K	93

The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of December 31, 2022, the Company has determined that a $0.6 million liability related to the Tax Receivable Agreement arose from the Transactions. As of December 31, 2021, the Company determined there was no resulting liability related to the Tax Receivable Agreement arising from the Transactions. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
10. REVENUE
Revenue Recognition for Variable Consideration
The Company’s variable consideration includes the total estimated lifetime value (“LTV”) it expects to receive for selling an insurance product after the health plan partner approves an application. The consideration is variable based on the amount of time it estimates a policy will remain in force, which is based on historical experience or health plan partner experience to the extent available, industry data, and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. Due to lower persistency observed during the twelve months ended 2022 and 2021 and declining LTV estimates, the Company applied an incremental LTV constraint to all Medicare policies sold in fiscal year 2022 and the fourth quarter of 2021.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, reviews and monitors changes in the data used to estimate LTV, as well as the cash received for each vintage as compared to the original estimates. The difference between cash received for each vintage and the respective estimated LTV can be significant and may or may not be indicative of the need to adjust revenue for prior period vintages. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Based on market and retention trends observed during the Medicare annual enrollment period in the fourth quarter, the Company recorded negative revenue adjustments of $275.7 million, $165.3 million and $2.0 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively, as changes in estimates relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue by product, and is consistent with how the Company evaluates its financial performance:

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Commission revenue:
Medicare:
Medicare Advantage	$332,385	$858,623	$630,260
Medicare Supplement	758	3,217	7,023
Prescription Drug Plans	3,861	7,813	3,579
Total Medicare	337,004	869,653	640,862
Individual and Family Plan:
Fixed Indemnity	666	4,867	15,966
Short-term	391	1,140	5,710
Major Medical	72	1,979	3,089
Total Individual and Family Plan	1,129	7,986	24,765
Ancillary	3,121	3,491	4,728
Small Group	213	133	785
Total commission revenue	341,467	881,263	671,140
Enterprise revenue:
Partner Marketing and Enrollment Services	133,135	131,344	164,754
Encompass Revenue	107,336	2,173	652
Direct Partner Campaigns	44,766	45,169	31,245
Other	4,971	2,466	9,559
Total enterprise revenue	290,208	181,152	206,210
Net revenues	$631,675	$1,062,415	$877,350
Contract Assets and Liabilities

GoHealth, Inc.	2022 Form 10-K	94

The company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing and enrollment services, Encompass revenue, and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers.
The Company had unbilled receivables for performance-based enrollment fees and Encompass revenue as of December 31, 2022 and 2021 of $39.6 million and $20.1 million, respectively, which are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
For the twelve months ended December 31, 2022, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021. For the twelve months ended December 31, 2021, the Company recognized $0.2 million of revenue that was deferred as of December 31, 2020.
11. LEASES
The Company has entered into operating agreements with lease periods expiring between 2023 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Consolidated Statements of Operations:

	Twelve months ended Dec. 31,
(in thousands)	2022	2021
Finance lease cost (1)	$102	$340
Operating lease cost	8,286	7,815
Short-term lease cost (2)	420	474
Variable lease cost (3)	689	134
Sublease income	(1,243)	(366)
Total net lease expense	$8,254	$8,397
(1)Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating expenses and interest expense in the Consolidated Statements of Operations.
(2)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(3)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

The Company recognized rent expense of $6.7 million for the twelve months ended December 31, 2020.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $25.3 million operating lease impairment charge during the second and third quarters of 2022. The Company recorded a $1.1 million operating lease impairment charge during the third quarter of 2021. Refer to Note 3. “Fair Value Measurements” for further details.
As of December 31, 2022, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
2023	12,500
2024	8,042
2025	6,719
2026	5,544
2027	5,699
Thereafter	26,317
Total lease payments	$64,821
Less: Imputed interest	(17,480)
Present value of lease liabilities	$47,341
Supplemental cash flow information related to leases are as follows:

GoHealth, Inc.	2022 Form 10-K	95

	Dec. 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,380	$6,652
Operating lease assets obtained in exchange for new lease obligations (1)	$26,405	$1,831
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$4,155	$—
(1)On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, LLC, for a proposed site in Lindon, Utah, which commenced on June 8, 2022.
The weighted average remaining operating lease term and discount rate are as follows:

	Dec. 31,
	2022	2021
Weighted average remaining lease term (in years)	7.5 years	4.2 years
Weighted average discount rate	8.1%	6.2%
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In September 2020, three purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms, and investment vehicles alleging that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading, and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). Compensatory damages and reasonable costs and expenses incurred in the Securities Class Action were sought by the plaintiffs. On December 10, 2020, the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action “In re GoHealth, Inc. Securities Litigation.” On February 25, 2021, lead plaintiffs filed a consolidated complaint. On April 26, 2021, the Company and officer and director defendants filed a motion to dismiss the complaint. On April 5, 2022, that motion was denied. On May 31, 2022, the Company and officer and director defendants filed an answer to the consolidated complaint and, on June 21, 2022, they filed an amended answer. On September 23, 2022, lead plaintiffs filed a motion for class certification, which remains pending. The court has not yet set a trial date.

On May 19, 2021, a derivative action (the “Derivative Action”) was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company and against certain of the Company’s officers and directors, alleging breaches of fiduciary duty and other claims, based on substantially the same factual allegations as in the Securities Class Action. On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation.

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. While the Company feels confident in its defense of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of the Company.
13. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC, and Wilson Tech 5, LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois and Lindon, Utah. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the twelve months ended December 31, 2022, 2021 and 2020, the Company made aggregate lease payments of $3.9 million, $1.3 million, and $1.4 million, respectively, under these leases.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the twelve months ended December 31, 2022, 2021 and 2020, the Company recorded expense of $0.6 million, $1.2 million and $1.4 million, respectively, under this lease.

GoHealth, Inc.	2022 Form 10-K	96

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
Medicare Internal and External: The Medicare internal and external segments consist primarily of revenues earned from sales of Medicare Advantage, Medicare Supplement, Prescription Drug Plans, and Medicare Special Needs Plans (or “SNPs”), for multiple health plan partners.
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
The Internal and External segments relative to both Medicare and IFP are defined as follows:
Internal: The two internal segments primarily consist of sales of products and plans by Company-employed agents offering qualified prospects plans from multiple health plan partners, Company-employed agents offering qualified prospects plans on a health plan partner-specific basis, or sales of products and plans through our online platform without the assistance of our agents (do-it-yourself or “DIY”). The Company earns revenue in this channel through commissions paid by health plan partners based on sales the Company generates, as well as enrollment fees, hourly fees and other fees for services performed for specific health plan partners and other partners.
External: The two external segments represent sales of products and plans under the Company’s health plan partner contracts using an independent, national network of agents who are not employed by Company. These agents utilize the Company’s technology and platform to enroll consumers in health insurance plans and provide a means to earn a return on leads that otherwise may have not been addressed. The Company also sells insurance prospects (or “leads”) to agencies within this channel. The Company earns revenue in this channel through commissions paid by health plan partners as a result of policy sales, as well as sales of leads to external agencies.
The following table presents summary results of the Company’s operating segments for the periods indicated:

GoHealth, Inc.	2022 Form 10-K	97

	Twelve months ended Dec. 31,
(in thousands)	2022	2021	2020
Revenues:
Medicare:
Internal channel	$421,273	$844,894	$667,293
External channel	189,886	189,563	155,660
Total Medicare	611,159	1,034,457	822,953
IFP and Other:
Internal channel	17,972	19,687	32,271
External channel	2,544	8,271	22,126
Total IFP and Other	20,516	27,958	54,397
Net revenues	631,675	1,062,415	877,350
Segment profit (loss):
Medicare:
Internal channel	(43,382)	84,345	296,865
External channel	(31,260)	2,622	5,944
Total Medicare	(74,642)	86,967	302,809
IFP and Other:
Internal channel	4,654	2,819	4,269
External channel	(1,502)	245	1,910
Total IFP and Other	3,152	3,064	6,179
Segment profit (loss)	(71,490)	90,031	308,988
Corporate expense	115,590	97,807	259,778
Amortization of intangible assets	94,057	94,056	94,056
Operating lease impairment charges	25,345	1,062	—
Restructuring and other related charges	12,184	—	—
Change in fair value of contingent consideration liability	—	—	19,700
Loss on extinguishment of debt	—	11,935	—
Goodwill impairment charges	—	386,553	—
Interest expense	57,069	33,505	32,969
Other (income) expense, net	(115)	(669)	(358)
Income (loss) before income taxes	$(375,620)	$(534,218)	$(97,157)
There are no internal revenue transactions between the Company’s operating segments. Substantially all revenue for the periods presented was generated from customers located in the United States. The Company’s CODM does not separately evaluate assets by segment, and therefore assets by segment are not presented. The Company’s assets are primarily located in the United States.
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total revenue for the periods indicated:

	Twelve months ended Dec. 31,
	2022	2021	2020
Humana	26%	28%	40%
Elevance	23%	22%	29%
United	18%	16%	13%
Centene	11%	17%	9%
15. RESTRUCTURING COSTS
During the second and third quarters of fiscal year 2022, the Company implemented restructuring initiatives as part of its strategic transformation to drive efficiency and optimize costs. On June 3, 2022, the Board approved the separation and replacement of key management roles, including Chief Operating Officer, Chief Financial Officer, Chief Strategy Officer, and President. On August 9, 2022, the Company eliminated 828 full-time positions, representing approximately 23.7% of the workforce, primarily within the customer care and enrollment group. The majority of the restructuring charges incurred relate to employee termination benefits and will be settled in cash through the second quarter of 2024. The restructuring activities related

GoHealth, Inc.	2022 Form 10-K	98

to this plan were materially complete as of December 31, 2022. The Company evaluates restructuring charges in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation—Nonretirement Post-Employment Benefits.
The components of the restructuring and other related charges are as follows:

(in thousands)	Twelve months ended Dec. 31, 2022
Employee termination benefits (1)	$11,076
Other associated costs (2)	1,108
Total restructuring and other related charges	$12,184

(1)Employee termination benefits primarily consist of employee severance and benefits that will be settled in cash.
(2)Other associated costs primarily consist of the non-cash acceleration of agent licensing fees as well as legal expenses incurred in connection with the reduction-in-force.

The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Consolidated Balance Sheets:

(in thousands)	Restructuring charges
Balance at January 1, 2022	$—
Charges incurred	11,208
Cash paid	(9,125)
Balance at December 31, 2022	$2,083

GoHealth, Inc.	2022 Form 10-K	99

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related cost of revenue and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We will be implementing process and control improvements to address the above material weakness that include, but are not limited to: i) establishing specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of commission revenue and the contemporaneous documentation of such reviews, ii) providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required, and iii) investing in our corporate infrastructure to ensure adequate technology and resources to support our financial reporting process and internal control framework. During the second quarter of 2022, the Company hired a Chief Actuarial Officer who has been partnering with our data scientists, to bring additional experience and oversight of commissions revenue and its related processes and controls.

When fully implemented and operational, we believe the measures described above will remediate the control deficiencies that have led to the material weakness.

GoHealth, Inc.	2022 Form 10-K	100

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
Changes in Internal Control over Financial Reporting

Except for the material weakness identified above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

GoHealth, Inc.	2022 Form 10-K	101

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
Executive Officers and Directors
The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this Item 10 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable), “Proposal 1: Election of Directors” and “Committees of the Board,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable), which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

GoHealth, Inc.	2022 Form 10-K	102

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
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	01-39390	3.1	9/26/2022
3.3	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	01-39390	3.2	9/26/2022
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GoHealth, Inc.	8-K	01-39390	3.1	11/18/2022
3.5	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021
10.1	Incremental Facility Agreement and Technical Amendment No. 2 to Credit Agreement, dated as of May 7, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	S-1	333-239287	10.5	6/19/2020
10.2	Incremental Facility Agreement and Technical Amendment No. 3 to Credit Agreement, dated as of June 11, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	8/20/2020
10.3	Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	5/13/2021

GoHealth, Inc.	2022 Form 10-K	103

10.4	Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement, dated as of June 11, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	6/14/2021
10.5	Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement, dated as of November 10, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	11/10/2021
10.6	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022
10.7	Amendment No. 8 to the Credit Agreement, dated as of August 12, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	8/15/2022
10.8	Amendment No. 9 to the Credit Agreement, dated as of November 9, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	001-39390	10.1	11/14/2022
10.9	Amendment No. 10 to the Credit Agreement, dated as of March 15, 2023, among Norvax, LLC, as borrower, Owl Rock Capital Corporation, as administrative agent, collateral agent and required lenders.	8-K	001-39390	10.1	3/17/2023
10.10#	Form of Indemnification and Advancement Agreement between GoHealth, Inc. and its directors and officers.	S-1	333-239287	10.9	6/19/2020
10.11#	GoHealth Holdings, LLC Profits Unit Plan.	S-1/A	333-239287	10.9	7/6/2020
10.12#	Form of Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.10	7/6/2020
10.13#	Form of Amendment No. 1 to Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.11	7/8/2020
10.14#	GoHealth, Inc. 2020 Incentive Award Plan.	S-1/A	333-239287	10.6	7/8/2020
10.15#	GoHealth, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239287	10.7	7/8/2020
10.16#	GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.1	12/20/2021
10.17#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-8	333-239287	99.2	12/20/2021
10.18#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-8	333-239287	99.3	12/20/2021
10.19#	First Amendment to the GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.6	6/6/2022
10.20#	Incentive Award Plan Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement	S-8	333-239287	99.4	6/6/2022
10.21#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement	S-8	333-239287	99.7	6/6/2022
10.22#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	S-8	333-239287	99.8	6/6/2022
10.23#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton P. Jones.	S-1/A	333-239287	10.13	7/8/2020
10.24#	Amended and Restated Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Clinton Jones	10-Q	001-39390	10.3	8/16/2022
10.25#	Amended and Restated Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brandon Cruz.	10-Q	001-39390	10.2	5/10/2022
10.26#	Separation Agreement, dated June 3, 2022, by and among GoHealth Inc., GoHealth Holdings, LLC, and Brandon Cruz	10-Q	001-39390	10.4	8/16/2022

GoHealth, Inc.	2022 Form 10-K	104

10.27#	Employment Agreement, dated July 7, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and James A. Sharman.	S-1/A	333-239287	10.15	7/8/2020
10.28#	Separation and General Release Agreement, dated June 6, 2022, by and between James Sharman and Norvax, LLC	10-Q	001-39390	10.5	8/16/2022
10.29#	Employment Agreement, dated July 6, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Travis Matthiesen; Amended Employment Agreement and Executive Common Unit and Profit Unit Agreement, dated October 18, 2021, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Travis Matthiesen; and Second Employment Agreement Amendment, dated February 25, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Travis Matthiesen.	10-K	001-39390	10.17	3/16/2022
10.30#	Employment Agreement, dated December 2, 2021, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vance Johnston.	10-K	001-39390	10.18	3/16/2022
10.31#	Employment Agreement, dated June 3, 2020, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Brian Farley.	10-Q	001-39390	10.3	5/10/2022
10.32#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vijay Kotte	10-Q	001-39390	10.1	8/16/2022
10.33#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Jason Schulz	10-Q	001-39390	10.2	8/16/2022
10.34#	GoHealth, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-239287	10.16	7/8/2020
10.35#	Form Director Profits Unit Agreement.	S-1/A	333-239287	10.17	7/8/2020
10.36#	Form Amendment No. 1 to Director Profits Unit Agreement.	S-1/A	333-239287	10.18	7/8/2020
10.37#	Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-1/A	333-239287	10.19	7/8/2020
10.38#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-239287	10.20	7/8/2020
10.39	Tax Receivable Agreement, dated July 15, 2020, by and among the GoHealth, Inc., GoHealth, LLC, CB Blizzard Co-Invest Holdings, L.P., CCP III AIV VII Holdings, L.P. and each of the Members from time to time party thereto.	8-K	001-39390	10.1	7/17/2020
10.40	Registration Rights Agreement, dated July 15, 2020, by and among GoHealth, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-39390	10.2	7/17/2020
10.41	Second Amended and Restated Limited Liability Company Agreement of GoHealth, LLC, dated July 15, 2020, by and among GoHealth, LLC and its Members.	8-K	001-39390	10.3	7/17/2020
10.42	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC, dated as of September 23, 2022	8-K	001-39390	10.3	9/26/2022
10.43	Stockholders Agreement, dated July 15, 2020, by and among GoHealth, Inc. and the persons and entities listed on the schedules attached thereto.	8-K	001-39390	10.4	7/17/2020
10.44	Investment Agreement dated as of September 23, 2022 among GoHealth, Inc. and the purchasers identified therein.	8-K	001-39390	10.1	9/26/2022
10.45	Registration Rights Agreement dated as of September 23, 2022 among GoHealth, Inc. and the persons identified therein.	8-K	001-39390	10.2	9/26/2022
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

GoHealth, Inc.	2022 Form 10-K	105

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

GoHealth, Inc.	2022 Form 10-K	106

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	March 23, 2023	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	March 23, 2023	By:	/s/ Jason Schulz
Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2023.

/s/ Vijay Kotte	/s/ Jason Schulz
Vijay Kotte Chief Executive Officer (Principal Executive Officer)	Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clinton P. Jones	/s/ Brandon M. Cruz
Clinton P. Jones Co-Chair of the Board of Directors	Brandon M. Cruz Co-Chair of the Board of Directors

/s/ David Fisher	/s/ Joseph G. Flanagan
David Fisher Director	Joseph G. Flanagan Director

/s/ Jeremy W. Gelber	/s/ Alexander E. Timm
Jeremy W. Gelber Director	Alexander E. Timm Director

/s/ Christopher Litchford	/s/ Karolina Hilu
Christopher Litchford Director	Karolina Hilu Director

GoHealth, Inc.	2022 Form 10-K	107