Form 10-Q
period 2023-03-31
GoHealth, Inc.
filed 2023-05-09
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, the registrant had 9,041,091 shares of Class A common stock, $0.0001 par value per share, outstanding and 13,052,819 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures and debt service obligations, are forward-looking statements.
In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “likely,” “future” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission.
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

GoHealth, Inc.	2023 Form 10-Q	1

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
•“Conversion Rate” refers to commissionable Submissions over qualified prospects.
•“Cost of Submission” refers to the aggregate cost to convert prospects into Submissions during a particular period. Cost of Submission is comprised of revenue share, marketing and advertising expenses and customer care and enrollment expenses, excluding share-based compensation expense and such expenses related to our non-Encompass BPO Services.
•“Cost per Submission” refers to (x) the aggregate cost to convert prospects into Submissions during a particular period (comprised of revenue share, marketing and advertising expenses, and customer care and enrollment expenses, excluding share-based compensation expense) divided by (y) either (i) a completed application with our licensed agent that is submitted to the insurance health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period.
•“EBITDA” represents net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense.

•“Non-Encompass BPO Services” refer to programs in which GoHealth-employed agents are dedicated to certain health plans and agencies we partner with outside of the Encompass model.
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

GoHealth, Inc.	2023 Form 10-Q	2

(ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the number of Submissions for such period.
•“Sales/Cost of Submission” refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the aggregate cost to convert prospects into Submissions (comprised of revenue share, marketing and advertising expenses, and customer care and enrollment expenses, excluding share-based compensation expense) for such period. Sales and Cost of Submission exclude amounts related to non-Encompass BPO Services.
•“Submission” refers to either (i) a completed application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period.
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

GoHealth, Inc.	2023 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Mar. 31,
	2023	2022
Net revenues	183,158	270,593
Operating expenses:
Revenue share	45,462	67,923
Marketing and advertising	45,743	84,033
Customer care and enrollment	42,027	78,455
Technology	9,543	12,759
General and administrative	22,618	29,217
Amortization of intangible assets	23,514	23,514
Total operating expenses	188,907	295,901
Income (loss) from operations	(5,749)	(25,308)
Interest expense	16,891	11,398
Other (income) expense, net	(53)	63
Income (loss) before income taxes	(22,587)	(36,769)
Income tax (benefit) expense	(44)	472
Net income (loss)	(22,543)	(37,241)
Net income (loss) attributable to non-controlling interests	(13,364)	(23,758)
Net income (loss) attributable to GoHealth, Inc.	$(9,179)	$(13,483)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(1.12)	$(1.74)
Weighted-average shares of Class A common stock outstanding — basic and diluted	8,965	7,747
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GoHealth, Inc.	2023 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Mar. 31,
	2023	2022
Net income (loss)	$(22,543)	$(37,241)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(117)
Comprehensive income (loss)	(22,538)	(37,358)
Comprehensive income (loss) attributable to non-controlling interests	(13,361)	(23,833)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(9,177)	$(13,525)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Mar. 31, 2023	Dec. 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,325	$16,464
Accounts receivable, net of allowance for doubtful accounts of $534 in 2023 and $89 in 2022	26,181	4,703
Commissions receivable - current	292,943	335,796
Prepaid expense and other current assets	24,012	57,593
Total current assets	375,461	414,556
Commissions receivable - non-current	643,861	695,637
Operating lease ROU asset	20,375	21,483
Other long-term assets	1,781	1,721
Property, equipment, and capitalized software, net	24,879	25,282
Intangible assets, net	477,097	500,611
Total assets	$1,543,454	$1,659,290
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,409	$15,148
Accrued liabilities	30,979	53,334
Commissions payable - current	103,016	122,023
Short-term operating lease liability	7,318	8,974
Deferred revenue	25,677	50,594
Current portion of long-term debt	19,289	5,270
Other current liabilities	12,122	10,112
Total current liabilities	209,810	265,455
Non-current liabilities:
Commissions payable - non-current	226,419	253,118
Long-term operating lease liability	36,738	38,367
Long-term debt, net of current portion	490,214	504,810
Other non-current liabilities	7,672	5,839
Total non-current liabilities	761,043	802,134
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding at March 31, 2023 and December 31, 2022. Liquidation preference of $50.9 million at March 31, 2023 and December 31, 2022.	49,302	49,302
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 9,002 and 8,963 shares issued; 8,982 and 8,950 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	1	1
Class B common stock – $0.0001 par value; 616,257 and 616,259 shares authorized; 13,053 and 13,054 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Treasury stock – at cost; 19 and 13 shares of Class A common stock at March 31, 2023 and December 31, 2022, respectively.	(459)	(345)
Additional paid-in capital	630,316	626,269
Accumulated other comprehensive income (loss)	(142)	(144)
Accumulated deficit	(366,202)	(357,023)
Total stockholders’ equity attributable to GoHealth, Inc.	263,515	268,759
Non-controlling interests	259,784	273,640
Total stockholders’ equity	523,299	542,399
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,543,454	$1,659,290
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Mar. 31, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399
Net income (loss)								(9,179)		(13,364)	(22,543)
Issuance of Class A common shares related to share-based compensation plans	38	—					—				—
Share-based compensation expense							4,444				4,444
Foreign currency translation adjustment									2	3	5
Class A common shares repurchased for employee tax withholdings					(7)	(114)					(114)
Dividends accumulated on Series A redeemable convertible preferred stock							(892)	—			(892)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	1	—	(1)	—			495			(495)	—
Balance at Mar. 31, 2023	9,002	$1	13,052	$1	(20)	$(459)	$630,316	$(366,202)	$(142)	$259,784	$523,299

	Three months ended Mar. 31, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2022	7,699	$1	13,690	$1	—	$—	$561,447	$(208,317)	$(59)	$539,387	$892,490
Net income (loss)								(13,483)		(23,758)	(37,241)
Issuance of Class A common shares related to share-based compensation plans	34	—					—				—
Share-based compensation expense							5,155				5,155
Foreign currency translation adjustment									(42)	(75)	(117)
Class A common shares repurchased for employee tax withholdings					(11)	(329)					(329)
Forfeitures of Time-Vesting Units			(5)	—							—
Redemption of LLC Interests	396	—	(396)	—			16,721			(16,721)	—
Balance at Mar. 31, 2022	8,129	$1	13,289	$1	(11)	$(329)	583,323	$(221,800)	$(101)	$498,833	$859,958
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended Mar. 31,
	2023	2022
Operating Activities
Net income (loss)	$(22,543)	$(37,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	4,444	5,155
Depreciation and amortization	2,753	2,434
Amortization of intangible assets	23,514	23,514
Amortization of debt discount and issuance costs	873	664
Non-cash lease expense	1,108	1,418
Other non-cash items	(263)	(37)
Changes in assets and liabilities:
Accounts receivable	(21,231)	(22,888)
Commissions receivable	94,645	126,024
Prepaid expenses and other assets	33,463	26,659
Accounts payable	(3,863)	(14,073)
Accrued liabilities	(22,355)	(18,393)
Deferred revenue	(24,918)	601
Commissions payable	(45,706)	(40,668)
Operating lease liabilities	(3,285)	(1,468)
Other liabilities	3,843	2,785
Net cash provided by (used in) operating activities	20,479	54,486
Investing Activities
Purchases of property, equipment and software	(2,226)	(5,997)
Net cash provided by (used in) investing activities	(2,226)	(5,997)
Financing Activities
Repayment of borrowings	(1,391)	(1,318)
Payment of preferred stock dividends	(892)	—
Repurchase of shares to satisfy employee tax withholding obligations	(114)	—
Debt issuance cost payments	—	(1,725)
Principal payments under capital lease obligations	—	(62)
Net cash provided by (used in) financing activities	(2,397)	(3,105)
Effect of exchange rate changes on cash and cash equivalents	5	(117)
Increase (decrease) in cash and cash equivalents	15,861	45,267
Cash and cash equivalents at beginning of period	16,464	84,361
Cash and cash equivalents at end of period	$32,325	$129,628
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	8

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve healthcare in America. The Company works with insurance health plan partners to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s differentiated combination of a vertically integrated consumer acquisition platform and highly skilled and trained agents has enabled the Company to enroll millions of people in Medicare and individual and family plans since inception. Certain of the Company’s operations do business as GoHealth, LLC (“GoHealth Sub”), a controlled subsidiary of the Company that was founded in 2008.
The Company was incorporated in Delaware on March 27, 2020, for the purpose of facilitating an initial public offering (the “IPO”) and other related transactions in order to carry on the business of GoHealth Holdings, LLC, a Delaware limited liability company, and its controlled subsidiaries (collectively, "GHH, LLC"). Following the IPO and pursuant to a reorganization into a holding company structure, the Company is a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, the Company operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conducts its business.
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
GHH, LLC is a holding company with no operating assets or operations and was formed to acquire a 100% equity interest in Norvax. On May 6, 2020, Blizzard Parent, LLC changed its name to “GoHealth Holdings, LLC.” GHH, LLC owns 100% of Blizzard Midco, LLC, which owns 100% of Norvax. For all of the periods reported in these Condensed Consolidated Financial Statements, GHH, LLC has not and does not have any material operations on a standalone basis, and all of the operations of GHH, LLC are carried out by Norvax.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. During the first quarter of 2023, the Company reorganized its operating and reportable segments into a single operating and reportable segment. Refer to the “Segment Information” section within this Note below for further information regarding this update. The Company also changed the presentation of its disaggregation of revenue table, which is further described in Note 9. “Revenue” of these Notes to Condensed Consolidated Financial Statements. These reclassifications had no impact on the Company’s financial position, results of operations or cash flows. All share and per share amounts have been retroactively adjusted to reflect the one-for-fifteen reverse stock split. See Note 5. “Stockholders' Equity” of these Notes to Condensed Consolidated Financial Statements for more information. Revenue share on the Condensed Consolidated Statement of Operations, previously referred to as “cost of revenue” reflects a name change and does not require any financial information to be reclassified from previous periods. There have been no material changes to the Company’s significant accounting policies as discussed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022, which were included in our 2022 Form 10-K.

GoHealth, Inc.	2023 Form 10-Q	9

Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Seasonality
A greater number of the Company’s Medicare-related health insurance plans are sold in its fourth quarter during the Medicare annual enrollment period when Medicare-eligible individuals are permitted to change their Medicare Advantage and Medicare Part D prescription drug coverage for the following year. As a result, the Company’s Medicare plan-related revenue is typically highest in the Company’s fourth quarter.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available and reviewed regularly by the chief operating decision-maker (“CODM”). The Company’s CODM is its chief executive officer who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. During the first quarter of 2023, the Company reorganized its operations from four operating and reportable segments to one operating and reportable segment. The change reflects how the CODM evaluates the Company’s operating and financial performance on a consolidated basis and is consistent with changes made to the Company’s internal reporting structure. Additionally, the single operating segment aligns with the Company’s shift in focus towards Medicare products. All prior period comparative segment information was recast to reflect the current single operating segment in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.
Recent Accounting Pronouncements
In March 2020 the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The new guidance allows entities to prospectively account for contract modifications within the scope of ASC 848. Therefore, such modifications will not require entities to remeasure the modified contract at the modification date or to reassess a prior accounting conclusion. The guidance may be applied upon issuance of ASC 848 through December 31, 2024, as amended by ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which extended the final sunset date from December 31, 2022 to December 31, 2024. The Company adopted ASC 848 on March 15, 2023 upon entry into Amendment No. 10 to the Company’s Credit Agreement, as further discussed in Note 4, “Long-Term Debt” of these Notes to Condensed Consolidated Financial Statements. The adoption of this standard did not have an impact on the Condensed Consolidated Financial Statements and related disclosures.
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

GoHealth, Inc.	2023 Form 10-Q	10

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $25.3 million operating lease impairment charges during the second and third quarters of 2022. The Company recorded no lease impairment charges for the three months ended March 31, 2023 and 2022. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
3. INTANGIBLE ASSETS, NET
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Mar. 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$251,543	$244,457
Customer relationships	232,000	82,360	149,640
Total intangible assets subject to amortization	$728,000	$333,903	$394,097
Indefinite-lived trade names			83,000
Total intangible assets			$477,097

	Dec. 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$233,829	$262,171
Customer relationships	232,000	76,560	155,440
Total intangible assets subject to amortization	$728,000	$310,389	$417,611
Indefinite-lived trade names			83,000
Total intangible assets			$500,611
There was no impairment of intangible assets for the three months ended March 31, 2023 and 2022.
As of March 31, 2023, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2023	$53,143	$17,400	$70,543
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
Thereafter	—	39,440	39,440
Total	$244,457	$149,640	$394,097
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

GoHealth, Inc.	2023 Form 10-Q	11

(in thousands)	Mar. 31, 2023	Dec. 31, 2022
Term Loan Facilities	$516,815	$518,133
Less: Unamortized debt discount and issuance costs	(7,312)	(8,053)
Total debt	$509,503	$510,080
Less: Current portion of long-term debt	(19,289)	(5,270)
Total long-term debt	$490,214	$504,810
Term Loan Facilities
On September 13, 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020 and 2021, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”), (ii) a new class of incremental term loans (the ”2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million, which was used to refinance $295.5 million of outstanding principal under the Initial Term Loan Facility, and (iii) a new class of incremental term loans (the 2021-2 Incremental Term Loans”) in an aggregate principal amount equal to $100.0 million.
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
On March 15, 2023, the Company entered into Amendment No. 10 to the Credit Agreement (“Amendment No. 10”). Amendment No. 10 amended the Credit Agreement to convert the existing London Interbank-Offered Rate (“LIBOR”)-based rate applicable to the term loan and revolving credit facilities under the Credit Agreement to a Term Secured Overnight Financing Rate (“SOFR”) with a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months, or six months, respectively, and a floor of 1.00%, effective on the amendment date. Amendment No. 10 provided that the Incremental Term Loan, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans from and after the rate set date following the Amendment No. 10 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum.
The Company collectively refers to the Initial Term Loan, Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of March 31, 2023, the Company had a principal amount of $113.5 million, $304.6 million, and $98.7 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2022, the Company had a principal amount of $115.0 million, $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Term Loan Facilities’ effective interest rates were 12.2% at March 31, 2023 and 11.2% at December 31, 2022.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Mandatory Prepayments

GoHealth, Inc.	2023 Form 10-Q	12

The Credit Agreement requires that the Borrower, following the end of each fiscal year, offer to repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due. With respect to each required offer of prepayment, each lender of the term loans has the right to refuse any such offer. To the extent any such offer of prepayment is refused, the aggregate amount of the offered prepayment shall be retained by the Borrower and its restricted subsidiaries. Subject to these terms, the lenders accepted the Company’s offer to prepayment in connection with fiscal year 2022, and as such, the Company is obligated to pay $14.0 million during the second quarter of 2023. No other mandatory prepayments have been required or made during the three months ended March 31, 2023 and 2022.
Revolving Credit Facilities
The Credit Agreement provided for a $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility”). During 2020 and 2021, the Company entered into a series of amendments to the Credit Agreement to provide for $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”), and $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”), respectively, for a total amount of $200.0 million.
The Company collectively refers to the Revolving Credit Facility, the Incremental Revolving Credit Facilities, and the Incremental No. 4 Revolving Credit Facility as the “Revolving Credit Facilities”. The Revolving Credit Facilities are separated into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million.
Amendment No. 10, as described above, further provided that borrowings under the Class A Revolving Commitments bear interest at either ABR plus 5.50% per annum or SOFR plus 6.50% per annum. Borrowings under the Class B Revolving Commitments bear interest at either ABR plus 3.00% per annum or SOFR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of both March 31, 2023 and December 31, 2022. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of March 31, 2023.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of March 31, 2023.
5. STOCKHOLDERS' EQUITY
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
The Company’s amended and restated certificate of incorporation and the GHH, LLC Agreement require that the Company and GHH, LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, except as otherwise determined by the Company. Additionally, the Company’s amended and restated certificate of incorporation and the GHH, LLC Agreement require that the Company and GHH, LLC at all times maintain a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and their respective permitted transferees and the number of LLC Interests owned by the Continuing Equity Owners and their respective permitted transferees, except as otherwise determined by the Company. Only the Continuing Equity Owners and the permitted transferees of Class B common stock are permitted to hold shares of Class B common stock. Shares of Class B common stock are transferable for shares of Class A common stock only together with an equal number of LLC Interests.

GoHealth, Inc.	2023 Form 10-Q	13

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
The Continuing Equity Owners may, subject to certain exceptions, from time to time at each of their options require GHH, LLC to redeem all or a portion of their LLC Interests in exchange for, at the Company’s election (determined by at least two of the Company’s independent directors who are disinterested), newly-issued shares of Class A common stock on a one-for-one basis, or to the extent there is cash available from a secondary offering, a cash payment equal to a volume weighted average market price of one share of the Company’s Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the GHH, LLC Agreement.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three months ended March 31, 2023 and 2022 were 59.3% and 63.8%, respectively.
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
Redeemable Convertible Preferred Stock
On September 23, 2022 (the “Closing Date”), the Company issued 50,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock (the “Issuance”), par value $0.0001 per share (the “Series A redeemable convertible preferred stock”), to Anthem Insurance Companies, Inc. and GH 22 Holdings, Inc. (the “Purchasers”) for an aggregate purchase price of $50.0 million, at $1,000 per share of the Series A redeemable convertible preferred stock.
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both March 31, 2023 and December 31, 2022, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three months ended March 31, 2023, the Company paid $0.9 million of dividends relating to the Series A-1 convertible preferred stock.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of March 31, 2023 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.

GoHealth, Inc.	2023 Form 10-Q	14

The terms of the Series A redeemable convertible and A-1 convertible preferred stock contain certain anti-dilution adjustments. Subject to certain conditions, at any time after the third anniversary of the Closing Date, if the volume weighted average price per share of Class A common stock on Nasdaq is equal to or greater than 150% of the then-applicable conversion price for each of at least twenty (20) trading days, whether or not consecutive, in any period of thirty (30) consecutive trading days ending on and including the trading day immediately before the Company provides the holders with notice of its election to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock (at the election of the holder), the Company may elect to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will be entitled, out of assets legally available therefor, and subject to the rights of the holders of any senior stock (including the Series A redeemable convertible preferred stock) or parity stock (including the common stock) and the rights of the Company’s existing and future creditors, to receive an aggregate amount per share equal to 1,000 (as may be adjusted) times the aggregate amount to be distributed per share to holders of shares of Class A common stock. Each holder of a whole share of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) shall be entitled to receive when, as and if declared by the Company’s board of directors out of funds legally available for the purpose, an amount per share equal to 1,000 (as may be adjusted) times the aggregate per share amount of all cash dividends, and 1,000 (as may be adjusted) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Class A common stock or a subdivision of the outstanding shares of Class A common stock (by reclassification or otherwise), declared on each share of Class A common stock since the first issuance of any share of Series A-1 convertible preferred stock. Each holder of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will have the right, at such holder’s option, to convert in full each share of such holder’s Series A-1 convertible preferred stock at such time into the number of shares of Class A common stock based upon a conversion ratio of 1,000 shares of Class A common stock for each share of Series A-1 convertible preferred stock (such ratio being subject to adjustment).
Under the Certificate of Designations, holders of the Series A redeemable convertible preferred stock are entitled to vote with the holders of the Class A common stock on an as-converted basis on all matters submitted to a vote of the holders of the Class A common stock. Notwithstanding the foregoing: (1) the lead Purchaser’s voting rights shall not exceed 9.99% of the voting rights associated with the issued and outstanding shares of capital stock of the Company at any time; and (2) the voting rights of the Purchasers holding Series A redeemable convertible preferred stock, voting on an as-converted basis with the holders of the Class A common stock and the holders of any other class or series of capital stock of the Company then entitled to vote, shall be capped at the maximum amount that would not result in requiring shareholder approval for the exercise of such voting rights pursuant to the rules of Nasdaq. The Series A-1 convertible preferred stock is not entitled to vote with the Class A common stock on matters submitted to a vote of the holders of the Class A common stock and will have no voting rights except as required by applicable law.
In addition, holders of the Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that materially, adversely and disproportionately affect the Series A redeemable convertible preferred stock, authorizations or issuances by the Company of securities that are senior to or pari passu with the Series A redeemable convertible preferred stock and issuing any debt security (for the avoidance of doubt, excluding any draws under the Company’s Existing Credit Agreement referenced in the Certificate of Designations), if the Company’s Consolidated Total Net Debt (as defined in the Certificate of Designations) following such action would exceed four times the Company’s Consolidated EBITDA (as defined in the Certificate of Designations) for the Company’s most recently completed four consecutive fiscal quarters.
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

GoHealth, Inc.	2023 Form 10-Q	15

The Purchasers have entered into a customary registration rights agreement (the “Registration Rights Agreement”) with respect to shares of Class A common stock held by the Purchasers issued upon any future conversion of the Series A redeemable convertible preferred stock or Series A-1 convertible preferred stock.
In connection with the Issuance, the Company, as the managing member of GHH, LLC, caused the GHH, LLC (i) to issue to the Company, in exchange for the proceeds from the Issuance, Series A preferred units (the “Preferred Units”) and (ii) to authorize another series of preferred units (the “Series A-1 Preferred Units”), in each case having an aggregate liquidation preference and having terms substantially economically equivalent to the aggregate liquidation preference and the economic terms of the Series A redeemable convertible preferred stock and the Series A-1 convertible preferred stock, respectively, and entered into Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC (“Amendment No. 2”) to effectuate the same.

The Company classifies the Series A redeemable convertible preferred stock and Series A-1 convertible preferred stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within the Company’s control. The Company does not remeasure the redeemable convertible preferred stock because it is not currently redeemable and not probable of becoming redeemable. The redeemable convertible preferred stock was recorded at fair value upon issuance, net of issuance costs of $1.6 million.

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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Marketing and advertising	$66	$441
Customer care and enrollment	604	631
Technology	767	982
General and administrative	5,147	3,101
Total share-based compensation expense	$6,584	$5,155
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

GoHealth, Inc.	2023 Form 10-Q	16

	Three months ended Mar. 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net loss	$(22,543)	$(37,241)
Less: Net loss attributable to non-controlling interests	(13,364)	(23,758)
Net loss attributable to GoHealth, Inc.	(9,179)	(13,483)
Less: Dividends accumulated on redeemable convertible preferred stock	892	—
Net loss attributable to common stockholders	(10,071)	(13,483)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	8,965	7,747
Effect of dilutive securities	—	—
Weighted-average shares of Class A common stock outstanding—diluted	8,965	7,747
Net loss per share of Class A common stock—basic and diluted	$(1.12)	$(1.74)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Mar. 31,
(in thousands)	2023	2022
Class A common stock issuable pursuant to equity awards	2,145	425
Class A common stock issuable pursuant to conversion of redeemable convertible preferred stock	3,873	—
Class B common stock	13,053	13,289
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
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 0.19% and (1.28)%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its effective tax rate calculation.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2022 and March 31, 2023, the liability related to the Tax Receivable Agreement was $0.6 million. Should the Company determine that changes to amounts currently recorded arising from the Tax Receivable Agreement are considered probable at a future date based on new information, such additional amounts will be recorded within income from continuing operations at that time.
9. REVENUE
Revenue Recognition for Variable Consideration

GoHealth, Inc.	2023 Form 10-Q	17

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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three months ended March 31, 2023, the Company recorded no revenue adjustments. For the three months ended March 31, 2022, the Company recorded $2.6 million of negative revenue adjustments for changes in estimates relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Medicare Revenue
Agency Revenue
Commission Revenue[1]	$97,531	$191,693
Partner Marketing Revenue	27,124	34,026
Total Agency Revenue	124,655	225,719
Non-Agency Revenue	44,972	5,752
Total Medicare Revenue	169,627	231,471
Other Revenue
Non-Encompass BPO Revenue	6,794	34,937
Other Revenue	6,737	4,185
Total Other Revenue	13,531	39,122
Total Net Revenue	$183,158	$270,593

(1)Commissions revenue excludes commissions generated through the Company’s non-Encompass BPO Services as well as from the sale of individual and family plan insurance products.

Medicare Revenue: The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model. The agency model refers to the commission revenue and partner marketing revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. The Company recognizes commission revenue from the sale of insurance products at the point when health plan partners approve an insurance application produced by the Company. The Company records as commission revenue the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product, which represents the LTV it expects to receive for selling the product after the health plan partner approves an application. As part of its estimation process, the Company constrains revenue such that the amount of revenue recognized is the amount the Company believes is probable will not result in a significant reversal in the future. The Company records partner marketing services over time based on delivering call volumes or providing marketing services.

Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized. Non-agency revenue includes enrollment and engagement services through Encompass Connect and Encompass Engage. Encompass Connect is designed to provide enrollment related services to our participating partners. The Company is compensated for generating and transferring leads to the health plan partners, at which time the health plan partner representative will enroll and submit the application, becoming the agent of record. Revenue is recognized at the point in time the lead is transferred. Encompass Engage includes post-enrollment member outreach and engagement services, including facilitating onboarding experiences customized to members’ plan and health needs. The Company recognizes Encompass Engage revenue over time based on member retention and providing post-enrollment services.

GoHealth, Inc.	2023 Form 10-Q	18

Other Revenue: Other revenue is comprised of Non-Encompass BPO Services, which refers to programs in which GoHealth-employed agents are dedicated to certain health plans and agencies we partner with outside of the Encompass model. These services include commissions revenue and partner marketing revenue that is directly attributable to non-Encompass BPO Services. The remaining revenue relates primarily to revenue generated from the sale of individual and family plan insurance products and ancillary services.
Contract Assets and Liabilities
The Company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing services, non-agency revenue, and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the three months ended March 31, 2023, was primarily due to less cash received in the current quarter for marketing, administrative, and prospect qualification fees in advance of performing partner marketing and enrollment services that we expect to satisfy within the next twelve months.
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue as of March 31, 2023 and December 31, 2022 of $5.9 million and $39.6 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
For the three months ended March 31, 2023, the Company recognized $40.5 million revenue that was deferred as of December 31, 2022. For the three months ended March 31, 2022, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Beginning balance	$1,031,433	$1,262,507
Commission revenue	98,265	209,639
Cash receipts	(192,910)	(335,663)
Allowance for credit loss	16	84
Ending balance	$936,804	$1,136,567
Less: Commissions receivable - current	292,943	189,287
Commissions receivable - non-current	$643,861	$947,280
Our contracts with health plan partners expose us to credit risk as a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While we are exposed to credit losses due to the potential non-performance of our counterparties, we consider the risk of this remote. We estimate the allowance for credit losses using available information from internal and external sources, related to historical experiences, current conditions and forecasts. Our estimates of loss given default are determined by using our historical collections data as well as historical information obtained through our research and review of other peer companies. Our estimated exposure of default is determined by applying these internal and external factors to our commission receivable balances. We estimate our maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total revenue for the periods indicated:

	Three months ended Mar. 31,
	2023	2022
Humana	38%	24%
United	20%	18%
Elevance Health	18%	25%
Centene	8%	15%

GoHealth, Inc.	2023 Form 10-Q	19

Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of March 31, 2023, four customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 94%, or $30.0 million, of the combined total. As of December 31, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 85%, or $37.6 million, of the combined total.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2023 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Finance lease cost (1)	$—	$61
Operating lease cost	2,092	1,947
Short-term lease cost (2)	19	83
Variable lease cost (3)	123	44
Sublease income	(388)	(275)
Total net lease expense	$1,846	$1,860
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

As of March 31, 2023, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2023	$8,370
2024	8,026
2025	6,623
2026	5,528
2027	5,683
Thereafter	26,279
Total lease payments	$60,509
Less: Imputed interest	(16,453)
Present value of lease liabilities	$44,056
Supplemental cash flow information related to leases are as follows:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,343	$1,832
The weighted average remaining operating lease term and discount rate are as follows:

	Mar. 31,
	2023	2022
Weighted average remaining lease term (in years):	7.6 years	3.9 years
Weighted average discount rate:	8.1%	6.2%
11. COMMITMENTS AND CONTINGENCIES

GoHealth, Inc.	2023 Form 10-Q	20

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
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC, and Wilson Tech 5, LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three months ended March 31, 2023 and 2022, the Company made aggregate lease payments of $1.5 million and $0.3 million respectively.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the the three months ended March 31, 2023, and 2022 the Company recorded no expense and $0.4 million, respectively, under the lease.
13. RESTRUCTURING COSTS
During the second and third quarters of fiscal year 2022, the Company implemented restructuring initiatives as part of its strategic transformation to drive efficiency and optimize costs. On June 3, 2022, the Board approved the separation and replacement of key management roles, including Chief Operating Officer, Chief Financial Officer, Chief Strategy Officer, and President. On August 9, 2022, the Company eliminated 828 full-time positions, representing approximately 23.7% of the workforce, primarily within the customer care and enrollment group. The majority of the restructuring charges incurred relate to employee termination benefits and will be settled in cash through the second quarter of 2024. The restructuring activities related to this plan were materially complete as of December 31, 2022. The Company evaluates restructuring charges in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation—Nonretirement Post-Employment Benefits.
The Company incurred no restructuring and other related charges during the three months ended March 31, 2023 and 2022.
The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Condensed Consolidated Balance Sheets:

(in thousands)	Restructuring charges
Balance at January 1, 2023	$2,083
Charges incurred	—
Cash paid	(379)
Balance at March 31, 2023	$1,704

GoHealth, Inc.	2023 Form 10-Q	21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under the heading “Item 1A. Risk Factors.” in the 2022 Annual Report on Form 10-K. The risks and uncertainties described in the 2022 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
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
Update on Business Trends and Strategy
The Company is part of a dynamic market and, as expectations evolve, the Company likewise works to evolve in parallel its business strategies and priorities. In response to the pressures on LTVs in 2021 and 2022 that we previously observed and discussed, the Company focused its efforts on delivering efficiency, with an emphasis on operational efficiency as opposed to revenue maximization. As a result, in 2022 we implemented steps to transition to the Encompass model, which is our preferred operating platform that puts the customer at the center of all our activities, including how we market, support enrollment activities, provide administrative services, utilize our proprietary technology, and ultimately deliver the highest quality solution to those we serve. The Encompass model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized, and was previously labeled “Encompass Revenue.”
We refined the size of our sales force to align with our focus on quality, and we expanded our services by offering Encompass Connect and Encompass Engage to our health plan partner members. Encompass Connect is designed to focus on consumer acquisition and to provide enrollment related services to our participating partners. Using machine learning technology, our agents aim to effectively qualify and match individuals with the best plan. This combination of technology and experienced agents delivers a personalized matching process that incorporates consumers’ top priorities and helps them to understand associated tradeoffs across various benefits as they select and enroll in a plan.
Encompass Engage includes post-enrollment member outreach and engagement services. Our agents strive to alleviate the confusion that consumers often feel by facilitating an onboarding experience customized to a member’s plan and health needs.

With leading proprietary technology and consumer insights, our end-to-end Encompass model offers a differentiated way for Medicare beneficiaries to navigate the complex Medicare Advantage plan selection process and begin to utilize their new plan benefits with greater confidence. By working closely with our benefit consultants and dedicated health plan enrollment specialists,we believe individuals can better understand the plan options available and receive more detailed, plan-specific information during the enrollment process. Coupled with the execution of our new member onboarding action plans, consumers who enroll through our Encompass model have exhibited higher customer persistency.

Additionally, the Company made the strategic decision to exit its non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on its core

GoHealth, Inc.	2023 Form 10-Q	22

business. We expect the financial benefit of this change will begin to flow through the Company’s results in the second quarter of 2023, while the exit is expected to be complete in the third quarter of 2023. During the three months ended March 31, 2023 and 2022, non-Encompass BPO Services contributed $6.8 million and $34.9 million of net revenue, respectively.

During the first quarter of 2023, the Company reorganized its operations from four operating and reportable segments to one operating and reportable segment. The change reflects how the CODM evaluates the Company’s operating and financial performance on a consolidated basis and is consistent with changes made to the Company’s internal reporting structure. Additionally, the single operating segment aligns with the Company’s shift in focus towards Medicare products. All prior period comparative segment information was recast to reflect the current single operating segment in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three months ended March 31, 2023 and 2022 was 59.3% and 63.8%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of March 31, 2023, is as follows:
The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 5 “Stockholders' Equity” of the Notes to Condensed Consolidated Financial Statements.
The Company implemented the Reverse Stock Split, which became effective on November 17, 2022. Please refer to Note 5 “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements for more information on the Reverse Stock Split.
GoHealth, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of GHH, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our status as a public company, plus payment obligations under the Tax Receivable Agreement (“TRA”), which could be significant. We intend to cause GHH, LLC to make distributions to us in an amount sufficient to allow us to pay these expenses and fund any payments due under the TRA.

GoHealth, Inc.	2023 Form 10-Q	23

Results of Operations
The following is our consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Net revenues	183,158	270,593
Operating expenses:
Revenue share	45,462	67,923
Marketing and advertising	45,743	84,033
Customer care and enrollment	42,027	78,455
Technology	9,543	12,759
General and administrative	22,618	29,217
Amortization of intangible assets	23,514	23,514
Total operating expenses	188,907	295,901
Income (loss) from operations	(5,749)	(25,308)
Interest expense	16,891	11,398
Other (income) expense, net	(53)	63
Income (loss) before income taxes	(22,587)	(36,769)
Income tax expense (benefit)	(44)	472
Net income (loss)	(22,543)	(37,241)
Net income (loss) attributable to non-controlling interests	(13,364)	(23,758)
Net income (loss) attributable to GoHealth, Inc.	$(9,179)	$(13,483)
Non-GAAP financial measures:
EBITDA	$20,571	$577
Adjusted EBITDA	$28,778	$11,073
Adjusted EBITDA margin	15.7%	4.1%
The following is our net revenues for the three months ended March 31, 2023 and 2022:

Net Revenues	Three months ended Mar. 31,
	2023	2022	$ Change	% Change
	$183,158	$270,593	$(87,435)	(32.3)%
The decrease for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to a decrease in agent headcount and associated opportunities, which drove a 26.7% decrease in Medicare revenue. Additionally, we made the strategic decision to exit our non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business, which resulted in a $28.1 million decrease in net revenue.
The following are our key components of operating expenses and results thereof for the three months ended March 31, 2023 and 2022:

Revenue share	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$45,462	$67,923	$(22,461)	(33.1)%	24.8%	25.1%
The decrease for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to declines in certain direct partner campaigns with revenue-sharing components. This decrease was also attributable to a decrease in Submissions generated by our independent network of outsourced agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements.

Marketing and advertising expense	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$45,743	$84,033	$(38,290)	(45.6)%	25.0%	31.1%

GoHealth, Inc.	2023 Form 10-Q	24

The decrease for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend as the Company focused on higher quality Submissions through targeted marketing.

Customer care and enrollment	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$42,027	$78,455	$(36,428)	(46.4)%	22.9%	29.0%
The decrease for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to reduced agent headcount as we focused on improving operational efficiencies.

Technology expense	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$9,543	$12,759	$(3,216)	(25.2)%	5.2%	4.7%
The decrease for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to reduced headcount in our technology support functions.

General and administrative expense	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	22,618	29,217	$(6,599)	(22.6)%	12.3%	10.8%
The decrease for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to reduced headcount in our corporate infrastructure as well as a reduction of expenses related to consulting and professional services.

Amortization of intangible assets	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	23,514	23,514	$—	—%	12.8%	8.7%
Amortization of intangible assets expense was $23.5 million for both the three months ended March 31, 2023 and 2022, and relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	16,891	11,398	$5,493	48.2%	9.2%	4.2%
The increase for the three months ended March 31, 2023 compared to the prior year period was primarily attributable to an increase in interest rates on our Term Loans Facilities.

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

GoHealth, Inc.	2023 Form 10-Q	25

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Mar. 31,
Non-GAAP Financial Measures	2023	2022
Net revenues	$183,158	$270,593
Net income (loss)	(22,543)	(37,241)
Interest expense	16,891	11,398
Income tax expense (benefit)	(44)	472
Depreciation and amortization expense	26,267	25,948
EBITDA	20,571	577
Share-based compensation expense (1)	6,584	5,155
Legal fees (2)	1,623	—
Professional services (3)	—	3,950
Severance costs (4)	—	1,391
Adjusted EBITDA	$28,778	$11,073
Adjusted EBITDA Margin	15.7%	4.1%

(1)Represents non-cash share-based compensation expense relating to equity awards, as well share-based compensation expense relating to liability classified awards that will be settled in cash.
(2)Represents non-routine legal fees unrelated to our core operations.
(3)Represents costs associated with non-recurring consulting fees and other professional services.
(4)Represents costs associated with the termination of employment and associated fees unrelated to restructuring activities.

Adjusted EBITDA	Three months ended Mar. 31,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$28,778	$11,073	$17,705	159.9%	15.7%	4.1%
The increase for the three months ended March 31, 2023 compared to the prior year period was primarily due to our focus on driving high-quality Medicare services for our beneficiaries through the Encompass operating model. Our improved operating efficiencies were enabled by reduced headcount, targeted marketing, and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics, besides EBITDA and Adjusted EBITDA, for our single operating and reportable segment.

Submissions
Submissions are counted when an individual either (i) completes an application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our non-Encompass BPO Services or (ii) is transferred by our agent to the health plan partner through the Encompass marketplace during the indicated period. Not all Submissions will go into effect, as some individuals may fail to enroll or once enrolled may switch out of a policy within the disenrollment period during the first 90 days of the policy.
The following table presents the number of Submissions for the periods presented:

GoHealth, Inc.	2023 Form 10-Q	26

Submissions	Three months ended Mar. 31,
	2023	2022	$ Change	% Change
	213,645	260,666	$(47,021)	(18)%
The decrease was attributable to a decrease in agent headcount and associated opportunities resulting from our strategic focus on driving high-quality Medicare services and operational efficiencies.

Sales Per Submission
Sales per Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the number of Submissions for such period, as reported above. Aggregate commissions is equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions per commissionable Submissions, and this figure excludes commissions through our non-Encompass BPO Services. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. Sales per Submission represents revenues only from policies sold during the period, but excludes policies originally submitted in prior periods.
The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Three months ended Mar. 31,
	2023	2022	$ Change	% Change
	$794	$897	$(103)	(11)%
The decrease was primarily driven by change in carrier mix, and an increase in the constraint applied to revenue recognized during the three months ended March 31, 2023 compared to the prior year period. The decrease was partially offset by improved effectuation.

Sales/Cost of Submission and Cost Per Submission
Sales/Cost of Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the aggregate cost to convert prospects into Submissions (comprised of revenue share, marketing and advertising expenses and customer care and enrollment expenses) for such period. Sales and Cost of Submissions exclude amounts related to our non-Encompass BPO Services. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in this Quarterly Report on Form 10-Q.
Cost per Submission refers to (x) the aggregate cost to convert prospects into Submissions during a particular period (comprised of revenue share, marketing and advertising expenses, and customer care and enrollment expenses, excluding share-based compensation expense) divided by (y) either (i) a completed application with our licensed agent that is submitted to the insurance health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period.
The following are our Sales/Cost of Submission, Cost of Submission (in thousands) and Cost Per Submission for the three months ended March 31, 2023 and 2022.

GoHealth, Inc.	2023 Form 10-Q	27

	Three months ended Mar. 31,
	2023	2022
Sales/Cost of Submission	1.3	1.2
Cost of Submission	$126,402	$201,027
Cost Per Submission	$592	$771
The increase in Sales/Cost of Submission and decrease in Cost of Submission were primarily attributable to our strategic shift towards the Encompass operating model with improved operating efficiencies.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At March 31, 2023, cash and cash equivalents totaled $32.3 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. During the year ended December 31, 2022, we raised $50.0 million through the issuance and sale of Series A redeemable convertible preferred stock. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of March 31, 2023, the Company had no amounts outstanding under the Revolving Credit Facilities and had a remaining capacity of $200.0 million. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended Mar. 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$20,479	$54,486
Net cash provided by (used in) investing activities	(2,226)	(5,997)
Net cash provided by (used in) financing activities	(2,397)	(3,105)
Operating Activities
Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation, depreciation and amortization, amortization of intangible assets, amortization of debt discount and issuance costs, non-cash lease expense and the effect of changes in working capital and other activities.
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
Net cash provided by operating activities was $20.5 million for the three months ended March 31, 2023, compared to $54.5 million for the three months ended March 31, 2022. The $34.0 million decrease was driven by an increase in commissions receivable of $31.4 million, a decrease in accrued liabilities of $4.0 million, a decrease in deferred revenue of $25.5 million, a decrease in commissions payable of $5.0 million, a decrease in accrued liabilities of $4.0 million, a decrease in operating lease liabilities of $1.8 million, partially offset by a decrease in net loss of $14.7 million,a decrease in prepaid expenses and other assets of $6.8 million, and a decrease in accounts receivable of $1.7 million.
Investing Activities
Net cash used in investing activities decreased to $2.2 million for the three months ended March 31, 2023, from $6.0 million for the three months ended March 31, 2022. The decrease was driven by a $3.8 million decrease in purchases of property and equipment.
Financing Activities

GoHealth, Inc.	2023 Form 10-Q	28

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2023, down from $3.1 million for the three months ended March 31, 2022. The decrease was primarily driven by a $1.7 million decrease in debt issuance cost payments.
Credit Facilities
Term Loan Facilities
On September 13, 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020 and 2021, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”), (ii) a new class of incremental term loans (the ”2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million, which was used to refinance $295.5 million of outstanding principal under the Initial Term Loan Facility, and (iii) a new class of incremental term loans (the 2021-2 Incremental Term Loans”) in an aggregate principal amount equal to $100.0 million.
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
On March 15, 2023, the Company entered into Amendment No. 10 to the Credit Agreement (“Amendment No. 10”). Amendment No. 10 amended the Credit Agreement to convert the existing London Interbank-Offered Rate (“LIBOR”)-based rate applicable to the term loan and revolving credit facilities under the Credit Agreement to a Term Secured Overnight Financing Rate (“SOFR”) Rate with a credit spread adjustment of 0.10%, 0.15% or 0.25% per annum for interest periods of one month, three months, or six months, respectively, and a floor of 1.00%, effective on the amendment date. Amendment No. 10 provided that the Incremental Term Loan, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans from and after the rate set date following the Amendment No. 10 Effective Date, will bear interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum.
The Company collectively refers to the Initial Term Loan, Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of March 31, 2023, the Company had a principal amount of $113.5 million, $304.6 million, and $98.7 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2022, the Company had a principal amount of $115.0 million, $308.4 million, and $100.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Term Loan Facilities’ effective interest rates were 12.2% at March 31, 2023 and 11.2% at December 31, 2022.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Mandatory Prepayments

GoHealth, Inc.	2023 Form 10-Q	29

The Credit Agreement requires that the Borrower, following the end of each fiscal year, offer to repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due. With respect to each required offer of prepayment, each lender of the term loans has the right to refuse any such offer. To the extent any such offer of prepayment is refused, the aggregate amount of the offered prepayment shall be retained by the Borrower and its restricted subsidiaries. Subject to these terms, the lender accepted the Company’s offer to prepayment in connection with fiscal year 2022, and as such, the Company is obligated to pay $14.0 million during the second quarter of 2023. No other mandatory prepayments have been required or made during the three months ended March 31, 2023 and 2022.
Revolving Credit Facilities
The Credit Agreement provided for a $30.0 million aggregate principal amount senior secured revolving credit facility (the “Revolving Credit Facility”). During 2020 and 2021, the Company entered into a series of amendments to the Credit Agreement to provide for $28.0 million of incremental revolving credit (the “Incremental Revolving Credit Facilities”), and $142.0 million of incremental revolving credit (the “Incremental No. 4 Revolving Credit Facility”), respectively, for a total amount of $200.0 million.
The Company collectively refers to the Revolving Credit Facility, the Incremental Revolving Credit Facilities, and the Incremental No. 4 Revolving Credit Facility as the “Revolving Credit Facilities”. The Revolving Credit Facilities are separated into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million.
Amendment No. 10, as described above, further provided that borrowings under the Class A Revolving Commitments bear interest at either ABR plus 5.50% per annum or SOFR plus 6.50% per annum. Borrowings under the Class B Revolving Commitments bear interest at either ABR plus 3.00% per annum or SOFR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum under the Revolving Credit Facilities.
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of both March 31, 2023 and December 31, 2022. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of March 31, 2023.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of March 31, 2023.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Part 1, Note 1, “Description Of Business And Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Seasonality
The Medicare annual enrollment period occurs from October 15th to December 7th. As a result, we experience an increase in the number of submissions during the fourth quarter and an increase in expense related to Medicare submissions during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, Medicare submissions are typically second highest in our first quarter. The second and third quarters are known as special election periods and are our seasonally smallest quarters. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved customers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of applications submitted during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of applications submitted during the fourth quarter.

GoHealth, Inc.	2023 Form 10-Q	30

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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: (1) revenue recognition and commissions receivable, (2) share-based compensation, (3) intangible assets, (4) impairment of operating lease ROU assets, (5) income taxes and (5) liabilities pursuant to tax receivable agreements (“TRAs”).
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2022 Form 10-K. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of March 31, 2023, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related revenue share and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We will be implementing process and control improvements to address the above material weakness that include, but are not limited to: i) establishing specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of commission revenue and the contemporaneous documentation of such reviews, ii) providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required, and iii) investing in our corporate infrastructure to ensure adequate technology and resources to support our financial reporting process and internal control framework. During the second quarter of 2022, the Company hired a Chief Actuarial Officer who has been partnering with our data scientists, to bring additional experience and oversight of commission revenue and its related process and controls.

GoHealth, Inc.	2023 Form 10-Q	31

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

Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2023 Form 10-Q	32

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 11, “Commitments And Contingencies,” of the Notes to the Condensed Consolidated Financial Statements for information about legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth in our 2022 Annual Report on Form 10-K. Before investing in our Class A common stock, we recommend that investors carefully consider the risks described in our 2022 Annual Report on Form 10-K filed with the SEC, including those under the heading “Item 1A. Risk Factors.” Realization of any of these risks could have a material adverse effect on our financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.

None.

GoHealth, Inc.	2023 Form 10-Q	33

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020
4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021

10.1	Amendment No. 10 to the Credit Agreement, dated as of March 15, 2023, among Norvax, LLC, as borrower, Owl Rock Capital Corporation, as administrative agent, collateral agent and required lenders.	8-K	001-39390	10.1	3/17/2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2023 Form 10-Q	34

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	May 9, 2023	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Jason Schulz
Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2023 Form 10-Q	35