Form 10-Q
period 2023-06-30
GoHealth, Inc.
filed 2023-08-10
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2023, the registrant had 9,511,860 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,817,922 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market who are disinterested), cash or newly-issued shares of our Class A common stock.
•“Founders” refer to Brandon M. Cruz, our Co-Founder and Co-Chairman of the Board, and Clinton P. Jones, our Co-Founder and Co-Chairman of the Board.
•“Former Profits Unit Holders” refers collectively to certain of our directors and certain current and former officers and employees, in each case, who directly or indirectly held existing vested and unvested profits units, which were

GoHealth, Inc.	2023 Form 10-Q	1

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
•“Adjusted Gross Margin per Submission” refers to Sales per Submission less Cost per Submission.
•“Conversion Rate” refers to commissionable Submissions over qualified prospects.
•“Cost of Submission” refers to the aggregate cost to convert prospects into Submissions during a particular period. Cost of Submission is comprised of revenue share, marketing and advertising expenses and customer care and enrollment expenses, excluding associated share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our non-Encompass BPO Services.
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

GoHealth, Inc.	2023 Form 10-Q	2

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2023	2022	2023	2022
Net revenues	142,779	158,654	325,937	429,247
Operating expenses:
Revenue share	36,422	51,074	81,884	118,997
Marketing and advertising	39,269	44,714	85,012	128,747
Customer care and enrollment	45,536	66,542	87,563	144,997
Technology	10,511	10,749	20,054	23,508
General and administrative	37,855	38,106	60,473	67,323
Amortization of intangible assets	23,515	23,515	47,029	47,029
Operating lease impairment charges	2,687	24,995	2,687	24,995
Total operating expenses	195,795	259,695	384,702	555,596
Income (loss) from operations	(53,016)	(101,041)	(58,765)	(126,349)
Interest expense	17,265	12,724	34,156	24,122
Other (income) expense, net	21	(13)	(32)	50
Income (loss) before income taxes	(70,302)	(113,752)	(92,889)	(150,521)
Income tax (benefit) expense	(73)	—	(117)	472
Net income (loss)	(70,229)	(113,752)	(92,772)	(150,993)
Net income (loss) attributable to non-controlling interests	(41,287)	(69,933)	(54,651)	(93,691)
Net income (loss) attributable to GoHealth, Inc.	$(28,942)	$(43,819)	$(38,121)	$(57,302)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(3.27)	$(5.28)	$(4.41)	$(7.14)
Weighted-average shares of Class A common stock outstanding — basic and diluted	9,122	8,296	9,044	8,023
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GoHealth, Inc.	2023 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2023	2022	2023	2022
Net income (loss)	$(70,229)	$(113,752)	$(92,772)	$(150,993)
Other comprehensive income (loss):
Foreign currency translation adjustments	41	(345)	46	(462)
Comprehensive income (loss)	(70,188)	(114,097)	(92,726)	(151,455)
Comprehensive income (loss) attributable to non-controlling interests	(41,263)	(70,145)	(54,624)	(93,978)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(28,925)	$(43,952)	$(38,102)	$(57,477)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Jun. 30, 2023	Dec. 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,364	$16,464
Accounts receivable, net of allowance for doubtful accounts of $734 in 2023 and $89 in 2022	35,984	4,703
Commissions receivable - current	294,319	335,796
Prepaid expense and other current assets	12,431	57,593
Total current assets	368,098	414,556
Commissions receivable - non-current	617,243	695,637
Operating lease ROU asset	17,215	21,483
Other long-term assets	2,243	1,721
Property, equipment, and capitalized software, net	23,870	25,282
Intangible assets, net	453,583	500,611
Total assets	$1,482,252	$1,659,290
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,704	$15,148
Accrued liabilities	49,802	53,334
Commissions payable - current	103,953	122,023
Short-term operating lease liability	6,765	8,974
Deferred revenue	27,721	50,594
Current portion of long-term debt	—	5,270
Other current liabilities	13,313	10,112
Total current liabilities	210,258	265,455
Non-current liabilities:
Commissions payable - non-current	220,652	253,118
Long-term operating lease liability	35,234	38,367
Long-term debt, net of current portion	496,224	504,810
Other non-current liabilities	9,823	5,839
Total non-current liabilities	761,933	802,134
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding at June 30, 2023 and December 31, 2022. Liquidation preference of $50.9 million at June 30, 2023 and December 31, 2022.	49,302	49,302
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 9,499 and 8,963 shares issued; 9,418 and 8,950 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	1	1
Class B common stock – $0.0001 par value; 616,022 and 616,259 shares authorized; 12,818 and 13,054 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Treasury stock – at cost; 81 and 13 shares of Class A common stock at June 30, 2023 and December 31, 2022, respectively.	(1,051)	(345)
Additional paid-in capital	646,232	626,269
Accumulated other comprehensive income (loss)	(125)	(144)
Accumulated deficit	(395,144)	(357,023)
Total stockholders’ equity attributable to GoHealth, Inc.	249,914	268,759
Non-controlling interests	210,845	273,640
Total stockholders’ equity	460,759	542,399
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,482,252	$1,659,290
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Jun. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2023	9,002	$1	13,052	$1	(20)	$(459)	$630,316	$(366,202)	$(142)	$259,784	$523,299
Net income (loss)								(28,942)		(41,287)	(70,229)
Issuance of Class A common shares related to share-based compensation plans	264	—					450				450
Share-based compensation expense							8,681				8,681
Foreign currency translation adjustments									17	24	41
Class A common shares repurchased for employee tax withholdings					(61)	(592)					(592)
Dividends accumulated on Series A redeemable convertible preferred stock							(891)	—			(891)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	233	—	(233)	—			7,676			(7,676)	—
Balance at Jun. 30, 2023	9,499	$1	12,818	$1	(81)	$(1,051)	$646,232	$(395,144)	$(125)	$210,845	$460,759

	Three months ended Jun. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2022	8,129	$1	13,289	$1	(11)	$(329)	$583,323	$(221,800)	$(101)	$498,833	$859,958
Net income (loss)								(43,819)		(69,933)	(113,752)
Issuance of Class A common shares related to share-based compensation plans	562	—					337				337
Share-based compensation expense							12,138				12,138
Foreign currency translation adjustments									(133)	(212)	(345)
Class A common shares repurchased for employee tax withholdings					(1)	(15)					(15)
Dividends accumulated on Series A redeemable convertible preferred stock								—			—
Forfeitures of Time-Vesting Units			(12)	—							—
Redemption of LLC Interests	106	—	(106)	—			16,830			(16,830)	—
Balance at Jun. 30, 2022	8,797	$1	13,171	$1	(12)	$(344)	612,628	$(265,619)	$(234)	$411,858	$758,321

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Six months ended Jun. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest		Stockholders’ Equity
Balance at Jan. 1, 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640		$542,399
Net income (loss)								(38,121)		(54,651)		(92,772)
Issuance of Class A common shares related to share-based compensation plans	302	—					450					450
Share-based compensation expense							13,125					13,125
Foreign currency translation adjustments									19	27		46
Class A common shares repurchased for employee tax withholdings					(68)	(706)					—	(706)
Dividends accumulated on Series A redeemable convertible preferred stock							(1,783)					(1,783)
Forfeitures of Time-Vesting Units			(2)	$—								$—
Redemption of LLC Interests	234	$—	(234)	$—			$8,171			$(8,171)		$—
Balance at Jun. 30, 2023	9,499	$1	12,818	$1	(81)	$(1,051)	$646,232	$(395,144)	$(125)	$210,845		$460,759

	Six months ended Jun. 30, 2022
	Class A Common Stock		Class B Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount		Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2022	7,699	$1	13,690	$1		—	$—	$561,447	$(208,317)	$(59)	$539,387	$892,490
Net income (loss)									(57,302)		(93,691)	(150,993)
Issuance of Class A common shares related to share-based compensation plans	596	—						337				337
Share-based compensation expense								17,293				17,293
Foreign currency translation adjustments										(175)	(287)	(462)
Class A common shares repurchased for employee tax withholdings						(12)	(344)					(344)
Dividends accumulated on Series A redeemable convertible preferred stock												—
Forfeitures of Time-Vesting Units			(17)	$—								$—
Redemption of LLC Interests	502	$—	(502)	$—				$33,551			$(33,551)	$—
Balance at Jun. 30, 2022	8,797	$1	13,171	$1	$—	(12)	$(344)	$612,628	$(265,619)	$(234)	$411,858	$758,321

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended Jun. 30,
	2023	2022
Operating Activities
Net income (loss)	$(92,772)	$(150,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	13,125	17,293
Depreciation and amortization	5,606	5,330
Amortization of intangible assets	47,029	47,029
Amortization of debt discount and issuance costs	1,664	1,381
Operating lease impairment charges	2,687	24,995
Non-cash lease expense	2,063	2,862
Other non-cash items	(191)	29
Changes in assets and liabilities:
Accounts receivable	(31,057)	(21,119)
Commissions receivable	119,838	101,928
Prepaid expenses and other assets	44,521	39,795
Accounts payable	(6,460)	(25,885)
Accrued liabilities	(3,531)	(19,898)
Deferred revenue	(22,873)	2,155
Commissions payable	(50,535)	(26,279)
Operating lease liabilities	(5,341)	(2,993)
Other liabilities	7,567	10,747
Net cash provided by (used in) operating activities	31,340	6,377
Investing Activities
Purchases of property, equipment and software	(4,660)	(9,658)
Net cash provided by (used in) investing activities	(4,660)	(9,658)
Financing Activities
Proceeds from stock option exercises	65	—
Repayment of borrowings	(15,402)	(2,635)
Payment of preferred stock dividends	(1,783)	—
Repurchase of shares to satisfy employee tax withholding obligations	(706)	—
Debt issuance cost payments	—	(1,725)
Principal payments under capital lease obligations	—	(103)
Net cash provided by (used in) financing activities	(17,826)	(4,463)
Effect of exchange rate changes on cash and cash equivalents	46	(461)
Increase (decrease) in cash and cash equivalents	8,900	(8,205)
Cash and cash equivalents at beginning of period	16,464	84,361
Cash and cash equivalents at end of period	$25,364	$76,156
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$16	$683
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	9

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth, Inc. (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose mission is to improve healthcare in America. The Company works with insurance health plan partners to provide solutions to efficiently enroll individuals in health insurance plans. The Company’s proprietary technology platform leverages modern machine-learning algorithms powered by two decades of insurance purchasing behavior to reimagine the optimal process for helping individuals find the best health insurance plan for their specific needs. The Company’s differentiated combination of a vertically integrated consumer acquisition platform and highly skilled and trained agents has enabled the Company to enroll millions of people in Medicare and individual and family plans since inception. Certain of the Company’s operations do business as GoHealth, LLC, a controlled subsidiary of the Company that was founded in 2008.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 23, 2023. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. During the first quarter of 2023, the Company reorganized its operating and reportable segments into a single operating and reportable segment. Refer to the “Segment Information” section within this Note below for further information regarding this update. The Company also changed the presentation of its disaggregation of revenue table, which is further described in Note 9. “Revenue” of the Notes to Condensed Consolidated Financial Statements. These reclassifications had no impact on the Company’s financial position, results of operations or cash flows. All share and per share amounts have been retroactively adjusted to reflect the one-for-fifteen reverse stock split. See Note 5. “Stockholders' Equity” of the Notes to Condensed Consolidated Financial Statements for more information. Revenue share on the Condensed Consolidated Statement of Operations, previously referred to as “cost of revenue” reflects a name change and does not require any financial information to be reclassified from previous periods. There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited Consolidated Financial Statements as

GoHealth, Inc.	2023 Form 10-Q	10

of and for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
In March 2020 the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The new guidance allows entities to prospectively account for contract modifications within the scope of ASC 848. Therefore, such modifications will not require entities to remeasure the modified contract at the modification date or to reassess a prior accounting conclusion. The guidance may be applied upon issuance of ASC 848 through December 31, 2024, as amended by ASU 2022-06, Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. The Company adopted ASC 848 on March 15, 2023 upon entry into Amendment No. 10 to the Company’s Credit Agreement, as further discussed in Note 4, “Long-Term Debt” of these Notes to Condensed Consolidated Financial Statements. The adoption of this standard did not have an impact on the Condensed Consolidated Financial Statements and related disclosures.
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

GoHealth, Inc.	2023 Form 10-Q	11

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 Inputs	Unobservable inputs for the asset or liability.
Fair Value Measurements
The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of debt approximates fair value due to the variable nature of interest rates.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $2.7 million operating lease impairment charge for both the three and six months ended June 30, 2023 and a $25.0 million operating lease impairment charge for both the three and six months ended June 30, 2022.

The operating lease impairment charges reduce the carrying value of the associated right-of-use (“ROU”) assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
3. INTANGIBLE ASSETS, NET
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Jun. 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$269,257	$226,743
Customer relationships	232,000	88,160	143,840
Total intangible assets subject to amortization	$728,000	$357,417	$370,583
Indefinite-lived trade names			83,000
Total intangible assets			$453,583

	Dec. 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$233,829	$262,171
Customer relationships	232,000	76,560	155,440
Total intangible assets subject to amortization	$728,000	$310,389	$417,611
Indefinite-lived trade names			83,000
Total intangible assets			$500,611
There was no impairment of intangible assets for the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

GoHealth, Inc.	2023 Form 10-Q	12

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2023	$35,429	$11,600	$47,029
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
Thereafter	—	39,440	39,440
Total	$226,743	$143,840	$370,583
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Jun. 30, 2023	Dec. 31, 2022
Term Loan Facilities	$502,796	$518,133
Less: Unamortized debt discount and issuance costs	(6,572)	(8,053)
Total debt	$496,224	$510,080
Less: Current portion of long-term debt	—	(5,270)
Total long-term debt	$496,224	$504,810
Term Loan Facilities
On September 13, 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (the “Credit Agreement”) which provided for a $300.0 million aggregate principal amount senior secured term loan facility (the “Initial Term Loan Facility”). During 2020 and 2021, the Company entered into a series of amendments to the Credit Agreement to provide for, among other items as further described below, (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”), (ii) a new class of incremental term loans (the ”2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million, which was used to refinance $295.5 million of outstanding principal under the Initial Term Loan Facility, and (iii) a new class of incremental term loans (the “2021-2 Incremental Term Loans”) in an aggregate principal amount equal to $100.0 million.
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

GoHealth, Inc.	2023 Form 10-Q	13

The Company collectively refers to the Initial Term Loan, Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans as the “Term Loan Facilities”.
As of June 30, 2023, the Company had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2022, the Company had a principal amount of $113.7 million, $305.4 million, and $99.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Term Loan Facilities’ effective interest rates were 12.8% at June 30, 2023 and 11.2% at December 31, 2022.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Mandatory Prepayments
The Credit Agreement requires that the Borrower, following the end of each fiscal year, offer to repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due. With respect to each required offer of prepayment, each lender of the term loans has the right to refuse any such offer. To the extent any such offer of prepayment is refused, the aggregate amount of the offered prepayment shall be retained by the Borrower and its restricted subsidiaries. Subject to these terms, the lenders accepted the Company’s offer of prepayment in connection with fiscal year 2022, and as such, the Company paid $14.0 million during the second quarter of 2023. No other mandatory prepayments have been required or made during the three and six months ended June 30, 2023 and 2022.
Principal repayment obligations are reduced by the amount of any prepayment, and as such, the $14.0 million prepayment during the second quarter of 2023 satisfied the Company’s principal repayment obligations through the second quarter of 2025.
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
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of both June 30, 2023 and December 31, 2022. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of June 30, 2023.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of June 30, 2023.
5. STOCKHOLDERS' EQUITY

GoHealth, Inc.	2023 Form 10-Q	14

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
The Company’s amended and restated certificate of incorporation and the GHH, LLC Agreement require that the Company and GHH, LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, except as otherwise determined by the Company. Additionally, the Company’s amended and restated certificate of incorporation and the GoHealth Holdings, LLC Agreement require that the Company and GHH, LLC at all times maintain a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and their respective permitted transferees and the number of LLC Interests owned by the Continuing Equity Owners and their respective permitted transferees, except as otherwise determined by the Company. Only the Continuing Equity Owners and the permitted transferees of Class B common stock are permitted to hold shares of Class B common stock. Shares of Class B common stock are transferable for shares of Class A common stock only together with an equal number of LLC Interests.
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2023 were 58.8% and 59.0%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2022 were 61.5% and 62.6%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both June 30, 2023 and December 31, 2022, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary

GoHealth, Inc.	2023 Form 10-Q	15

liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and six months ended June 30, 2023, the Company paid $0.9 million and $1.8 million, respectively, of dividends relating to the Series A-1 convertible preferred stock.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of June 30, 2023 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2023 Form 10-Q	16

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
The Purchasers have entered into a customary registration rights agreement with respect to shares of Class A common stock held by the Purchasers issued upon any future conversion of the Series A redeemable convertible preferred stock or Series A-1 convertible preferred stock.
In connection with the Issuance, the Company, as the managing member of GHH, LLC, caused the GHH, LLC (i) to issue to the Company, in exchange for the proceeds from the Issuance, Series A preferred units (the “Preferred Units”) and (ii) to authorize another series of preferred units (the “Series A-1 Preferred Units”), in each case having an aggregate liquidation preference and having terms substantially economically equivalent to the aggregate liquidation preference and the economic terms of the Series A redeemable convertible preferred stock and the Series A-1 convertible preferred stock, respectively, and entered into Amendment No. 2 to the GoHealth Holdings, LLC Agreement (“Amendment No. 2”) to effectuate the same.

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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2023	2022	2023	2022
Marketing and advertising	$164	$215	$230	$656
Customer care and enrollment	725	624	1,329	1,255
Technology	921	627	1,688	1,609
General and administrative	8,310	12,791	13,457	15,892
Total share-based compensation expense	$10,120	$14,257	$16,704	$19,412
Stock Appreciation Rights
On June 6, 2022, the Founders were each granted two stock appreciation rights ("SARs") under the 2020 Employment Inducement Award Plan. The first SAR commenced on June 6, 2022, and the second SAR commenced on June 21, 2023. Each SAR will be settled in cash with an aggregate commencement date value equal to $1.5 million (the number of shares to be determined by dividing such value by the per share Black-Scholes valuation as of the date of commencement), will have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of commencement and will vest in full on the three-year anniversary of the date of commencement. For the SARs with no future service requirement, the total initial fair value of the awards was recorded as an expense at the time of the grant. The fair value of the awards with a future service requirement was recognized on a straight-line basis over the requisite service period (which service period has now been

GoHealth, Inc.	2023 Form 10-Q	17

completed). The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Condensed Consolidated Balance Sheet. The Company had a share-based compensation liability related to the SARs of $8.6 million and $5.0 million as of June 30, 2023 and December 31, 2022, respectively.
Performance Stock Units (“PSUs”)

During 2021, the Company granted to certain of its employees 32,579 shares of Class A common stock issuable pursuant to performance stock units (“PSUs”). The criteria for the market-based PSUs is based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a predefined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant date fair value of the PSUs was $332.55 per share. The Company recognizes the grant date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period.
On June 7, 2022, the Company granted, to certain of its executives, an aggregate of 194,444 shares of Class A common stock issuable pursuant to volume weighted average PSUs (“VWAPs”). The number of shares issued on the three-year anniversary of the date of grant is based on volume weighted average price performance over such three year period (“Three Year VWAP”) in the following percentages: (i) 50% if the Three Year VWAP is equal to or greater than $30.00 but less than $45.00; (ii) 100% if the Three Year VWAP is equal to or greater than $45.00 but less than $60.00; (iii) 150% if the Three Year VWAP is equal to or greater than $60.00 but less than $90.00; and (iv) 200% if the Three Year VWAP is equal to or greater than $90.00. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.9% and annualized volatility of 94%. The grant-date fair value of the VWAPs was $8.25 per share. The Company recognizes the grant-date fair value of VWAPs as compensation expense on a straight-line basis over the three-year performance period.
On April 10, 2023, the Company granted, to certain of its executives, an aggregate of 100,000 shares of Class A common stock issuable pursuant to PSUs. The criteria for the performance-based PSUs are based on the Company’s compound annual growth rate in Adjusted EBITDA (“Adjusted EBITDA CAGR Percentage”), determined based on the Company’s Adjusted EBITDA for calendar year 2025 compared to the Company’s reported 2022 Adjusted EBITDA. Depending on the Adjusted EBITDA CAGR Percentage achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award and will vest on the date the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2025, subject to the participants’ continued service with the Company through that date. The grant-date fair value of the PSUs was $14.10 per share, which was the Company’s closing stock price on the grant date. The Company will accrue compensation cost on a straight-line basis over the requisite service period for the PSUs that are expected to vest. The Company will reassess the probability of achieving the performance condition at each reporting period and record a cumulative catch-up adjustment for any changes to its assessment, which could be either a reversal or increase in expense.
For the three and six months ended June 30, 2023, the Company recorded share-based compensation expense related to PSUs of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2022, the Company recorded share-based compensation expense related to PSUs of $0.2 million and $1.0 million, respectively.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

GoHealth, Inc.	2023 Form 10-Q	18

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(70,229)	$(113,752)	$(92,772)	$(150,993)
Less: Net loss attributable to non-controlling interests	(41,287)	(69,933)	(54,651)	(93,691)
Net loss attributable to GoHealth, Inc.	(28,942)	(43,819)	(38,121)	(57,302)
Less: Dividends accumulated on redeemable convertible preferred stock	891	—	1,783	—
Net loss attributable to common stockholders	(29,833)	(43,819)	(39,904)	(57,302)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	9,122	8,296	9,044	8,023
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	9,122	8,296	9,044	8,023
Net loss per share of Class A common stock—basic and diluted	$(3.27)	$(5.28)	$(4.41)	$(7.14)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Jun. 30,
(in thousands)	2023	2022
Class A common stock issuable pursuant to equity awards	2,460	1,387
Class A common stock issuable pursuant to conversion of redeemable convertible preferred stock	3,873	—
Class B common stock	12,818	13,170
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
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 0.10% and 0.13%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.00% and (0.31)%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2022 and June 30, 2023, the liability related to the Tax Receivable Agreement was $0.6 million. Should the Company determine that changes to amounts currently recorded arising from the Tax Receivable Agreement are considered probable at a future date based on new information, such additional amounts will be recorded within income from continuing operations at that time.
9. REVENUE

GoHealth, Inc.	2023 Form 10-Q	19

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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and six months ended June 30, 2023, the Company recorded no revenue adjustments. For the three and six months ended June 30, 2022, the Company recorded negative revenue adjustments of $3.6 million and $6.2 million, respectively, for changes in estimates relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2023	2022	2023	2022
Medicare Revenue
Agency Revenue
Commission Revenue[1]	$87,403	$109,027	$184,934	$300,720
Partner Marketing and Other Revenue	23,195	21,379	50,319	55,406
Total Agency Revenue	110,598	130,406	235,253	356,126
Non-Agency Revenue	28,104	3,548	73,076	9,300
Total Medicare Revenue	138,702	133,954	308,329	365,426
Other Revenue
Non-Encompass BPO Services Revenue	2,528	23,119	9,322	58,056
Other Revenue	1,549	1,581	8,286	5,765
Total Other Revenue	4,077	24,700	17,608	63,821
Total Net Revenue	$142,779	$158,654	$325,937	$429,247

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

GoHealth, Inc.	2023 Form 10-Q	20

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
Contract Assets and Liabilities
The Company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external agents and other partners. Deferred revenue includes amounts collected for partner marketing services, non-agency revenue, and technology licensing and implementation fees in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the six months ended June 30, 2023, was primarily due to less cash received in the current quarter for marketing, administrative, and prospect qualification fees in advance of performing partner marketing and enrollment services that we expect to satisfy within the next twelve months.
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue as of June 30, 2023 and December 31, 2022 of $0.8 million and $39.6 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
For the three and six months ended June 30, 2023, the Company recognized $4.8 million and $45.3 million, respectively, of revenue that was deferred as of December 31, 2022. For both the three and six months ended June 30, 2022, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Six months ended Jun. 30,
(in thousands)	2023	2022
Beginning balance	$1,031,433	$1,262,507
Commission revenue	188,157	327,677
Cash receipts	(308,061)	(429,605)
Allowance for credit loss	33	67
Ending balance	$911,562	$1,160,646
Less: Commissions receivable - current	294,319	198,647
Commissions receivable - non-current	$617,243	$961,999
The Company’s contracts with health plan partners expose it to credit risk because a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While the Company is exposed to credit losses due to the potential non-performance of its counterparties, the Company considers the risk of this remote. The Company estimates the allowance for credit losses using available information from internal and external sources, related to historical experiences, current conditions and forecasts. Estimates of loss given default are determined by using historical collections data as well as historical information obtained through research and review of other peer companies. The estimated exposure of default is determined by applying these internal and external factors to the commission receivable balances. The Company estimates the maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total revenue for the periods indicated:

GoHealth, Inc.	2023 Form 10-Q	21

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2023	2022	2023	2022
Humana	41%	29%	39%	26%
United	20%	17%	20%	18%
Elevance Health	17%	23%	18%	24%
Centene	7%	14%	7%	15%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of June 30, 2023, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 91%, or $33.5 million, of the combined total. As of December 31, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 85%, or $37.6 million, of the combined total.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2023 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The Company entered into a lease agreement for a site in Chicago at the Merchandise Mart for our corporate headquarters. The lease commenced on July 5, 2023 with a lease term through June 30, 2028.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost[1]	$—	$41	$—	$102
Operating lease cost	1,956	2,055	4,048	4,002
Short-term lease cost[2]	14	170	33	253
Variable lease cost[3]	131	93	254	137
Sublease income	(396)	(274)	(784)	(549)
Total net lease expense	$1,705	$2,085	$3,551	$3,945
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

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in a $2.7 million operating lease impairment charge for the three and six months ended June 30, 2023 and a $25.0 million operating lease impairment charge for the three and six months ended June 30, 2022. Refer to Note 2. “Fair Value Measurements” for further details.
As of June 30, 2023, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2023	$5,454
2024	8,026
2025	6,703
2026	5,528
2027	5,683
Thereafter	26,279
Total lease payments	$57,673
Less: Imputed interest	(15,674)
Present value of lease liabilities	$41,999
Supplemental cash flow information related to leases are as follows:

GoHealth, Inc.	2023 Form 10-Q	22

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,705	$2,054	$7,048	$3,886
Operating lease assets obtained in exchange for new lease obligations:
Operating lease assets obtained in exchange for new lease obligations(1)	$—	$26,405	$—	$26,405
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$—	$4,155	$—	$4,155
(1)On May 12, 2020, the Company entered into a lease agreement with Wilson Tech 5, LLC, for a proposed site in Lindon, Utah, which commenced on June 8, 2022.
The weighted average remaining operating lease term and discount rate are as follows:

	Jun. 30,
	2023	2022
Weighted average remaining lease term (in years):	7.6 years	7.5 years
Weighted average discount rate:	8.1%	8.0%
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

The Company disputes each claim in the above referenced matters and intends to defend the pending actions noted above. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. While the Company feels confident in its defense of these pending matters, there can be no assurance that it will prevail and that any damages that may be awarded will not be material to the results of operations or financial condition of the Company. We are contesting the Securities Class Action and the Derivative Action, but may pursue settlement negotiations in one or both cases, as we deem appropriate.

Although outcomes of these cases are uncertain until final disposition, the Company establishes an accrual for such matter when a loss is deemed to be probable and reasonably estimable. To date, the Company has recorded a $12.0 million accrual for the Securities Class Action and the Derivative Action. The amount of the accrual is an estimate and is based on the Company’s understanding of the action, the specifics of the case and management’s best estimate of the potential loss to be incurred at this time. This estimate will be adjusted from time to time to reflect any changes in circumstances. It is possible that actual future losses related to the Securities Class Action and the Derivative Action will exceed the current accrual level.
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC, and Wilson Tech 5, LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois. The Company pays rent, operating expenses, maintenance, and utilities under the terms of the leases. For the three and six months ended June 30, 2023 the Company made aggregate lease payments of $1.5 million and $2.9

GoHealth, Inc.	2023 Form 10-Q	23

million, respectively. For the three and six months ended June 30, 2022 the Company made aggregate lease payments of $0.7 million and $1.0 million, respectively.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three and six months ended June 30, 2023 the Company recorded no expense under the lease. For the three and six months ended June 30, 2022 the Company recorded $0.2 million and $0.6 million, respectively, under the lease.
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
The Company incurred no restructuring and other related charges during the three and six months ended June 30, 2023 and 2022.
The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Condensed Consolidated Balance Sheets:

(in thousands)	Restructuring charges
Balance at January 1, 2023	$2,083
Charges incurred	—
Cash paid	(826)
Balance at June 30, 2023	$1,257

GoHealth, Inc.	2023 Form 10-Q	24

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
Update on Business Trends and Strategy
The Company is part of a dynamic market and, as expectations evolve, the Company likewise works to evolve in parallel its business strategies and priorities. In response to the pressures on LTVs in 2021 and 2022 that we previously observed and discussed, the Company focused its efforts on delivering efficiency, with an emphasis on operational efficiency as opposed to revenue maximization. As a result, in 2022 we implemented steps to transition to the Encompass model, which is our preferred operating platform that puts the customer at the center of all our activities, including how we market, support enrollment activities, provide administrative services, utilize our proprietary technology, and ultimately deliver a high quality solution to those we serve. The Encompass model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized, and was previously labeled “Encompass Revenue.”
We refined the size of our sales force to align with our focus on quality, and we expanded our services by offering Encompass Connect and Encompass Engage to our health plan partner members. Encompass Connect is designed to focus on consumer acquisition and to provide enrollment related services to our participating health plan partners. Using machine learning technology, our agents aim to effectively qualify and match individuals with the best plan. This combination of technology and experienced agents delivers a personalized matching process that incorporates consumers’ top priorities and helps them to understand associated tradeoffs across various benefits as they select and enroll in a plan. During the second quarter of 2023, we expanded our Encompass Connect contracts and model to include our external partners.
Encompass Engage includes post-enrollment member outreach and engagement services. Our agents strive to alleviate the confusion that consumers often feel by facilitating an onboarding experience customized to a member’s plan and health needs.

With leading proprietary technology and consumer insights, our end-to-end Encompass model offers a differentiated way for Medicare beneficiaries to navigate the complex Medicare Advantage plan selection process and begin to utilize their new plan benefits with greater confidence. By working closely with our benefit consultants and dedicated health plan enrollment specialists, we believe individuals can better understand the plan options available and receive more detailed, plan-specific information during the enrollment process. Coupled with the execution of our new member onboarding action plans, consumers who enroll through our Encompass model have exhibited higher customer persistency.

GoHealth, Inc.	2023 Form 10-Q	25

Additionally, the Company made the strategic decision to exit its non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business. The exit was completed during the second quarter of 2023. During the three and six months ended June 30, 2023, non-Encompass BPO Services contributed $2.5 million and $9.3 million of net revenue, respectively. During the three and six months ended June 30, 2022, non-Encompass BPO Services contributed $23.1 million and $58.1 million of net revenue, respectively.

During the first quarter of 2023, the Company reorganized its operations from four operating and reportable segments to one operating and reportable segment. The change reflects how the CODM evaluates the Company’s operating and financial performance on a consolidated basis and is consistent with changes made to the Company’s internal reporting structure. Additionally, the single operating segment aligns with the Company’s shift in focus towards Medicare products. All prior period comparative segment information was recast to reflect the current single operating segment in accordance with ASC 280, Segment Reporting.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2023 was 58.8% and 59.0%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2022 were 61.5% and 62.6%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of June 30, 2023, is as follows:
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
The Company implemented the Reverse Stock Split, which became effective on November 17, 2022. Please refer to Note 5 “Stockholders' Equity” of the Notes to Condensed Consolidated Financial Statements for more information on the Reverse Stock Split.
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

GoHealth, Inc.	2023 Form 10-Q	26

Results of Operations
The following is our consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2023	2022	2023		2022
Net revenues	142,779	158,654	325,937	—	429,247
Operating expenses:
Revenue share	36,422	51,074	81,884		118,997
Marketing and advertising	39,269	44,714	85,012		128,747
Customer care and enrollment	45,536	66,542	87,563		144,997
Technology	10,511	10,749	20,054		23,508
General and administrative	37,855	38,106	60,473		67,323
Amortization of intangible assets	23,515	23,515	47,029		47,029
Operating lease impairment charges	2,687	24,995	2,687		24,995
Total operating expenses	195,795	259,695	384,702	—	555,596
Income (loss) from operations	(53,016)	(101,041)	(58,765)	—	(126,349)
Interest expense	17,265	12,724	34,156		24,122
Other (income) expense, net	21	(13)	(32)		50
Income (loss) before income taxes	(70,302)	(113,752)	(92,889)		(150,521)
Income tax expense (benefit)	(73)	—	(117)		472
Net income (loss)	(70,229)	(113,752)	(92,772)		(150,993)
Net income (loss) attributable to non-controlling interests	(41,287)	(69,933)	(54,651)		(93,691)
Net income (loss) attributable to GoHealth, Inc.	$(28,942)	$(43,819)	$(38,121)		$(57,302)
Non-GAAP financial measures:
EBITDA	$(26,669)	$(74,617)	$(6,098)		$(74,040)
Adjusted EBITDA	$788	$(31,741)	$29,566		$(20,668)
Adjusted EBITDA margin	0.6%	(20.0)%	9.1%		(4.8)%
The following is our net revenues for the three and six months ended June 30, 2023 and 2022:

Net Revenues	Three months ended Jun. 30,
	2023	2022	$ Change	% Change
	$142,779	$158,654	$(15,875)	(10.0)%

	Six months ended Jun. 30,
	2023	2022	$ Change	% Change
	$325,937	$429,247	$(103,310)	(24.1)%
The decrease for the three months ended June 30, 2023 compared to the prior year period was primarily attributable to a decrease in revenues associated with the strategic decision to exit our non-Encompass BPO services (services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model), to focus on our core business. The decrease was partially offset by a 4%, increase in Medicare revenue. The decrease for the six months ended June 30, 2023 compared to the prior year period was primarily attributable to a decrease in agent headcount and associated opportunities, which drove a 16% decrease in Medicare revenue, as well as a decrease in revenues associated with the strategic decision to exit our non-Encompass BPO services.
The following are our key components of operating expenses and results thereof for the three and six months ended June 30, 2023 and 2022:

Revenue share	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$36,422	$51,074	$(14,652)	(28.7)%	25.5%	32.2%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$81,884	$118,997	$(37,113)	(31.2)%	25.1%	27.7%

GoHealth, Inc.	2023 Form 10-Q	27

The decrease for the three months ended June 30, 2023 compared to the prior year period was primarily attributable to declines in certain direct partner campaigns with revenue-sharing components. The decrease for the six months ended June 30, 2023 was primarily attributable to declines in certain direct partner campaigns with revenue-sharing components as well as a decrease in Submissions generated by our independent network of outsourced agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements.

Marketing and advertising expense	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$39,269	$44,714	$(5,445)	(12.2)%	27.5%	28.2%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$85,012	$128,747	$(43,735)	(34.0)%	26.1%	30.0%
The decreases for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily attributable to an intentional pullback on marketing and advertising spend as the Company focused on higher quality Submissions through targeted marketing.

Customer care and enrollment	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$45,536	$66,542	$(21,006)	(31.6)%	31.9%	41.9%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$87,563	$144,997	$(57,434)	(39.6)%	26.9%	33.8%
The decrease for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily attributable to reduced agent headcount as we focused on improving operational efficiencies.

Technology expense	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$10,511	$10,749	$(238)	(2.2)%	7.4%	6.8%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$20,054	$23,508	$(3,454)	(14.7)%	6.2%	5.5%
The slight decrease for the three months ended June 30, 2023 compared to the prior year period was primarily attributable to a ramp up in hiring within the technology support functions as we continue to invest in and enhance our technology to drive overall efficiency in our model and improve the consumer experience, despite an overall reduced headcount compared to the prior year period. The decrease for the six months ended June 30, 2023 compared to the prior year period was primarily attributable to reduced headcount in our technology support functions.

General and administrative expense	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	37,855	38,106	$(251)	(0.7)%	26.5%	24.0%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$60,473	$67,323	$(6,850)	(10.2)%	18.6%	15.7%
The decrease for the three months ended June 30, 2023 compared to the prior year period was primarily attributable to reduced headcount in our corporate infrastructure, partially offset by an increase in expenses related to legal fees. The decrease for the six months ended June 30, 2023 compared to the prior year period was primarily attributable to reduced headcount in our corporate infrastructure as well as a reduction of expenses related to consulting and professional services, partially offset by an increase in expenses related to legal fees.

GoHealth, Inc.	2023 Form 10-Q	28

Amortization of intangible assets	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	23,515	23,515	$—	—%	16.5%	14.8%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$47,029	$47,029	$—	—%	14.4%	11.0%
Amortization of intangible assets expense was $23.5 million for both the three and six months ended June 30, 2023 and 2022, and relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	17,265	12,724	$4,541	35.7%	12.1%	8.0%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$34,156	$24,122	$10,034	41.6%	10.5%	5.6%
The increases for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily attributable to an increase in interest rates on our Term Loan Facilities.

Non-GAAP Financial Measures
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax (benefit) expense and depreciation and amortization expense, or EBITDA; Adjusted EBITDA; Adjusted EBITDA margin; Sales per Submission; Cost per Submission and Adjusted Gross Margin per Submission. Adjusted EBITDA is the primary financial performance measure used by management to evaluate the business and monitor its results of operations. Sales per Submission, Cost per Submission and Adjusted Gross Margin per Submission are key operating metrics used by management to understand the Company’s underlying financial performance and trends.
Adjusted EBITDA represents EBITDA as further adjusted for certain items summarized in the table below. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenue. Sales per Submission represents Medicare Revenue per Submission as further adjusted for certain items summarized in the table within the Key Business Performance and Operating Metrics section below. Cost per Submission represents Operating Expense per Submission as further adjusted for certain items summarized in the table within the Key Business Performance and Operating Metrics section below. Adjusted Gross Margin represents Sales per Submission less Cost per Submission.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA, Adjusted EBITDA, Sales per Submission, Cost per Submission and Adjusted Gross Margin per Submission to its most directly comparable GAAP financial measure, are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

GoHealth, Inc.	2023 Form 10-Q	29

The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
Non-GAAP Financial Measures	2023	2022	2023	2022
Net revenues	$142,779	$158,654	$325,937	$429,247
Net income (loss)	(70,229)	(113,752)	(92,772)	(150,993)
Interest expense	17,265	12,724	34,156	24,122
Income tax expense (benefit)	(73)	—	(117)	472
Depreciation and amortization expense	26,368	26,411	52,635	52,359
EBITDA	(26,669)	(74,617)	(6,098)	(74,040)
Share-based compensation expense (1)	10,120	14,257	16,704	19,412
Legal fees (2)	12,730	—	14,353	—
Operating lease impairment charges (3)	2,687	24,995	2,687	24,995
Severance costs (4)	1,920	3,624	1,920	5,015
Professional services (5)	—	—	—	3,950
Adjusted EBITDA	$788	$(31,741)	$29,566	$(20,668)
Adjusted EBITDA Margin	0.6%	(20.0)%	9.1%	(4.8)%

(1)Represents non-cash share-based compensation expense relating to equity awards, as well share-based compensation expense relating to liability classified awards that will be settled in cash.
(2)Represents non-routine legal fees and accruals unrelated to our core operations.
(3)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.
(4)Represents costs associated with the termination of executive employment and associated fees unrelated to restructuring activities.
(5)Represents costs associated with non-recurring consulting fees and other professional services.

Adjusted EBITDA	Three months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$788	$(31,741)	$32,529	(102.5)%	0.6%	(20.0)%

	Six months ended Jun. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$29,566	$(20,668)	$50,234	(243.1)%	9.1%	(4.8)%
The increases for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily due to our focus on driving high-quality Medicare services for our beneficiaries through the Encompass operating model. Our improved operating efficiencies were enabled by reduced headcount, targeted marketing, and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. Below are the most relevant business and operating metrics, besides EBITDA and Adjusted EBITDA, for our single operating and reportable segment.
The following tables set forth the reconciliations of Medicare Revenue per Submission, Operating Expense per Submission, and Gross Margin per Submission to Sales per Submission, Cost Per Submission, and Adjusted Gross Margin per Submission for the periods indicated (unaudited):

GoHealth, Inc.	2023 Form 10-Q	30

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2023	2022	2023	2022
Sales per Submission
Medicare Revenue per Submission	$852	$865	$819	$879
Lookback Adjustments reported during the indicated periods[1]	—	20	—	14
Sales per Submission	$852	$885	$819	$893

Cost per Submission
Operating Expense per Submission	$1,202	$1,677	$1,022	$1,337
Indirect operating expenses[2]	(458)	(629)	(346)	(392)
Lookback Adjustments reported during the indicated periods[1]	—	6	—	4
Exit of non-Encompass BPO Services	(14)	(127)	(21)	(114)
Share-based compensation expense[3]	(5)	(5)	(4)	(5)
Cost per Submission	$725	$922	$651	$830

Gross Margin per Submission[4]	$(350)	$(812)	$(203)	$(458)
Adjusted Gross Margin per Submission[5]	$127	$(37)	$168	$63

(1)Excludes the impact of Lookback Adjustments on non-Encompass BPO Services.
(2)Indirect operating expenses include technology and general and administrative expenses, inclusive of associated share-based compensation expense, as well as amortization of intangible assets and operating lease impairment charges.
(3)Shared-based compensation expense included within marketing and advertising expenses and customer care and enrollment expenses.
(4)Medicare Revenue per Submission less Operating Expense per Submission.
(5)Sales per Submission less Cost per Submission.

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
The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Jun. 30,
	2023	2022	Change	% Change
	162,837	154,893	$7,944	5.1%

	Six months ended Jun. 30,
	2023	2022	Change	% Change
	$376,482	415,559	$(39,077)	(9.4)%
The increase for the three months ended June 30, 2023 was attributable to an increase in opportunities resulting from our focus on higher quality Submissions through targeted marketing. The decrease for the six months ended June 30, 2023 compared to the prior year period was primarily driven by a decrease in agent headcount and associated opportunities resulting from our strategic focus on driving high-quality Medicare services and operational efficiencies.

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

GoHealth, Inc.	2023 Form 10-Q	31

The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Three months ended Jun. 30,
	2023	2022	$ Change	% Change
	$852	$885	$(33)	(3.7)%

	Six months ended Jun. 30,
	2023	2022	$ Change	% Change
	$819	$893	$(74)	(8.3)%
The decreases for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily driven by a change in health plan partner mix, as well as an increased constraint on agency commission, partially offset by improved effectuation.

Sales/Cost of Submission and Cost Per Submission
Sales/Cost of Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our non-Encompass BPO Services, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the aggregate cost to convert prospects into Submissions (comprised of revenue share, marketing and advertising expenses and customer care and enrollment expenses, excluding associated share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our non-Encompass BPO Services) for such period. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in the 2022 Form 10-K..
Cost per Submission refers to (x) the aggregate cost to convert prospects into Submissions during a particular period (comprised of revenue share, marketing and advertising expenses, and customer care and enrollment expenses, excluding associated share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our non-Encompass BPO Services) divided by (y) either (i) a completed application with our licensed agent that is submitted to the insurance health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period.
The following are our Sales/Cost of Submission, Cost of Submission (in thousands) and Cost Per Submission for the three and six months ended June 30, 2023 and 2022.

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2023	2022	2023	2022
Sales/Cost of Submission	1.2	1.0	1.3	1.1
Cost of Submission	$118,080	$142,853	245,250	$345,103
Cost per Submission	$725	$922	651	$830
The increases in Sales/Cost of Submission for both the three and six months ended June 30, 2023 compared to the prior year periods and the decreases in Cost of Submission and Cost per Submission for both the three and six months ended June 30, 2023 compared to the prior year periods were primarily attributable to our strategic shift towards the Encompass operating model with improved operating efficiencies.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At June 30, 2023, cash and cash equivalents totaled $25.4 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. During the year ended December 31, 2022, we raised $50.0 million through

GoHealth, Inc.	2023 Form 10-Q	32

the issuance and sale of Series A redeemable convertible preferred stock. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of June 30, 2023, the Company had no amounts outstanding under the Revolving Credit Facilities and had a remaining capacity of $200.0 million.To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the six months ended June 30, 2023 and 2022:

	Six months ended Jun. 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$31,340	$6,377
Net cash provided by (used in) investing activities	(4,660)	(9,658)
Net cash provided by (used in) financing activities	(17,826)	(4,463)
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
Net cash provided by operating activities was $31.3 million for the six months ended June 30, 2023, compared to $6.4 million for the six months ended June 30, 2022. The $25.0 million increase was driven by a decrease in net loss of $58.2 million, an increase in accounts payable of $19.4 million, a decrease in commissions receivable of $17.9 million, an increase in accrued liabilities of $16.4 million, and a decrease in prepaid expenses and other assets of $4.7 million, partially offset by a decrease in deferred revenue of $25.0 million, a decrease in commissions payable of $24.3 million, a decrease in operating lease impairment charges of $22.3 million, an increase in accounts receivable of $9.9 million, and other adjustments for non-cash items of $10.2 million.
Investing Activities
Net cash used in investing activities decreased to $4.7 million for the six months ended June 30, 2023, from $9.7 million for the six months ended June 30, 2022. The decrease was primarily driven by a decrease in capitalized internal-use software related to new technology, software, and systems, as well as a decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $17.8 million for the six months ended June 30, 2023, up from $4.5 million for the six months ended June 30, 2022. The increase was primarily driven by a $12.8 million increase in the repayment of borrowings.
Credit Facilities
Term Loan Facilities
As of June 30, 2023, the Company had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Term Loan Facilities’ effective interest rates were 12.8% at June 30, 2023.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.

GoHealth, Inc.	2023 Form 10-Q	33

Mandatory Prepayments
During the second quarter of 2023, the Company made a $14.0 million mandatory prepayment to its lenders in connection with fiscal year 2022. Principal repayment obligations are reduced by the amount of any prepayment, and as such, the $14.0 million prepayment during the second quarter of 2023 satisfied the Company’s principal repayment obligations through the second quarter of 2025. No other mandatory prepayments have been required or made during the three and six months ended June 30, 2023. See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s mandatory prepayment.
Revolving Credit Facilities
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
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of both June 30, 2023 and December 31, 2022. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of June 30, 2023.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Credit Facilities.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2022 Form 10-K. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.

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

GoHealth, Inc.	2023 Form 10-Q	34

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2023, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related revenue share and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

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

Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2023 Form 10-Q	35

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 11, “Commitments And Contingencies,” of the Notes to the Condensed Consolidated Financial Statements for information about legal proceedings.

ITEM 1A. RISK FACTORS.

Our business could be adversely affected as a result of uncertainty regarding proposals or other actions taken by stockholders related to the consideration of a possible future transaction.

In May 2023, our Board of Directors received an unsolicited proposal from a group of buyers that includes Centerbridge and the Founders to acquire all of the outstanding shares of Class A common stock and LLC Interests not already owned by the potential buyers. In August 2023, we announced that, following careful review and consideration with its independent financial and legal advisors, a Special Committee of the Board of the Directors rejected this proposal. Addressing the unsolicited proposal, similar future proposals and any other actions by stockholders or others relating to a potential transaction involving ownership of the Company could interfere with our ability to execute our strategic plans, make it more difficult to attract and retain qualified executives and employees, cause management distraction, require us to utilize more resources than anticipated towards review of strategic alternatives and result in the loss of potential business opportunities, any of which could have a material negative impact on the Company. In addition, our business and operations may be harmed to the extent that our customers, suppliers and others believe that we cannot effectively compete in the marketplace without completing a transaction, or there is customer, supplier or employee uncertainty surrounding the future direction of the product and service offerings and our strategy on a continued basis. There can be no assurance that any transaction will be completed now or in the future.

Further, the unsolicited proposal, similar future proposals and any actual or perceived actions by our stockholders or others relating to a potential transaction involving the Company may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.

None.

GoHealth, Inc.	2023 Form 10-Q	36

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020
4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021

10.1#	Separation and General Release Agreement, dated July 28, 2023, by and between Shane Cruz, Norvax, LLC, GoHealth, Inc., and GoHealth Holdings, LLC	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2023 Form 10-Q	37

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	August 10, 2023	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2023	By:	/s/ Jason Schulz
Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2023 Form 10-Q	38