Form 10-Q
period 2023-09-30
GoHealth, Inc.
filed 2023-11-09
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-39390
GoHealth, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	85-0563805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W Merchandise Mart Plaza	Suite 1750	60654
Chicago,	Illinois
(Address of principal executive offices)		(Zip Code)
(312) 386-8200
(Registrant’s telephone number, including area code)
214 W Huron St.
Chicago, IL 60654
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the registrant had 9,554,139 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,816,979 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Annual Report on Form 10-K”), the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the first fiscal quarter ended March 31, 2023, our Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2023, this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission.
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
•“Continuing Equity Owners” refer collectively to direct or indirect holders of LLC Interests and our Class B common stock immediately following consummation of the Transactions, including Centerbridge, NVX Holdings, our Founders, the Former Profits Unit Holders and certain executive officers, employees and other minority investors and their respective permitted transferees who may, following the consummation of our IPO, exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (determined solely by our independent directors (within the meaning of the listing rules of The Nasdaq Global Market who are disinterested)), cash or newly-issued shares of our Class A common stock.
•“Founders” refer to Brandon M. Cruz, our Co-Founder and Co-Chairman of the Board, and Clinton P. Jones, our Co-Founder and Co-Chairman of the Board.

GoHealth, Inc.	2023 Form 10-Q	1

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
•“Adjusted Gross Margin per Submission” refers to Sales per Submission less Cost per Submission.
•“Cost of Submission” refers to the aggregate cost to convert prospects into Submissions during a particular period. Cost of Submission is comprised of revenue share, marketing and advertising expenses and customer care and enrollment expenses, excluding share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods and such expenses related to Non-Encompass BPO Services.
•“Cost per Submission” refers to (x) the aggregate cost to convert prospects into Submissions for a particular period (comprised of revenue share, marketing and advertising expenses, and customer care and enrollment expenses, excluding share-based compensation expense and such expenses related to Non-Encompass BPO Services) divided by (y) either (i) a completed application with our licensed agent that is submitted to the insurance health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our Non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period.
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

GoHealth, Inc.	2023 Form 10-Q	2

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

We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures include EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate the business and monitor the results of operations. Sales per Submission, Cost per Submission and Adjusted Gross Margin per Submission are also presented on a non-GAAP basis and are key operating metrics used by management to understand the Company’s underlying financial performance and trends.

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

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA, Adjusted EBITDA, Sales per Submission, Cost per Submission and Adjusted Gross Margin per Submission to its most directly comparable GAAP financial measure are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.

GoHealth, Inc.	2023 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2023	2022	2023	2022
Net revenues	132,037	133,052	457,974	562,299
Operating expenses:
Revenue share	35,992	48,044	117,876	167,041
Marketing and advertising	39,416	22,661	124,428	151,408
Customer care and enrollment	46,472	51,153	134,035	196,150
Technology	11,652	11,061	31,706	34,569
General and administrative	12,967	25,611	73,440	90,859
Amortization of intangible assets	23,514	23,514	70,543	70,543
Operating lease impairment charges	—	350	2,687	25,345
Restructuring and other related charges	—	9,797	—	11,872
Total operating expenses	170,013	192,191	554,715	747,787
Income (loss) from operations	(37,976)	(59,139)	(96,741)	(185,488)
Interest expense	17,565	15,630	51,721	39,752
Other (income) expense, net	771	(115)	739	(65)
Income (loss) before income taxes	(56,312)	(74,654)	(149,201)	(225,175)
Income tax (benefit) expense	(108)	—	(225)	472
Net income (loss)	(56,204)	(74,654)	(148,976)	(225,647)
Net income (loss) attributable to non-controlling interests	(32,294)	(44,649)	(86,945)	(138,340)
Net income (loss) attributable to GoHealth, Inc.	$(23,910)	$(30,005)	$(62,031)	$(87,307)
Net loss per share (Note 7):
Net loss per share of Class A common stock — basic and diluted	$(2.61)	$(3.41)	$(7.04)	$(10.54)
Weighted-average shares of Class A common stock outstanding — basic and diluted	9,489	8,825	9,194	8,293
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

GoHealth, Inc.	2023 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2023	2022	2023	2022
Net income (loss)	$(56,204)	$(74,654)	$(148,976)	$(225,647)
Other comprehensive income (loss):
Foreign currency translation adjustments	143	156	189	(306)
Comprehensive income (loss)	(56,061)	(74,498)	(148,787)	(225,953)
Comprehensive income (loss) attributable to non-controlling interests	(32,212)	(44,556)	(86,836)	(138,534)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(23,849)	$(29,942)	$(61,951)	$(87,419)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Sep. 30, 2023	Dec. 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,387	$16,464
Accounts receivable, net of allowance for doubtful accounts of $139 in 2023 and $89 in 2022	12,412	4,703
Commissions receivable - current	285,922	335,796
Prepaid expense and other current assets	21,599	57,593
Total current assets	346,320	414,556
Commissions receivable - non-current	609,831	695,637
Operating lease ROU asset	22,932	21,483
Other long-term assets	2,907	1,721
Property, equipment, and capitalized software, net	25,350	25,282
Intangible assets, net	430,069	500,611
Total assets	$1,437,409	$1,659,290
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,213	$15,148
Accrued liabilities	46,657	53,334
Commissions payable - current	103,640	122,023
Short-term operating lease liability	5,785	8,974
Deferred revenue	42,819	50,594
Current portion of long-term debt	—	5,270
Other current liabilities	12,661	10,112
Total current liabilities	217,775	265,455
Non-current liabilities:
Commissions payable - non-current	221,051	253,118
Long-term operating lease liability	40,819	38,367
Long-term debt, net of current portion	496,965	504,810
Other non-current liabilities	6,884	5,839
Total non-current liabilities	765,719	802,134
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding at both September 30, 2023 and December 31, 2022. Liquidation preference of $50.9 million at September 30, 2023 and December 31, 2022.	49,302	49,302
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 9,707 and 8,963 shares issued; 9,550 and 8,950 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	1	1
Class B common stock – $0.0001 par value; 616,021 and 616,259 shares authorized; 12,817 and 13,054 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding at both September 30, 2023 and December 31, 2022.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding at both September 30, 2023 and December 31, 2022.	—	—
Treasury stock – at cost; 157 and 13 shares of Class A common stock at September 30, 2023 and December 31, 2022, respectively.	(2,423)	(345)
Additional paid-in capital	649,470	626,269
Accumulated other comprehensive income (loss)	(64)	(144)
Accumulated deficit	(419,054)	(357,023)
Total stockholders’ equity attributable to GoHealth, Inc.	227,931	268,759
Non-controlling interests	176,682	273,640
Total stockholders’ equity	404,613	542,399
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,437,409	$1,659,290
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Sep. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jul. 1, 2023	9,499	$1	12,818	$1	(81)	$(1,051)	$646,232	$(395,144)	$(125)	$210,845	$460,759
Net income (loss)								(23,910)		(32,294)	(56,204)
Issuance of Class A common shares related to share-based compensation plans	208	—					6				6
Share-based compensation expense							2,173				2,173
Foreign currency translation adjustments									61	82	143
Class A common shares repurchased for employee tax withholdings					(76)	(1,372)					(1,372)
Dividends accumulated on Series A redeemable convertible preferred stock							(892)				(892)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	—	—	—	—			1,951			(1,951)	—
Balance at Sep. 30, 2023	9,707	$1	12,817	$1	(157)	$(2,423)	$649,470	$(419,054)	$(64)	$176,682	$404,613

	Three months ended Sep. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jul. 1, 2022	8,797	$1	13,171	$1	(12)	$(344)	$612,658	$(265,619)	$(234)	$411,858	$758,321
Net income (loss)								(30,005)		(44,649)	(74,654)
Issuance of Class A common shares related to share-based compensation plans	18	—					—				—
Share-based compensation expense							5,483				5,483
Foreign currency translation adjustments									63	93	156
Class A common shares repurchased for employee tax withholdings					—	(1)					(1)
Dividends accumulated on Series A redeemable convertible preferred stock							(67)				(67)
Forfeitures of Time-Vesting Units			(10)	—							—
Redemption of LLC Interests	81	—	(81)	—			3,008			(3,008)	—
Balance at Sep. 30, 2022	8,896	$1	13,080	$1	(12)	$(345)	621,082	$(295,624)	$(171)	$364,294	$689,238

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Nine months ended Sep. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest		Stockholders’ Equity
Balance at Jan. 1, 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640		$542,399
Net income (loss)								(62,031)		(86,945)		(148,976)
Issuance of Class A common shares related to share-based compensation plans	510	—					456					456
Share-based compensation expense							15,298					15,298
Foreign currency translation adjustments									80	109		189
Class A common shares repurchased for employee tax withholdings					(144)	(2,078)					—	(2,078)
Dividends accumulated on Series A redeemable convertible preferred stock							(2,675)					(2,675)
Forfeitures of Time-Vesting Units			(3)	—								—
Redemption of LLC Interests	234	—	(234)	—			10,122			(10,122)		—
Balance at Sep. 30, 2023	9,707	$1	12,817	$1	(157)	$(2,423)	$649,470	$(419,054)	$(64)	$176,682		$404,613

	Nine months ended Sep. 30, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2022	7,699	$1	13,690	$1	—	$—	$561,477	$(208,317)	$(59)	$539,387	$892,490
Net income (loss)								(87,307)		(138,340)	(225,647)
Issuance of Class A common shares related to share-based compensation plans	614	—					337				337
Share-based compensation expense							22,776				22,776
Foreign currency translation adjustments									(112)	(194)	(306)
Class A common shares repurchased for employee tax withholdings					(12)	(345)					(345)
Dividends accumulated on Series A redeemable convertible preferred stock							(67)				(67)
Forfeitures of Time-Vesting Units			(27)	—							—
Redemption of LLC Interests	583	—	(583)	—			36,559			(36,559)	—
Balance at Sep. 30, 2022	8,896	$1	13,080	$1	(12)	$(345)	$621,082	$(295,624)	$(171)	$364,294	$689,238

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended Sep. 30,
	2023	2022
Operating Activities
Net income (loss)	$(148,976)	$(225,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	15,298	22,776
Depreciation and amortization	8,357	9,881
Amortization of intangible assets	70,543	70,543
Amortization of debt discount and issuance costs	2,397	2,163
Operating lease impairment charges	2,687	25,345
Non-cash lease expense	3,080	4,064
Other non-cash items	(636)	(517)
Non-cash restructuring charges	—	976
Changes in assets and liabilities:
Accounts receivable	(7,030)	12,852
Commissions receivable	135,636	85,522
Prepaid expenses and other assets	34,632	29,608
Accounts payable	(9,756)	(30,573)
Accrued liabilities	(6,676)	(20,818)
Deferred revenue	(7,775)	113,645
Commissions payable	(50,451)	(3,153)
Operating lease liabilities	(7,472)	(5,885)
Other liabilities	3,982	11,121
Net cash provided by (used in) operating activities	37,840	101,903
Investing Activities
Purchases of property, equipment and software	(8,087)	(12,096)
Net cash provided by (used in) investing activities	(8,087)	(12,096)
Financing Activities
Repayment of borrowings	(15,336)	(3,953)
Payment of preferred stock dividends	(2,675)	—
Repurchase of shares to satisfy employee tax withholding obligations	(2,078)	—
Proceeds from stock option exercises	70	—
Proceeds from sale of Series A redeemable convertible preferred stock	—	50,000
Issuance cost payments from issuance of Series A redeemable convertible preferred stock	—	(1,641)
Debt issuance cost payments	—	(2,763)
Principal payments under capital lease obligations	—	(103)
Net cash provided by (used in) financing activities	(20,019)	41,540
Effect of exchange rate changes on cash and cash equivalents	189	(305)
Increase (decrease) in cash and cash equivalents	9,923	131,042
Cash and cash equivalents at beginning of period	16,464	84,361
Cash and cash equivalents at end of period	$26,387	$215,403
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$820	$100
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2023 Form 10-Q	9

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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2023. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation.
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

GoHealth, Inc.	2023 Form 10-Q	10

information. Revenue share on the Condensed Consolidated Statement of Operations, previously referred to as “cost of revenue,” reflects a name change and does not require any financial information to be reclassified from previous periods.
There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022, which were included in the Company’s 2022 Annual Report on Form 10-K.
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
2. FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques the Company uses to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as presented below.

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

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in no operating lease impairment charge for the three months ended September 30, 2023 and a $2.7 million operating lease impairment charge for the nine months ended September 30, 2023. The Company recorded operating lease impairment charges of $0.4 million and $25.3 million for the three and nine months ended September 30, 2022, respectively.

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
3. INTANGIBLE ASSETS, NET
Intangible Assets
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Sep. 30, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$286,971	$209,029
Customer relationships	232,000	93,960	138,040
Total intangible assets subject to amortization	$728,000	$380,931	$347,069
Indefinite-lived trade names			83,000
Total intangible assets			$430,069

	Dec. 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$233,829	$262,171
Customer relationships	232,000	76,560	155,440
Total intangible assets subject to amortization	$728,000	$310,389	$417,611
Indefinite-lived trade names			83,000
Total intangible assets			$500,611
There was no impairment of intangible assets for the three and nine months ended September 30, 2023 and 2022.
As of September 30, 2023, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

GoHealth, Inc.	2023 Form 10-Q	12

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2023	$17,715	$5,800	$23,515
2024	70,857	23,200	94,057
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
Thereafter	—	39,440	39,440
Total	$209,029	$138,040	$347,069
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Sep. 30, 2023	Dec. 31, 2022
Term Loan Facilities	$502,796	$518,133
Less: Unamortized debt discount and issuance costs	(5,831)	(8,053)
Total debt	$496,965	$510,080
Less: Current portion of long-term debt	—	(5,270)
Total long-term debt	$496,965	$504,810
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

The Company collectively refers to the Initial Term Loan, Incremental Term Loan Facility, 2021 Incremental Term Loans and 2021-2 Incremental Term Loans as the “Term Loan Facilities.”
As of September 30, 2023, the Company had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2022, the Company had a principal amount of $113.7 million, $305.4 million, and $99.0 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Term Loan Facilities’ effective interest rates were 12.9% at September 30, 2023 and 11.2% at December 31, 2022.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Mandatory Prepayments
The Credit Agreement requires that the Borrower, following the end of each fiscal year, offer to repay the outstanding principal amount of all term loans under the Credit Facilities in an aggregate amount equal to (A) 50.0% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 4.50:1.00, which percentage is reduced to 25% if the Total Net Leverage Ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00, which percentage is further reduced to 0% if the Total Net Leverage Ratio is less than or equal to 4.00:1.00, minus (B) at the option of the Borrower, (x) the aggregate amount of certain voluntary prepayments of term loans under the Credit Agreement during such fiscal year or after year-end and prior to the time such Excess Cash Flow prepayment is due, (y) the aggregate principal amount of any voluntary prepayments of indebtedness under pari passu incremental facilities, incremental equivalent debt and/or certain refinancing indebtedness, made during such fiscal year or after such fiscal year and prior to the time such prepayment is due. With respect to each required offer of prepayment, each lender of the term loans has the right to refuse any such offer. To the extent any such offer of prepayment is refused, the aggregate amount of the offered prepayment shall be retained by the Borrower and its restricted subsidiaries. Subject to these terms, the lenders accepted the Company’s offer of prepayment in connection with fiscal year 2022, and as such, the Company paid $14.0 million during the second quarter of 2023. No other mandatory prepayments were required or made during the three and nine months ended September 30, 2023 and 2022.
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
The Company collectively refers to the Revolving Credit Facility, the Incremental Revolving Credit Facilities, and the Incremental No. 4 Revolving Credit Facility as the “Revolving Credit Facilities.” The Revolving Credit Facilities are separated into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million.
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
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of both September 30, 2023 and December 31, 2022. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of both September 30, 2023 and December 31, 2022.
Outstanding borrowings under the Revolving Credit Facilities do not amortize and are due and payable on September 13, 2024.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. The Company is in compliance with all covenants as of September 30, 2023.

GoHealth, Inc.	2023 Form 10-Q	14

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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2023 were 57.5% and 58.5%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2022 were 59.8% and 61.7%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both September 30, 2023 and December 31, 2022, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).

GoHealth, Inc.	2023 Form 10-Q	15

The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and nine months ended September 30, 2023, the Company paid in cash $0.9 million and $2.7 million, respectively, of dividends relating to the Series A-1 convertible preferred stock. For the three and nine months ended September 30, 2022, the Company accrued $0.1 million of dividends that were not paid in cash, which were included within temporary equity on the Condensed Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (x) the liquidation preference (reflecting increases for compounded dividends) plus (y) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of September 30, 2023 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2023 Form 10-Q	16

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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2023	2022	2023	2022
Marketing and advertising	$149	$556	$378	$1,212
Customer care and enrollment	519	738	1,847	1,993
Technology	676	884	2,365	2,493
General and administrative	(1,889)	4,277	11,569	20,170
Total share-based compensation expense	$(545)	$6,456	$16,159	$25,868
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

GoHealth, Inc.	2023 Form 10-Q	17

exercise price equal to the fair market value of a share of the Company’s common stock on the date of commencement and will vest in full on the three-year anniversary of the date of commencement. For the SARs with no future service requirement, the total initial fair value of the awards was recorded as an expense at the time of the grant. The fair value of the awards with a future service requirement was recognized on a straight-line basis over the requisite service period (which service period has now been completed). The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Condensed Consolidated Balance Sheet. The Company had a share-based compensation liability related to the SARs of $5.8 million and $5.0 million as of September 30, 2023 and December 31, 2022, respectively.
Performance Stock Units (“PSUs”)

During 2021, the Company granted to certain of its employees 32,579 shares of Class A common stock issuable pursuant to performance stock units (“PSUs”). The criteria for the market-based PSUs are based on the Company’s total shareholder return (“TSR”) relative to the TSR of the common stock of a predefined industry peer group. TSR is measured at the end of the performance period, which is generally the period commencing on the grant date and ending on the three-year anniversary of the grant date. Depending on the relative TSR achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 0.2% and annualized volatility of 72.0%. The grant date fair value of the PSUs was $332.55 per share. The Company recognizes the grant date fair value of PSUs as compensation expense on a straight-line basis over the three-year performance period.
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
For the three and nine months ended September 30, 2023, the Company recorded share-based compensation benefit related to PSUs of $1.1 million and expense of $0.4 million, respectively. The share-based compensation benefit for the three months ended September 30, 2023 was driven by a forfeiture related to the departure of an executive officer. For the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense related to PSUs of $0.2 million and $1.2 million, respectively.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

GoHealth, Inc.	2023 Form 10-Q	18

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(56,204)	$(74,654)	$(148,976)	$(225,647)
Less: Net loss attributable to non-controlling interests	(32,294)	(44,649)	(86,945)	(138,340)
Net loss attributable to GoHealth, Inc.	(23,910)	(30,005)	(62,031)	(87,307)
Less: Dividends accumulated on redeemable convertible preferred stock	892	67	2,675	67
Net loss attributable to common stockholders	(24,802)	(30,072)	(64,706)	(87,374)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	9,489	8,825	9,194	8,293
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	9,489	8,825	9,194	8,293
Net loss per share of Class A common stock—basic and diluted	$(2.61)	$(3.41)	$(7.04)	$(10.54)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Sep. 30,
(in thousands)	2023	2022
Class A common stock issuable pursuant to equity awards	2,125	1,688
Class A common stock issuable pursuant to conversion of redeemable convertible preferred stock	3,873	5,208
Class B common stock	12,817	13,079
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
8. INCOME TAXES
The Company is taxed as a corporation for income tax purposes and is subject to federal, state, and local taxes on the income allocated to it from GHH, LLC based upon the Company’s economic interest in GHH, LLC. The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes, and the subsidiaries of GHH, LLC are limited liability companies for income tax purposes except for a single domestic subsidiary and its foreign subsidiary, which are taxed as a corporation and foreign disregarded entity, respectively. As such, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. Additionally, certain wholly-owned entities taxed as corporations are subject to federal, state, and foreign income taxes in the jurisdictions in which they operate, and accruals for such taxes are included in the Condensed Consolidated Financial Statements.
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 0.19% and 0.15%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 0.00% and (0.21)%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. As of December 31, 2022 and September 30, 2023, the liability related to the Tax Receivable Agreement was $0.6 million. Should the Company determine that changes to amounts currently recorded arising from the Tax Receivable Agreement are considered probable at a future date based on new information, such additional amounts will be recorded within income from continuing operations at that time.
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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and nine months ended September 30, 2023, the Company recorded no revenue adjustments. For the three and nine months ended September 30, 2022, the Company recorded negative revenue adjustments of $3.1 million and $9.3 million, respectively, for changes in estimates relating to performance obligations satisfied in prior periods.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2023	2022	2023	2022
Medicare Revenue
Agency Revenue
Commission Revenue[1]	$76,579	$82,308	$261,513	$383,028
Partner Marketing and Other Revenue	21,300	19,725	71,619	75,131
Total Agency Revenue	97,879	102,033	333,132	458,159
Non-Agency Revenue	33,510	12,851	106,586	22,151
Total Medicare Revenue	131,389	114,884	439,718	480,310
Other Revenue
Non-Encompass BPO Services Revenue	—	17,554	9,322	75,610
Other Revenue	648	614	8,934	6,379
Total Other Revenue	648	18,168	18,256	81,989
Total Net Revenue	$132,037	$133,052	$457,974	$562,299

(1)Commission revenue excludes commissions generated through the Company’s Non-Encompass BPO Services as well as from the sale of individual and family plan insurance products.

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

Other Revenue: Other revenue is comprised of Non-Encompass BPO Services, which refers to programs in which GoHealth-employed agents are dedicated to certain health plans and agencies we partner with outside of the Encompass model. These services include commission revenue and partner marketing revenue that is directly attributable to Non-Encompass BPO Services. The remaining revenue relates primarily to revenue generated from the sale of individual and family plan insurance products and ancillary services.
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
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue as of September 30, 2023 and December 31, 2022 of $8.0 million and $39.6 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the nine months ended September 30, 2023 was primarily due to less cash received as of September 30, 2023 compared to December 31, 2022 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months.
For the three months ended September 30, 2023 and 2022, the Company recognized no revenue that was deferred as of December 31, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2023 the Company recognized $45.3 million of revenue that was deferred as of December 31, 2022, and for the nine months ended September 30, 2022, the Company recognized $0.1 million of revenue that was deferred as of December 31, 2021.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Nine months ended Sep. 30,
(in thousands)	2023	2022
Beginning balance	$1,031,433	$1,262,507
Commission revenue	266,393	414,735
Cash receipts	(402,116)	(500,257)
Allowance for credit loss	43	57
Ending balance	$895,753	$1,177,042
Less: Commissions receivable - current	285,922	217,937
Commissions receivable - non-current	$609,831	$959,105
The Company’s contracts with health plan partners expose it to credit risk because a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While the Company is exposed to credit losses due to the potential non-performance of its counterparties, the Company considers this risk to be remote. The Company estimates the allowance for credit losses using available information from internal and external sources, related to historical experiences, current conditions and forecasts. Estimates of loss given default are determined by using historical collections data as well as historical information obtained through research and review of other peer companies. The estimated exposure of default is determined by applying these internal and external factors to the commission receivable balances. The Company estimates the maximum credit risk in determining the commissions receivable amount recorded on the balance sheet.
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total revenue for the periods indicated:

GoHealth, Inc.	2023 Form 10-Q	21

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2023	2022	2023	2022
Humana	44%	28%	41%	26%
Elevance Health	20%	24%	18%	24%
United	20%	15%	20%	17%
Centene	7%	17%	7%	15%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of September 30, 2023, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 91%, or $18.6 million, of the combined total. As of December 31, 2022, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 85%, or $37.6 million, of the combined total.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2023 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2023	2022	2023	2022
Finance lease cost[1]	$—	$—	$—	$102
Operating lease cost	1,831	2,210	5,879	6,212
Short-term lease cost[2]	14	117	47	370
Variable lease cost[3]	604	65	858	202
Sublease income	(396)	(295)	(1,181)	(844)
Total net lease expense	$2,053	$2,097	$5,603	$6,042
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

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in no operating lease impairment charge for the three months ended September 30, 2023 and a $2.7 million operating lease impairment charge for the nine months ended September 30, 2023. The Company recorded a $0.4 million and $25.3 million operating lease impairment charge for the three and nine months ended September 30, 2022, respectively. Refer to Note 2. “Fair Value Measurements” for further details.
As of September 30, 2023, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2023	$2,318
2024	9,717
2025	8,835
2026	7,751
2027	7,997
Thereafter	27,451
Total lease payments	$64,069
Less: Imputed interest	(17,465)
Present value of lease liabilities	$46,604
Supplemental cash flow information related to leases are as follows:

GoHealth, Inc.	2023 Form 10-Q	22

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,075	$3,816	$10,123	$7,703
Operating lease assets obtained in exchange for new lease obligations:
Operating lease assets obtained in exchange for new lease obligations(1)	6,735	$—	6,735	$26,405
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$—	$—	$—	$4,155
(1)The Company entered into a lease agreement for its corporate headquarters in Chicago, which commenced on July 5, 2023. The Company entered into a lease agreement with Wilson Tech 5, LLC for office space in Utah, which commenced on June 8, 2022.
The weighted average remaining operating lease term and discount rate are as follows:

	Sep. 30,
	2023	2022
Weighted average remaining lease term:	7.2 years	7.6 years
Weighted average discount rate:	8.9%	8.0%
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

Although outcomes of these cases are uncertain until final disposition, the Company establishes an accrual for such matter when a loss is deemed to be probable and reasonably estimable. To date, the Company has recorded a $12.0 million accrual for the Securities Class Action and the Derivative Action. The amount of the accrual is an estimate based on the Company’s understanding of the action, the specifics of the case and management’s best estimate of the potential loss to be incurred at this time. This estimate will be adjusted from time to time to reflect any changes in circumstances. It is possible that actual future losses related to the Securities Class Action and the Derivative Action will exceed the current accrual level.
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC, and Wilson Tech 5, LLC, each of which are controlled by significant shareholders of the Company, to lease its corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the three and nine months ended September 30, 2023 the Company made aggregate lease

GoHealth, Inc.	2023 Form 10-Q	23

payments of $1.5 million and $4.5 million, respectively. For the three and nine months ended September 30, 2022 the Company made aggregate lease payments of $1.5 million and $2.4 million, respectively.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. The agreement has no set term and is terminable without cause by either party upon 30 days’ prior written notice. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the three and nine months ended September 30, 2023 the Company recorded no expense under the lease. For the three months ended September 30, 2022 the Company recorded no expense under the lease. For the nine months ended September 30, 2022 the Company recorded expense of $0.6 million under the lease.
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
During the three and nine months ended September 30, 2023 the Company incurred no restructuring and other related charges. The components of the restructuring and other related charges for the three and nine months ended September 30, 2022 are as follows:

(in thousands)	Three months ended Sep. 30, 2022	Nine months ended Sep. 30, 2022
Employee termination benefits [1]	$8,722	$10,797
Other associated costs [2]	1,075	1,075
Total restructuring and other related charges	$9,797	$11,872

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

The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Condensed Consolidated Balance Sheets:

	Nine months ended Sep. 30,
(in thousands)	2023	2022
Beginning balance	$2,083	$—
Charges incurred	—	10,896
Cash paid	(1,138)	(6,480)
Ending balance	$945	$4,416

GoHealth, Inc.	2023 Form 10-Q	24

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
Update on Business Trends and Strategy
The Company is part of a dynamic market and, as expectations evolve, the Company likewise works to evolve in parallel its business strategies and priorities. In response to the pressures on LTVs in 2021 and 2022 that we previously observed and discussed in our 2022 Annual Report on Form 10-K, the Company focused its efforts on delivering efficiency, with an emphasis on operational efficiency as opposed to revenue maximization. As a result, in 2022 we implemented steps to transition to the Encompass model, which is our preferred operating platform that puts the customer at the center of all our activities, including how we market, support enrollment activities, provide administrative services, utilize our proprietary technology, and ultimately deliver a high quality solution to those we serve. The Encompass model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized, and was previously labeled “Encompass Revenue.”
The enrollment and engagement services offered through our non-agency model are strategically designed to enhance the consumer experience, reflecting our increased focus on building trusted, long-term relationships with our consumers. For the three months ended September 30, 2023, non-agency revenue increased by $20.7 million compared to the prior year period. Non-agency revenue grew from 11% of total Medicare revenue for the three months ended September 30, 2022 to 26% of total Medicare revenue for the three months ended September 30, 2023. For the nine months ended September 30, 2023, non-agency revenue increased by $84.4 million compared to the prior year period. Non-agency revenue grew from 5% of total Medicare revenue for the nine months ended September 30, 2022 to 24% of total Medicare revenue for the nine months ended September 30, 2023. The growth of non-agency revenue reinforces our commitment to putting consumers at the center of all we do.
We refined the size of our sales force to align with our focus on quality, and we expanded our services by offering Encompass Connect and Encompass Engage to our health plan partner members. Encompass Connect is designed to focus on consumer acquisition and to provide enrollment related services to our participating health plan partners. Using machine learning technology, our agents aim to effectively qualify and match individuals with the best plan through our PlanFit Tool. This combination of technology and experienced agents delivers a personalized matching process that incorporates consumers’ top priorities and helps them to understand associated tradeoffs across various benefits as they select and enroll in a plan. During the second quarter of 2023, we expanded our Encompass Connect contracts and model to include our external partners.

GoHealth, Inc.	2023 Form 10-Q	25

Our continued investment in technology is an important differentiator for GoHealth and our consumers. During October 2023, we launched our PlanFit CheckUp offering, in which GoHealth agents complete a quality shopping assessment for consumers shopping for a Medicare Advantage plan. PlanFit CheckUp enables consumers to navigate this crowded space, regularly assessing the appropriateness of their current plan through a data-driven customized process, guided by the trusted expertise of a licensed GoHealth agent.
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

Additionally, the Company made the strategic decision to exit its Non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business. The exit was completed during the second quarter of 2023. During the three months ended September 30, 2023, Non-Encompass BPO Services contributed no net revenue. During the nine months ended September 30, 2023, Non-Encompass BPO Services contributed $9.3 million of net revenue. During the three and nine months ended September 30, 2022, Non-Encompass BPO Services contributed $17.6 million and $75.6 million of net revenue, respectively.

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

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2023 was 57.5% and 58.5%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2022 were 59.8% and 61.7%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of September 30, 2023, is as follows:

GoHealth, Inc.	2023 Form 10-Q	26

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

GoHealth, Inc.	2023 Form 10-Q	27

Results of Operations
The following is our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2023	2022	2023		2022
Net revenues	132,037	133,052	457,974	—	562,299
Operating expenses:
Revenue share	35,992	48,044	117,876		167,041
Marketing and advertising	39,416	22,661	124,428		151,408
Customer care and enrollment	46,472	51,153	134,035		196,150
Technology	11,652	11,061	31,706		34,569
General and administrative	12,967	25,611	73,440		90,859
Amortization of intangible assets	23,514	23,514	70,543		70,543
Operating lease impairment charges	—	350	2,687		25,345
Restructuring and other related charges	—	9,797	—		11,872
Total operating expenses	170,013	192,191	554,715	—	747,787
Income (loss) from operations	(37,976)	(59,139)	(96,741)	—	(185,488)
Interest expense	17,565	15,630	51,721		39,752
Other (income) expense, net	771	(115)	739		(65)
Income (loss) before income taxes	(56,312)	(74,654)	(149,201)		(225,175)
Income tax expense (benefit)	(108)	—	(225)		472
Net income (loss)	(56,204)	(74,654)	(148,976)		(225,647)
Net income (loss) attributable to non-controlling interests	(32,294)	(44,649)	(86,945)		(138,340)
Net income (loss) attributable to GoHealth, Inc.	$(23,910)	$(30,005)	$(62,031)		$(87,307)
Non-GAAP financial measures:
EBITDA	$(12,482)	$(30,959)	$(18,580)		$(104,999)
Adjusted EBITDA	$(11,475)	$(14,327)	$18,091		$(34,995)
Adjusted EBITDA margin	(8.7)%	(10.8)%	4.0%		(6.2)%
The following is our net revenues for the three and nine months ended September 30, 2023 and 2022:

Net Revenues	Three months ended Sep. 30,
	2023	2022	$ Change	% Change
	$132,037	$133,052	$(1,015)	(0.8)%

	Nine months ended Sep. 30,
	2023	2022	$ Change	% Change
	$457,974	$562,299	$(104,325)	(18.6)%
The decrease for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to a decrease in revenues associated with the strategic decision to exit our Non-Encompass BPO Services to focus on our core business. The decrease was partially offset by a 14% increase in Medicare revenue. The decrease for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to a decrease in revenues associated with the strategic decision to exit our Non-Encompass BPO Services, as well as a decrease in agent headcount and associated opportunities, which drove an 8% decrease in Medicare revenue.
The following are our key components of operating expenses and results thereof for the three and nine months ended September 30, 2023 and 2022:

Revenue share	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$35,992	$48,044	$(12,052)	(25.1)%	27.3%	36.1%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$117,876	$167,041	$(49,165)	(29.4)%	25.7%	29.7%

GoHealth, Inc.	2023 Form 10-Q	28

The decreases for both the three and nine months ended September 30, 2023 compared to the prior year periods were primarily attributable to declines in certain direct partner campaigns with revenue-sharing components.

Marketing and advertising expense	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$39,416	$22,661	$16,755	73.9%	29.9%	17.0%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$124,428	$151,408	$(26,980)	(17.8)%	27.2%	26.9%

The increase for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to an increase in investments related to the testing of marketing strategies in advance of the 2023 Medicare annual enrollment period (“AEP”). The decrease for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend during the first two quarters of the current fiscal year as the Company focused on higher quality Submissions through targeted marketing.

Customer care and enrollment	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$46,472	$51,153	$(4,681)	(9.2)%	35.2%	38.4%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$134,035	$196,150	$(62,115)	(31.7)%	29.3%	34.9%
The decrease for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to reduced agent headcount as we focused on improving operational efficiencies, partially offset by increased investment in the development of agents in preparation for the 2023 AEP. The decrease for the nine months ended September 30, 2023 was primarily attributable to reduced agent headcount during the first two quarters of the current fiscal year as we focused on improving operational efficiencies.

Technology expense	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$11,652	$11,061	$591	5.3%	8.8%	8.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$31,706	$34,569	$(2,863)	(8.3)%	6.9%	6.1%
The slight increase for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to the introduction of technological enhancements in preparation for the 2023 AEP. The decrease for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to reduced headcount in our technology support functions during the first two quarters of the current fiscal year, partially offset by the third quarter technological enhancements in preparation for the 2023 AEP.

General and administrative expense	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	12,967	25,611	$(12,644)	(49.4)%	9.8%	19.2%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$73,440	$90,859	$(17,419)	(19.2)%	16.0%	16.2%
The decrease for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to a decrease in share-based compensation expense and a reduction of expenses related to legal fees. The decrease for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to a decrease in share-based compensation expense, a reduction of expenses related to consulting fees and reduced headcount in our corporate infrastructure, partially offset by an increase of expenses related to legal fees.

GoHealth, Inc.	2023 Form 10-Q	29

Amortization of intangible assets	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	23,514	23,514	$—	—%	17.8%	17.7%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$70,543	$70,543	$—	—%	15.4%	12.5%
Amortization of intangible assets expense was $23.5 million for the three months ended September 30, 2023 and 2022 and $70.5 million for the nine months ended September 30, 2023 and 2022. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	17,565	15,630	$1,935	12.4%	13.3%	11.7%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$51,721	$39,752	$11,969	30.1%	11.3%	7.1%
The increases for both the three and nine months ended September 30, 2023 compared to the prior year periods were primarily attributable to an increase in interest rates on our Term Loan Facilities.

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
Adjusted EBITDA represents, as applicable for the period, EBITDA as further adjusted for certain items summarized in the table below. Adjusted EBITDA margin represents Adjusted EBITDA divided by net revenue. Sales per Submission represents Medicare Revenue per Submission as further adjusted for certain items summarized in the table within the Key Business Performance and Operating Metrics section below. Cost per Submission represents Operating Expense per Submission as further adjusted for certain items summarized in the table within the Key Business Performance and Operating Metrics section below. Adjusted Gross Margin represents Sales per Submission less Cost per Submission.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA, Adjusted EBITDA, Sales per Submission, Cost per Submission and Adjusted Gross Margin per Submission to its most directly comparable GAAP financial measure, are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In

GoHealth, Inc.	2023 Form 10-Q	30

future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and include other expenses, costs and non-recurring items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
Non-GAAP Financial Measures	2023	2022	2023	2022
Net revenues	$132,037	$133,052	$457,974	$562,299
Net income (loss)	(56,204)	(74,654)	(148,976)	(225,647)
Interest expense	17,565	15,630	51,721	39,752
Income tax expense (benefit)	(108)	—	(225)	472
Depreciation and amortization expense	26,265	28,065	78,900	80,424
EBITDA	(12,482)	(30,959)	(18,580)	(104,999)
Share-based compensation expense (benefit)[1]	(545)	6,456	16,159	25,868
Legal fees[2]	339	—	14,692	—
Operating lease impairment charges[3]	—	350	2,687	25,345
Severance costs[4]	—	—	1,920	2,940
Professional services[5]	1,213	29	1,213	3,979
Restructuring and other related charges[6]	—	9,797	—	11,872
Adjusted EBITDA	$(11,475)	$(14,327)	$18,091	$(34,995)
Adjusted EBITDA Margin	(8.7)%	(10.8)%	4.0%	(6.2)%

(1)Represents non-cash share-based compensation (benefit) expense relating to equity awards, as well share-based compensation (benefit) expense relating to liability classified awards that will be settled in cash.
(2)Represents non-routine legal fees and accruals unrelated to our core operations.
(3)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.
(4)Represents costs associated with the termination of executive employment and associated fees unrelated to restructuring activities.
(5)Represents costs primarily associated with non-recurring consulting fees and other professional services.
(6)Represents employee termination benefits and other associated costs related to restructuring activities, as described in Note 13. “Restructuring Costs” of the Notes to Condensed Consolidated Financial Statements.

Adjusted EBITDA	Three months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$(11,475)	$(14,327)	$2,852	19.9%	(8.7)%	(10.8)%

	Nine months ended Sep. 30,				% of Net Revenues
	2023	2022	$ Change	% Change	2023	2022
	$18,091	$(34,995)	$53,086	151.7%	4.0%	(6.2)%
The increases for both the three and nine months ended September 30, 2023 compared to the prior year periods were primarily due to our focus on driving high-quality Medicare services for our consumers through the Encompass operating model. Our improved operating efficiencies were enabled by reduced headcount, targeted marketing, and enhancements in our proprietary technology.

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
The following tables set forth the reconciliations of Medicare Revenue per Submission, Operating Expense per Submission, and Gross Margin per Submission to Sales per Submission, Cost Per Submission, and Adjusted Gross Margin per Submission for the periods indicated (unaudited):

GoHealth, Inc.	2023 Form 10-Q	31

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2023	2022	2023	2022
Sales per Submission
Medicare Revenue per Submission	$813	$934	$817	$892
Lookback Adjustments reported during the indicated periods[1]	—	23	—	15
Sales per Submission	$813	$957	$817	$907

Cost per Submission
Operating Expense per Submission	$1,052	$1,563	$1,031	$1,389
Indirect operating expenses[2]	(298)	(572)	(332)	(434)
Lookback Adjustments reported during the indicated periods[1]	—	7	—	4
Exit of Non-Encompass BPO Services	(5)	(122)	(16)	(115)
Share-based compensation expense[3]	(4)	(10)	(4)	(6)
Cost per Submission	$745	$866	$679	$838

Gross Margin per Submission[4]	$(239)	$(629)	$(214)	$(497)
Adjusted Gross Margin per Submission[5]	$68	$91	$138	$69

(1)Excludes the impact of Lookback Adjustments on Non-Encompass BPO Services.
(2)Indirect operating expenses include technology, general and administrative, amortization of intangible assets, operating lease impairment charges and restructuring and other related charges.
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
The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Sep. 30,
	2023	2022	Change	% Change
	161,550	122,964	38,586	31.4%

	Nine months ended Sep. 30,
	2023	2022	Change	% Change
	538,032	538,523	(491)	(0.1)%
The increase for the three months ended September 30, 2023 was attributable to an increase in opportunities resulting from our focus on higher quality Submissions through targeted marketing. The slight decrease for the nine months ended September 30, 2023 compared to the prior year period was primarily driven by a decrease in agent headcount and associated opportunities resulting from our strategic focus on driving high-quality Medicare services and operational efficiencies.

Sales Per Submission
Sales per Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the number of Submissions for such period, as reported above. Aggregate commissions are equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions per commissionable Submissions, and this figure excludes commissions through our Non-Encompass BPO Services. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency-adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. Sales per Submission represents revenues only from policies sold during the period, but excludes policies originally submitted in prior periods.

GoHealth, Inc.	2023 Form 10-Q	32

The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Three months ended Sep. 30,
	2023	2022	$ Change	% Change
	$813	$957	$(144)	(15.0)%

	Nine months ended Sep. 30,
	2023	2022	$ Change	% Change
	$817	$907	$(90)	(9.9)%
The decreases for both the three and nine months ended September 30, 2023 compared to the prior year periods were primarily driven by continued pressures on LTV due to increased consumer shopping behavior and an increased constraint on agency commission, partially offset by an increase in commission rates.

Sales/Cost of Submission and Cost Per Submission
Sales/Cost of Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our Non-Encompass BPO Services, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the aggregate cost to convert prospects into Submissions (comprised of revenue share, marketing and advertising expenses and customer care and enrollment expenses, excluding associated share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our Non-Encompass BPO Services) for such period. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in the 2022 Annual Report on Form 10-K.
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
The following are our Sales/Cost of Submission, Cost of Submission (in thousands) and Cost Per Submission for the three and nine months ended September 30, 2023 and 2022.

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2023	2022	2023	2022
Sales/Cost of Submission	1.1	1.1	1.2	1.1
Cost of Submission	$120,362	$106,432	365,612	$451,535
Cost per Submission	$745	$866	679	$838
Sales/Cost of Submission was 1.1 for both the three months ended September 30, 2023 and 2022. The increase in Sales/Cost of Submission for the nine months ended September 30, 2023 compared to the prior year period was primarily attributable to our strategic shift towards the Encompass operating model with improved operating efficiencies. The increase in Cost of Submission for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to an increase in investments made in advance of the 2023 AEP, including the testing of marketing strategies, the introduction of technological enhancements and the ongoing development of agents. The decrease in Cost of Submission for the nine months ended September 30, 2023 compared to the prior year period and the decreases in Cost per Submission for both the three and nine months ended September 30, 2023 compared to the prior year periods was primarily attributable to our strategic shift towards the Encompass operating model with improved operating efficiencies.
Liquidity and Capital Resources
Overview

GoHealth, Inc.	2023 Form 10-Q	33

Our liquidity needs primarily include working capital and debt service requirements. At September 30, 2023, cash and cash equivalents totaled $26.4 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next 12 months. During the year ended December 31, 2022, we raised $50.0 million through the issuance and sale of Series A redeemable convertible preferred stock. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. As of September 30, 2023, the Company had no amounts outstanding under the Revolving Credit Facilities and had a remaining capacity of $200.0 million. Outstanding borrowings under the Revolving Credit Facilities are due and payable on September 13, 2024. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine months ended Sep. 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$37,840	$101,903
Net cash provided by (used in) investing activities	(8,087)	(12,096)
Net cash provided by (used in) financing activities	(20,019)	41,540
Operating Activities
Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation, depreciation and amortization, amortization of intangible assets, amortization of debt discount and issuance costs, operating lease impairment charges, non-cash lease expense, non-cash restructuring charges and the effect of changes in working capital and other activities.
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
Net cash provided by operating activities was $37.8 million for the nine months ended September 30, 2023, compared to $101.9 million for the nine months ended September 30, 2022. The $64.1 million decrease was driven by a decrease in deferred revenue of $121.4 million, a decrease in commissions payable of $47.3 million, a decrease in operating lease impairment charges of $22.7 million, an increase in accounts receivable of $19.9 million, a decrease in share-based compensation expense of $7.5 million, a decrease in other liabilities of $7.1 million, a decrease in operating lease liabilities of $1.6 million, and other adjustments for non-cash items of $3.4 million, partially offset by a decrease in net loss of $76.7 million, a decrease in commissions receivable of $50.1 million, an increase in accounts payable of $20.8 million, an increase in accrued liabilities of $14.1 million, and a decrease in prepaid expenses and other assets of $5.0 million.
Cash flow from operations for the nine months ended September 30, 2023 was lower than expected because approximately $72.0 million of payments from health plan partners, expected in the third quarter, were received shortly after quarter end.
Investing Activities
Net cash used in investing activities decreased to $8.1 million for the nine months ended September 30, 2023, from $12.1 million for the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in capitalized internal-use software related to new technology, software, and systems, as well as a decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $20.0 million for the nine months ended September 30, 2023, compared to $41.5 million net cash provided by financing activities for the nine months ended September 30, 2022. The difference was primarily driven by a $50.0 million decrease in proceeds from the issuance and sale of Series A redeemable convertible preferred stock, as well as an $11.4 million increase in the repayment of borrowings.
Credit Facilities

GoHealth, Inc.	2023 Form 10-Q	34

Term Loan Facilities
As of September 30, 2023, the Company had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The Term Loan Facilities’ effective interest rates were 12.9% at September 30, 2023.
The Term Loan Facilities are payable in quarterly installments in the principal amount of 0.25% of the original principal amount. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Mandatory Prepayments
During the second quarter of 2023, the Company made a $14.0 million mandatory prepayment to its lenders in connection with fiscal year 2022. Principal repayment obligations are reduced by the amount of any prepayment, and as such, the $14.0 million prepayment during the second quarter of 2023 satisfied the Company’s principal repayment obligations through the second quarter of 2025. No other mandatory prepayments were required or made during the three and nine months ended September 30, 2023. See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s mandatory prepayment.
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
The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of both September 30, 2023 and December 31, 2022. The Revolving Credit Facilities have a remaining capacity of $200.0 million in the aggregate as of September 30, 2023.
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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: (1) revenue recognition and commissions receivable, (2) share-based compensation, (3) intangible assets, (4) impairment of operating lease ROU assets, (5) income taxes and (5) liabilities pursuant to tax receivable agreements.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2022 Annual Report on Form 10-K. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GoHealth, Inc.	2023 Form 10-Q	35

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
Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), the Company, with the participation of management including the chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was ineffective as of September 30, 2023, because we identified a material weakness related to the ineffective design and operation of process level controls that addressed the completeness and accuracy of key financial data utilized in the recognition of commission revenue, including estimating the total constrained lifetime value of commission revenue and the related revenue share and balance sheet accounts, and the Company did not retain sufficient contemporaneous documentation to demonstrate the operation of review controls over commission revenue at a sufficient level of precision. We reviewed the results of our management’s assessment with our Audit Committee.

We continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We have implemented process and control improvements to address the above material weakness that include, but are not limited to: i) established specific management review procedures to ensure completeness and accuracy of key financial data utilized in the recognition of commission revenue and the contemporaneous documentation of such reviews, ii) provided additional training related to validating the accuracy of data used in key review controls and the level of documentation required, and iii) invested in our corporate infrastructure to ensure adequate technology and resources to support our financial reporting process and internal control framework. In 2022, the Company hired a Chief Actuarial Officer who has been partnering with our data scientists, to bring additional experience and oversight of commission revenue and its related process and controls.

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

Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2023 Form 10-Q	36

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 11, “Commitments And Contingencies,” of the Notes to the Condensed Consolidated Financial Statements for information about legal proceedings.

ITEM 1A. RISK FACTORS.

We refer you to our 2022 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. Other than updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our 2022 Annual Report on Form 10-K.

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

For instance, certain health plan partners compensate us for marketing and administrative services, consistent with current CMS regulations. However, on November 6, 2023, CMS issued a proposed rule that, if adopted, would limit the compensation payable to brokers and agents related to marketing and administrative services. If the rule proposed by CMS is adopted or any other regulatory developments limit or remove the ability for health plan partners to compensate us for marketing and administrative services, or the government determines that our arrangements do not meet the regulatory requirements, the compensation we receive from health plan partners would decline, which would materially and adversely impact our business, operating results and financial condition.

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

We rely on certain services from the Centers for Medicare & Medicaid Services (“CMS”), and a federal government shutdown that impedes our ability to use these services may materially impact our business.

The current continuing resolution that provides short-term appropriations to fund the U.S. government expires on November 17, 2023, and protracted congressional negotiations have increased the risk of a federal government shutdown. A shutdown could impact CMS, which is a federally-funded government agency. CMS provides a number of critical services to our business, including approval of customer application submissions and access to certain technology platforms. A government shutdown may cause CMS and/or its vendors to conserve spending on these services, including by delaying application submissions or by pausing access to the technology platforms altogether, each of which would impact our ability to use the services in the course of our day-to-day operations and which could harm our business, operating results and financial condition.

Even if our ability to use the services is restored and delays are resolved following the end of the government shutdown, the shutdown-related delays and technology access issues may lead to shifts in consumer behavior. For instance, a delay in approval of customer applications or confirmation of customer plan enrollment may cause changes in customer shopping behavior or cause customers to re-engage in additional plan shopping, each of which could negatively impact our business.

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

GoHealth, Inc.	2023 Form 10-Q	37

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2023 Form 10-Q	38

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020
4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021

10.1#	Separation and General Release Agreement, dated July 28, 2023, by and between Shane Cruz, Norvax, LLC, GoHealth, Inc., and GoHealth Holdings, LLC	10-Q	001-39390	10.1#	8/10/2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2023 Form 10-Q	39

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	November 9, 2023	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Jason Schulz
Jason Schulz Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2023 Form 10-Q	40