Form 10-Q
period 2024-06-30
GoHealth, Inc.
filed 2024-08-08
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, the registrant had 10,059,526 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,779,342 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures, debt service obligations and adoption and use of artificial intelligence technologies, are forward-looking statements.

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report on Form 10-K”), our Quarterly Report on Form 10-Q for the first fiscal quarter ended March 31, 2024 and in our other filings with the Securities and Exchange Commission.
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
CERTAIN DEFINITIONS AND KEY TERMS
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

GoHealth, Inc.	2024 Form 10-Q	1

•“Former Profits Unit Holders” refer collectively to certain of our directors and certain current and former officers and employees, in each case, who directly or indirectly held existing vested and unvested profits units, which were comprised of profits units that have time-based vesting conditions and profits units that have performance-based vesting conditions, of GHH, LLC pursuant to GHH, LLC’s existing profits unit plan and who received LLC Interests in exchange for their profits units in connection with the Transactions. LLC Interests received in exchange for unvested profits units remain subject to their existing time-based vesting requirements. Profits units with performance-based vesting conditions fully vested as such conditions were met in connection with our IPO.
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
NON-GAAP FINANCIAL MEASURES
Throughout this Quarterly Report on Form 10-Q, we use a number of non-GAAP financial measures. Non-GAAP financial measures are supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. We define these non-GAAP financial measures as follows:
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
KEY PERFORMANCE INDICATORS
Throughout this Quarterly Report on Form 10-Q, we use a number of key performance indicators used by management. We define these key performance indicators as follows:
•“Adjusted Direct Operating Margin per Submission” refers to Sales per Submission less Direct Cost per Submission. Adjusted Direct Operating Margin per Submission, previously referred to as “Adjusted Gross Margin per Submission,” reflects a name change only and does not require any financial information to be reclassified from previous periods.
•“Direct Cost of Submission” refers to the aggregate direct cost to convert prospects into Submissions during a particular period. Direct Cost of Submission is comprised of revenue share, marketing and advertising expenses and consumer care and enrollment expenses, excluding share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods and such expenses related to Non-Encompass BPO Services. Direct Cost of Submission, previously referred to as “Cost of Submission,” reflects a name change only and does not require any financial information to be reclassified from previous periods.

GoHealth, Inc.	2024 Form 10-Q	2

•“Direct Cost per Submission” refers to (x) the aggregate direct cost to convert prospects into Submissions for a particular period (comprised of revenue share, marketing and advertising expenses and consumer care and enrollment expenses, excluding share-based compensation expense and such expenses related to Non-Encompass BPO Services) divided by (y) the number of Submissions for such period. Direct Cost per Submission, previously referred to as “Cost per Submission,” reflects a name change only and does not require any financial information to be reclassified from previous periods.
•“Sales/Direct Cost of Submission” refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) non-agency revenue and (iii) partner marketing and other revenue, divided by (y) the aggregate direct cost to convert prospects into Submissions (comprised of revenue share, marketing and advertising expenses and consumer care and enrollment expenses, excluding share-based compensation expense) for such period. Sales and Direct Cost of Submission excludes amounts related to Non-Encompass BPO Services. Sales/Direct Cost of Submission, previously referred to as “Sales/Cost of Submission,” reflects a name change only and does not require any financial information to be reclassified from previous periods.
•“Sales per Submission” refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) non-agency revenue and (iii) partner marketing and other revenue, divided by (y) the number of Submissions for such period.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable financial measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to its most directly comparable GAAP financial measure are presented in the tables within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
Sales per Submission, Direct Cost per Submission and Adjusted Direct Operating Margin per Submission are key operating metrics used by management to understand the Company’s underlying financial performance and trends.

GoHealth, Inc.	2024 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2024	2023	2024	2023
Net revenues	105,870	142,779	291,470	325,937
Operating expenses:
Revenue share	20,680	36,422	58,693	81,884
Marketing and advertising	38,004	39,269	90,779	85,012
Consumer care and enrollment	39,314	45,536	87,175	87,563
Technology	8,570	10,511	19,120	20,054
General and administrative	16,398	37,855	33,317	60,473
Amortization of intangible assets	23,514	23,515	47,028	47,029
Operating lease impairment charges	—	2,687	—	2,687
Total operating expenses	146,480	195,795	336,112	384,702
Income (loss) from operations	(40,610)	(53,016)	(44,642)	(58,765)
Interest expense	18,096	17,265	36,047	34,156
Other (income) expense, net	648	21	82	(32)
Income (loss) before income taxes	(59,354)	(70,302)	(80,771)	(92,889)
Income tax (benefit) expense	(40)	(73)	(111)	(117)
Net income (loss)	(59,314)	(70,229)	(80,660)	(92,772)
Net income (loss) attributable to non-controlling interests	(33,318)	(41,287)	(45,448)	(54,651)
Net income (loss) attributable to GoHealth, Inc.	$(25,996)	$(28,942)	$(35,212)	$(38,121)
Net loss per share (Note 7):
Net income (loss) per share of Class A common stock — basic and diluted	$(2.70)	$(3.27)	$(3.76)	$(4.41)
Weighted-average shares of Class A common stock outstanding — basic and diluted	9,973	9,122	9,844	9,044
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2024	2023	2024	2023
Net income (loss)	$(59,314)	$(70,229)	$(80,660)	$(92,772)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	41	(52)	46
Comprehensive income (loss)	(59,361)	(70,188)	(80,712)	(92,726)
Comprehensive income (loss) attributable to non-controlling interests	(33,344)	(41,263)	(45,477)	(54,624)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(26,017)	$(28,925)	$(35,235)	$(38,102)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Jun. 30, 2024	Dec. 31, 2023
Assets
Current assets:
Cash and cash equivalents	$14,124	$90,809
Accounts receivable, net of allowance for doubtful accounts of $6 in 2024 and $27 in 2023	13,469	250
Commissions receivable - current	261,052	336,215
Prepaid expense and other current assets	12,527	49,166
Total current assets	301,172	476,440
Commissions receivable - non-current	554,000	575,482
Operating lease ROU asset	20,001	21,995
Property, equipment, and capitalized software, net	29,842	26,843
Intangible assets, net	349,526	396,554
Other long-term assets	2,534	2,256
Total assets	$1,257,075	$1,499,570
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,073	$17,705
Accrued liabilities	48,374	86,254
Commissions payable - current	88,219	118,732
Short-term operating lease liability	4,849	5,797
Deferred revenue	27,806	52,403
Current portion of long-term debt	40,000	75,000
Other current liabilities	14,717	14,122
Total current liabilities	234,038	370,013
Non-current liabilities:
Commissions payable - non-current	187,146	203,255
Long-term operating lease liability	36,827	39,547
Long-term debt, net of current portion	413,328	422,705
Other non-current liabilities	6,837	9,095
Total non-current liabilities	644,138	674,602
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both June 30, 2024 and December 31, 2023. Liquidation preference of $52.7 million and $50.9 million as of June 30, 2024 and December 31, 2023, respectively.	51,100	49,302
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 10,360 and 9,823 shares issued; 10,059 and 9,651 shares outstanding as of June 30, 2024 and December 31, 2023, respectively.	1	1
Class B common stock – $0.0001 par value; 615,984 and 616,018 shares authorized; 12,780 and 12,814 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both June 30, 2024 and December 31, 2023.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both June 30, 2024 and December 31, 2023.	—	—
Treasury stock – at cost; 302 and 173 shares of Class A common stock as of June 30, 2024 and December 31, 2023, respectively.	(3,975)	(2,640)
Additional paid-in capital	662,347	654,059
Accumulated other comprehensive income (loss)	(150)	(127)
Accumulated deficit	(455,492)	(420,280)
Total stockholders’ equity attributable to GoHealth, Inc.	202,732	231,014
Non-controlling interests	125,067	174,639
Total stockholders’ equity	327,799	405,653
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,257,075	$1,499,570
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Jun. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2024	10,160	$1	12,783	$1	(262)	$(3,582)	$659,080	$(429,496)	$(129)	$159,765	$385,640
Net income (loss)								(25,996)		(33,318)	(59,314)
Issuance of Class A common shares related to share-based compensation plans	198	—					446				446
Share-based compensation expense							2,374				2,374
Foreign currency translation adjustments									(21)	(26)	(47)
Class A common shares repurchased for employee tax withholdings					(40)	(393)					(393)
Dividends accumulated on Series A redeemable convertible preferred stock							(907)				(907)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	2	—	(2)	—			1,354			(1,354)	—
Balance at Jun. 30, 2024	10,360	$1	12,780	$1	(302)	$(3,975)	$662,347	$(455,492)	$(150)	$125,067	$327,799

	Three months ended Jun. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2023	9,002	$1	13,052	$1	(20)	$(459)	$630,316	$(366,202)	$(142)	$259,784	$523,299
Net income (loss)								(28,942)		(41,287)	(70,229)
Issuance of Class A common shares related to share-based compensation plans	264	—					450				450
Share-based compensation expense							8,681				8,681
Foreign currency translation adjustments									17	24	41
Class A common shares repurchased for employee tax withholdings					(61)	(592)					(592)
Dividends accumulated on Series A redeemable convertible preferred stock							(891)				(891)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	233	—	(233)	—			7,676			(7,676)	—
Balance at Jun. 30, 2023	9,499	$1	12,818	$1	(81)	$(1,051)	646,232	$(395,144)	$(125)	$210,845	$460,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Six months ended Jun. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest		Stockholders’ Equity
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639		$405,653
Net income (loss)								(35,212)		(45,448)		(80,660)
Issuance of Class A common shares related to share-based compensation plans	505	—					446					446
Share-based compensation expense							5,546					5,546
Foreign currency translation adjustments									(23)	(29)		(52)
Class A common shares repurchased for employee tax withholdings					(129)	(1,335)					—	(1,335)
Dividends accumulated on Series A redeemable convertible preferred stock							(1,799)					(1,799)
Forfeitures of Time-Vesting Units			(2)	—								—
Redemption of LLC Interests	32	—	(32)	—			4,095			(4,095)		—
Balance at Jun. 30, 2024	10,360	$1	12,780	$1	(302)	$(3,975)	$662,347	$(455,492)	$(150)	$125,067		$327,799

	Six months ended Jun. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399
Net income (loss)								(38,121)		(54,651)	(92,772)
Issuance of Class A common shares related to share-based compensation plans	302	—					450				450
Share-based compensation expense							13,125				13,125
Foreign currency translation adjustments									19	27	46
Class A common shares repurchased for employee tax withholdings					(68)	(706)					(706)
Dividends accumulated on Series A redeemable convertible preferred stock							(1,783)				(1,783)
Forfeitures of Time-Vesting Units			(2)	—							—
Redemption of LLC Interests	234	—	(234)	—			8,171			(8,171)	—
Balance at Jun. 30, 2023	9,499	$1	12,818	$1	(81)	$(1,051)	$646,232	$(395,144)	$(125)	$210,845	$460,759

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended Jun. 30,
	2024	2023
Operating Activities
Net income (loss)	$(80,660)	$(92,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	3,675	13,125
Depreciation and amortization	5,515	5,606
Amortization of intangible assets	47,028	47,029
Amortization of debt discount and issuance costs	4,288	1,664
Non-cash lease expense	1,994	2,063
Operating lease impairment charges	—	2,687
Other non-cash items	(88)	(191)
Changes in assets and liabilities:
Accounts receivable	(13,199)	(31,057)
Commissions receivable	96,713	119,838
Prepaid expenses and other assets	36,281	44,521
Accounts payable	(8,887)	(6,460)
Accrued liabilities	(42,408)	(3,531)
Deferred revenue	(24,598)	(22,873)
Commissions payable	(46,623)	(50,535)
Operating lease liabilities	(3,669)	(5,341)
Other liabilities	654	7,567
Net cash provided by (used in) operating activities	(23,984)	31,340
Investing Activities
Purchases of property, equipment and software	(7,258)	(4,660)
Net cash provided by (used in) investing activities	(7,258)	(4,660)
Financing Activities
Repayment of borrowings	(50,000)	(15,402)
Proceeds from borrowings	15,000	—
Debt issuance cost payments	(9,056)	—
Repurchase of shares to satisfy employee tax withholding obligations	(1,335)	(706)
Payment of preferred stock dividends	—	(1,783)
Proceeds from stock option exercises	—	65
Net cash provided by (used in) financing activities	(45,391)	(17,826)
Effect of exchange rate changes on cash and cash equivalents	(52)	46
Increase (decrease) in cash and cash equivalents	(76,685)	8,900
Cash and cash equivalents at beginning of period	90,809	16,464
Cash and cash equivalents at end of period	$14,124	$25,364
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$1,256	$16
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	9

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
Use of Estimates

GoHealth, Inc.	2024 Form 10-Q	10

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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available and reviewed regularly by the chief operating decision-maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information together with certain operating metrics principally to make decisions about how to allocate resources and to measure the Company’s performance. The Company has one operating and reportable segment.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhanced annual disclosures regarding the income tax rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities and annual periods beginning after December 15, 2025 for all other entities. The Company is currently assessing the impact on our related disclosures.
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

GoHealth, Inc.	2024 Form 10-Q	11

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $2.7 million for the three and six months ended June 30, 2023. The Company recorded no operating lease impairment charges for the three and six months ended June 30, 2024. The Company continues to evaluate its portfolio of properties, and thus it is possible that impairments could be identified in future periods, and such amounts could be material. The operating lease impairment charges reduce the carrying value of the associated right-of-use (“ROU”) assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
During the twelve months ended December 31, 2023, the Company recorded indefinite-lived intangible asset impairment charges of $10.0 million in connection with its indefinite-lived trade names. The Company recorded no indefinite-lived intangible asset impairment charges for the three and six months ended June 30, 2024 and 2023. Determination of the fair value of the indefinite-lived trade names involves estimates and assumptions which are considered a level 3 input in the fair value hierarchy. For more information, refer to Note 3 “Intangible Assets, Net.”
3. INTANGIBLE ASSETS, NET
Intangible Assets
Fourth Quarter 2023 Indefinite-Lived Intangible Asset Impairment Charges
In connection with its annual indefinite-lived impairment test performed as of November 30, 2023, the Company determined that the fair value of its indefinite-lived trade names no longer exceeded their carrying value. As a result, during the twelve months ended December 31, 2023, the Company recorded indefinite-lived intangible asset impairment charges of $10.0 million to write down the carrying value of the indefinite-lived trade names to their fair value of $73.0 million. Determination of fair value involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered level 3 inputs in the fair value hierarchy. The indefinite-lived intangible asset impairment charge was a result of an increase in the discount rate driven by changes in forecast assumptions from the prior year. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.
There was no impairment of intangible assets for the three and six months ended June 30, 2024 and 2023.
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Jun. 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$340,114	$155,886
Customer relationships	232,000	111,360	120,640
Total intangible assets subject to amortization	$728,000	$451,474	$276,526
Indefinite-lived trade names			73,000
Total intangible assets			$349,526

	Dec. 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$304,686	$191,314
Customer relationships	232,000	99,760	132,240
Total intangible assets subject to amortization	$728,000	$404,446	$323,554
Indefinite-lived trade names			73,000
Total intangible assets			$396,554
As of June 30, 2024, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

GoHealth, Inc.	2024 Form 10-Q	12

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2024	$35,429	$11,600	$47,029
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
2028	—	23,200	23,200
Thereafter	—	16,240	16,240
Total	$155,886	$120,640	$276,526
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Jun. 30, 2024	Dec. 31, 2023
Term Loan Facilities	$452,796	$502,796
Revolving Credit Facilities	15,000	—
Less: Unamortized debt discount and issuance costs	(14,468)	(5,091)
Total debt	$453,328	$497,705
Less: Current portion of long-term debt	(40,000)	(75,000)
Total long-term debt	$413,328	$422,705
Future maturities of long-term debt are $28.1 million due and payable during the remainder of 2024, with the remaining balance of $439.7 million due and payable in 2025 upon maturity.
Term Loan Facilities
During 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (as amended from time to time, the “Credit Agreement”) which provided for, among other items as further described below, (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”), (ii) a new class of incremental term loans (the “2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million and (iii) a new class of incremental term loans (the “2021-2 Incremental Term Loans”) in an aggregate principal amount equal to $100.0 million. The Company collectively refers to the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans as the “Term Loan Facilities.”
The Term Loan Facilities all bear interest at either (i) ABR plus 6.5% per annum or (ii) SOFR plus 7.5% per annum. Per Amendment No. 11 to the Credit Agreement (“Amendment No. 11”), as further described below, after August 31, 2024 the Term Loan Facilities all bear interest at either (i) ABR plus 7.0% per annum or (ii) SOFR plus 8.0% per annum.
As of June 30, 2024, the Borrower had a principal amount of $99.5 million, $266.8 million and $86.5 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2023, the Borrower had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The effective interest rate of the Term Loan Facilities was 12.9% at June 30, 2024 and 13.0% at December 31, 2023.
On March 12, 2024, the Borrower entered into Amendment No. 11. Pursuant to Amendment No. 11, the Borrower repaid $50.0 million in borrowings under the Term Loan Facilities in April 2024. Per Amendment No. 11, the Borrower is required to repay an additional $25.0 million in borrowings under the Term Loan Facilities in October 2024. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025.
Revolving Credit Facilities

In addition to the Term Loan Facilities, the Credit Agreement provides for senior secured revolving credit facilities (collectively, the “Revolving Credit Facilities”). Prior to Amendment No. 11, the Revolving Credit Facilities were separated into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million (the “Class A Revolving Commitments”) and Class B Revolving Commitments in the amount of $170.0 million (the “Class B Revolving Commitments”), each maturing on September 13, 2024. In connection with Amendment No. 11, each existing lender under the Class A Revolving Commitments and the Class B Revolving Commitments received the option to extend the maturity of their respective commitments through June 30, 2025. Under the terms of Amendment No. 11, the lenders consenting to the extension formed a new tranche of Class A Revolving Commitments (the “New Class A Revolving Commitments”) and the non-consenting lenders remain part of the existing Class B Revolving Commitments (the “Remaining Class B Revolving Commitments”). Each consenting lender received a 50.0% commitment reduction, resulting in a total of $88.5 million available to the Borrower under

GoHealth, Inc.	2024 Form 10-Q	13

the New Class A Revolving Commitments, with $23.0 million remaining available to the Borrower under the Remaining Class B Revolving Commitments. The New Class A Revolving Commitments mature on June 30, 2025 and bear interest at either ABR plus 5.5% per annum or SOFR plus 6.5% per annum. The Remaining Class B Revolving Commitments continue to mature on September 13, 2024 and bear interest at either ABR plus 3.0% per annum or SOFR plus 4.0% per annum. Amendment No. 11 also provides that if the Borrower undertakes a securitization transaction prior to the maturity of the New Class A Revolving Commitments, the New Class A Revolving Commitments will further be reduced by 50.0%.

The Borrower had $15.0 million outstanding under the Revolving Credit Facilities as of June 30, 2024 and no amounts outstanding under the Revolving Credit Facilities as of December 31, 2023. The Revolving Credit Facilities have a remaining capacity of $96.5 million and $200.0 million in the aggregate as of June 30, 2024 and December 31, 2023, respectively. The Borrower is required to pay a commitment fee of 0.5% per annum under the Revolving Credit Facilities.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. In addition, Amendment No. 11 amended the Credit Agreement to, among other things, modify the financial covenant testing to be based on a Net Cash Leverage Ratio, as defined in Amendment No. 11, for reporting periods from December 31, 2023 and onwards. The Company is in compliance with all covenants as of June 30, 2024.
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2024 were 56.2% and 56.5%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2023 were 58.8% and 59.0%, respectively.

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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both June 30, 2024 and December 31, 2023, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and six months ended June 30, 2024, the Company accrued $0.9 million and $1.8 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2023, the Company paid in cash $0.9 million and $1.8 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of June 30, 2024 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2024 Form 10-Q	15

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
Under the Certificate of Designations, holders of the Series A redeemable convertible preferred stock are entitled to vote with the holders of the Class A common stock on an as-converted basis on all matters submitted to a vote of the holders of the Class A common stock. Notwithstanding the foregoing: (1) the lead Purchaser’s voting rights shall not exceed 9.99% of the voting rights associated with the issued and outstanding shares of capital stock of the Company at any time; and (2) the voting rights of the Purchasers holding Series A redeemable convertible preferred stock, voting on an as-converted basis with the holders of the Class A common stock and the holders of any other class or series of capital stock of the Company then entitled to vote, shall be capped at the maximum amount that would not result in requiring stockholder approval for the exercise of such voting rights pursuant to the Nasdaq Rules. The Series A-1 convertible preferred stock is not entitled to vote with the Class A common stock on matters submitted to a vote of the holders of the Class A common stock and will have no voting rights except as required by applicable law.
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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

GoHealth, Inc.	2024 Form 10-Q	16

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2024	2023	2024	2023
Marketing and advertising	$52	$164	$128	$230
Consumer care and enrollment	328	725	652	1,329
Technology	247	921	486	1,688
General and administrative(1)	1,265	8,310	2,409	13,457
Total share-based compensation expense	$1,892	$10,120	$3,675	$16,704
(1) For the three and six months ended June 30, 2024 and 2023, share-based compensation expense includes expense (benefit) related to the stock appreciation rights (“SARs”), which are liability classified awards.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(59,314)	$(70,229)	$(80,660)	$(92,772)
Less: Net loss attributable to non-controlling interests	(33,318)	(41,287)	(45,448)	(54,651)
Net loss attributable to GoHealth, Inc.	(25,996)	(28,942)	(35,212)	(38,121)
Less: Dividends accumulated on redeemable convertible preferred stock	907	891	1,799	1,783
Net loss attributable to common stockholders	(26,903)	(29,833)	(37,011)	(39,904)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	9,973	9,122	9,844	9,044
Net loss per share of Class A common stock—basic and diluted	$(2.70)	$(3.27)	$(3.76)	$(4.41)
The following number of shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Jun. 30,
(in thousands)	2024	2023
Class A common stock issuable pursuant to equity awards	2,630	2,460
Class A common stock issuable pursuant to conversion of redeemable convertible preferred stock	3,989	3,873
Class B common stock	12,780	12,818
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
8. INCOME TAXES
The Company is taxed as a corporation for income tax purposes and is subject to federal, state and local taxes on the income allocated to it from GHH, LLC based upon the Company’s economic interest in GHH, LLC. The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes and the subsidiaries of GHH, LLC are limited liability companies for income tax purposes except for a foreign subsidiary, which is treated as a foreign disregarded entity. As a partnership, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. Prior to April 1, 2023, certain of the Company’s wholly-owned entities were taxed as corporations and subject to federal and state income taxes in the jurisdictions in which they operated. Additionally, the Company’s foreign subsidiary is subject to foreign income taxes in the jurisdiction in which it operates. The accruals for such taxes are included in the Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	17

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 0.07% and 0.14%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 0.10% and 0.13%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of both June 30, 2024 and December 31, 2023 the liability related to the Tax Receivable Agreement was $0.8 million. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and six months ended June 30, 2024 and 2023, the Company recorded no revenue adjustments.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2024	2023	2024	2023
Medicare Revenue
Agency Revenue
Commission Revenue(1)	$70,553	$87,403	$150,286	$184,934
Partner Marketing and Other Revenue	14,127	23,195	33,517	50,319
Total Agency Revenue	84,680	110,598	183,803	235,253
Non-Agency Revenue	20,444	28,104	106,346	73,076
Total Medicare Revenue	105,124	138,702	290,149	308,329
Other Revenue
Non-Encompass BPO Services Revenue	—	2,528	—	9,322
Other Revenue	746	1,549	1,321	8,286
Total Other Revenue	746	4,077	1,321	17,608
Total Net Revenues	$105,870	$142,779	$291,470	$325,937

(1)Commission revenue excludes commissions generated through the Company’s Non-Encompass BPO Services as well as from the sale of individual and family plan insurance products.

Medicare Revenue: The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model. The agency model refers to the commission revenue and partner marketing revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents, or external agents, enroll the consumer and submit the policy application to the health plan partner, becoming the agent

GoHealth, Inc.	2024 Form 10-Q	18

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
Contract Assets and Liabilities
The Company records contract assets and contract liabilities from contracts with customers as it relates to commissions receivable, commissions payable and deferred revenue. Commissions receivable represents estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external partners.
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue as of June 30, 2024 and December 31, 2023 of $1.6 million and $36.0 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In addition, the Company had accrued payments for revenue share as of June 30, 2024 and December 31, 2023 of $6.0 million and $14.8 million, respectively, which are recorded in accrued liabilities. There are no other contract assets or contract liabilities recorded by the Company.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the six months ended June 30, 2024 compared to December 31, 2023 was primarily due to less cash received as of June 30, 2024 compared to December 31, 2023 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the three months ended June 30, 2024 and 2023, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $8.6 million and $4.8 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $43.5 million and $45.3 million, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Six months ended Jun. 30,
(in thousands)	2024	2023
Beginning balance	$911,697	$1,031,433
Commission revenue(1)	152,313	188,157
Cash receipts	(249,025)	(308,061)
Allowance for credit loss	67	33
Ending balance	$815,052	$911,562
Less: Commissions receivable - current	261,052	294,319
Commissions receivable - non-current	$554,000	$617,243

GoHealth, Inc.	2024 Form 10-Q	19

(1)Commission revenue includes commissions generated through the Company’s Non-Encompass BPO Services as well as from the sale of individual and family plan insurance products.
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
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total net revenues for the periods indicated:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2024	2023	2024	2023
Humana	25.3%	41.1%	20.3%	39.2%
United	22.2%	20.3%	18.3%	20.4%
Aetna	20.8%	5.4%	26.6%	5.8%
Elevance Health	15.6%	17.2%	20.1%	17.6%
Centene	10.2%	7.3%	9.2%	7.4%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of June 30, 2024, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 91.6%, or $13.8 million, of the combined total. As of December 31, 2023, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 88.3%, or $32.1 million, of the combined total. Unbilled receivables are included in prepaid expense and other current assets on the Condensed Consolidated Balance Sheets.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2024 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	2,001	1,956	3,947	4,048
Short-term lease cost(1)	16	14	37	33
Variable lease cost(2)	109	131	271	254
Sublease income	(669)	(396)	(1,176)	(784)
Total net lease expense	$1,457	$1,705	$3,079	$3,551

(1)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $2.7 million for the three and six months ended June 30, 2023. The Company recorded no operating lease impairment charges for the three and six months ended June 30, 2024. Refer to Note 2. “Fair Value Measurements” for further details.
As of June 30, 2024, future minimum lease payments for operating leases consisted of the following:

GoHealth, Inc.	2024 Form 10-Q	20

(in thousands)	Operating Leases
Remainder of 2024	$4,159
2025	8,837
2026	7,754
2027	8,000
2028	7,025
Thereafter	20,431
Total lease payments	$56,206
Less: Imputed interest	(14,530)
Present value of lease liabilities	$41,676
Supplemental cash flow information related to leases are as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,680	$3,705	$5,443	$7,048
The weighted average remaining operating lease term and discount rate are as follows:

	Jun. 30,
	2024	2023
Weighted average remaining lease term (in years)	6.9 years	7.6 years
Weighted average discount rate	9.0%	8.1%
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

In September 2020, three purported securities class action complaints were filed in the U.S. District Court for the Northern District of Illinois against the Company, certain of its officers and directors, and certain underwriters, private equity firms and investment vehicles alleging that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). Compensatory damages and reasonable costs and expenses incurred in the Securities Class Action were sought by the plaintiffs. On December 10, 2020, the court in the earliest filed action consolidated the three complaints, appointed lead plaintiffs and lead counsel for the consolidated action, and captioned the consolidated action “In re GoHealth, Inc. Securities Litigation.” On February 25, 2021, lead plaintiffs filed a consolidated complaint. In December 2023, the parties notified the court that they had reached an agreement in principle to settle the Securities Class Action. On February 7, 2024, the plaintiffs filed an application with the court seeking preliminary approval of the parties’ proposed settlement, which application was granted by the court on February 27, 2024. The terms of the parties’ settlement agreement are contained in the settlement documents filed with the court on February 7, 2024. On May 22, 2024, the Court granted its final approval of the settlement, fully resolving the Securities Class Action.

On May 19, 2021, a derivative action (the “Derivative Action”) was filed in the U.S. District Court for the Northern District of Illinois, purportedly on behalf of the Company and against certain of the Company’s officers and directors, alleging breaches of fiduciary duty and other claims, based on substantially the same factual allegations as in the Securities Class Action. On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation. The settlement in the Securities Class Action will not resolve the Derivative Action. The Company is contesting the Derivative Action, but may pursue settlement negotiations, as it deems appropriate.

Although outcomes of unresolved cases are uncertain until final disposition, the Company establishes an accrual for such matters when a loss is deemed to be probable and reasonably estimable. The Company previously disclosed that it recorded a $12.0 million accrual for the Securities Class Action and the Derivative Action. On March 13, 2024, the Company paid $10.5 million toward the Securities Class Action settlement. This payment was the remaining amount of the retention amount for which the Company was responsible under its applicable directors’ and officers’ liability insurance policies. The Company does not expect to make any further contribution to the settlement amount in the Securities Class Action. The remaining settlement amount was paid by the Company’s insurance carriers under the applicable insurance policies and pursuant to the terms of the approved settlement.

GoHealth, Inc.	2024 Form 10-Q	21

12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant stockholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For both the three months ended June 30, 2024 and 2023, the Company made aggregate lease payments of $1.5 million. For the six months ended June 30, 2024 and 2023, the Company made aggregate lease payments of $3.0 million and $2.9 million, respectively.
13. RESTRUCTURING COSTS
During the second and third quarters of fiscal year 2022, the Company implemented restructuring initiatives as part of its strategic transformation to drive efficiency and optimize costs. On June 3, 2022, the Board approved the separation and replacement of key management roles, including Chief Operating Officer, Chief Financial Officer, Chief Strategy Officer, and President. On August 9, 2022, the Company eliminated 828 full-time positions, representing approximately 23.7% of the workforce, primarily within the consumer care and enrollment group. The majority of the restructuring charges incurred relate to employee termination benefits and will be settled in cash through the third quarter of 2024. The restructuring activities related to this plan were materially complete as of December 31, 2022. The Company evaluates restructuring charges in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation—Nonretirement Post-Employment Benefits.
The Company incurred no restructuring and other related charges during the three and six months ended June 30, 2024 and 2023.
The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Condensed Consolidated Balance Sheets:

	Six months ended Jun. 30,
(in thousands)	2024	2023
Beginning balance	$645	$2,083
Charges incurred	—	—
Cash paid	(470)	(826)
Ending balance	$175	$1,257

GoHealth, Inc.	2024 Form 10-Q	22

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

The Encompass operating model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing and other revenue we receive when GoHealth’s internal agents or our external agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services we provide that support enrollment and engagement activities in which GoHealth is not the agent of record. During the second quarter of 2023 we began offering these enrollment and engagement services to our external agents, which we refer to as our vConnect program. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized.

The enrollment and engagement services offered through our non-agency model are strategically designed to enhance the consumer experience, reflecting our focus on building trusted, long-term relationships with our consumers. Non-agency revenue slightly decreased from 20% of total Medicare revenue for the three months ended June 30, 2023 to 19% of total Medicare revenue for the three months ended June 30, 2024. The shift from non-agency to agency revenue is a result of changing carrier mix within the non-agency channel. Non-agency revenue increased from 24% of total Medicare revenue for the six months ended June 30, 2023 to 37% of total Medicare revenue during the six months ended June 30, 2024. The mix of agency and non-agency contracts is dependent on the plans most suitable for the consumers we serve and is impacted by changing market dynamics as further described below.

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

GoHealth, Inc.	2024 Form 10-Q	23

licensed GoHealth agent. In addition to further developing PlanFit Checkups, we are investing in technologies like Customer 360. Customer 360 provides a unified view of the consumer across every touchpoint to ensure high-quality, personalized service at every point of the consumer journey.

This year, driven by artificial intelligence and automation, we are focusing on streamlining processes and improving call handle times. As part of this effort, we launched Encompass Express, an enhanced, consumer-centric operating model built on the foundation of our original Encompass workflow. Encompass Express includes streamlined scripting and hand-offs, utilizing technology-driven standardization and automation to deliver efficiency and enhance the consumer experience while maintaining quality.

In the 2023 AEP we observed a unique set of market dynamics where for the first time in recent years the health plan partners on average made very little change to benefits, with many reducing benefits for the average Medicare consumer. As a result, we observed higher shopping but lower switching. In response to these observed market dynamics we enhanced our targeted marketing efforts to identify consumers in need of new health plan options.

The introduction in April 2024 of the Centers for Medicare and Medicaid Services (“CMS”) final rate notice on commissions for the 2025 plan year and the Final 2025 Marketing Rule (the “CMS Final Rule”) has implications for Medicare Advantage plans, potentially affecting benefit structures and necessitating more dynamic consumer shopping behaviors during the upcoming AEP. We continue to enhance our targeted marketing efforts to help health plan partners achieve targeted growth in specific markets and products. As the landscape becomes more complex, we believe GoHealth’s role as a reliable guide becomes increasingly critical. We are analyzing the implications of the CMS Final Rule with our health plan partners and closely monitoring its effects on the Medicare landscape. Further discussion of how changes and developments in the laws and regulations governing the health insurance markets in the U.S. could materially affect our business, operating results, financial condition and qualified prospects is included under the heading “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K.

Additionally, the Company made the strategic decision to exit its Non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business. The exit was completed during the second quarter of 2023. During the three and six months ended June 30, 2023, Non-Encompass BPO Services contributed $2.5 million and $9.3 million of net revenues, respectively.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2024 was 56.2% and 56.5%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2023 were 58.8% and 59.0%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of June 30, 2024, is as follows:

GoHealth, Inc.	2024 Form 10-Q	24

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

GoHealth, Inc.	2024 Form 10-Q	25

Results of Operations
The following is our consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2024	2023	2024		2023
Net revenues	105,870	142,779	291,470	—	325,937
Operating expenses:
Revenue share	20,680	36,422	58,693		81,884
Marketing and advertising	38,004	39,269	90,779		85,012
Consumer care and enrollment	39,314	45,536	87,175		87,563
Technology	8,570	10,511	19,120		20,054
General and administrative	16,398	37,855	33,317		60,473
Amortization of intangible assets	23,514	23,515	47,028		47,029
Operating lease impairment charges	—	2,687	—		2,687
Total operating expenses	146,480	195,795	336,112	—	384,702
Income (loss) from operations	(40,610)	(53,016)	(44,642)	—	(58,765)
Interest expense	18,096	17,265	36,047		34,156
Other (income) expense, net	648	21	82		(32)
Income (loss) before income taxes	(59,354)	(70,302)	(80,771)		(92,889)
Income tax (benefit) expense	(40)	(73)	(111)		(117)
Net income (loss)	(59,314)	(70,229)	(80,660)		(92,772)
Net income (loss) attributable to non-controlling interests	(33,318)	(41,287)	(45,448)		(54,651)
Net income (loss) attributable to GoHealth, Inc.	$(25,996)	$(28,942)	$(35,212)		$(38,121)
Net Income (Loss) Margin	(56.0)%	(49.2)%	(27.7)%		(28.5)%
Non-GAAP financial measures:
EBITDA	$(14,960)	$(26,669)	$7,819		$(6,098)
Adjusted EBITDA	$(12,308)	$788	$14,585		$29,566
Adjusted EBITDA Margin	(11.6)%	0.6%	5.0%		9.1%
The following is our net revenues for the three and six months ended June 30, 2024 and 2023:

Net Revenues	Three months ended Jun. 30,
	2024	2023	$ Change	% Change
	$105,870	$142,779	$(36,909)	(25.9)%

	Six months ended Jun. 30,
	2024	2023	$ Change	% Change
	$291,470	$325,937	$(34,467)	(10.6)%
The decrease for the three months ended June 30, 2024 compared to the prior year period was primarily attributable to a 6.4% decrease in Submissions compared to the prior year period, coupled with a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel. The decrease was further attributable to a decline in LTV rates due to lower persistency, as well as a decrease in revenues associated with the strategic decision to exit our Non-Encompass BPO Services, which was completed during the second quarter of 2023. The decrease for the six months ended June 30, 2024 compared to the prior year period was primarily attributable to a decrease in agency revenue driven by a decline in Submissions for which GoHealth is the agent of record and a decrease in revenues associated with the strategic decision to exit our Non-Encompass BPO Services. The decrease was partially offset by an increase in non-agency revenue, which includes the enrollment and engagement services offered through the Encompass Connect and Encompass Engage programs.
The following are our key components of operating expenses and results thereof for the three and six months ended June 30, 2024 and 2023:

GoHealth, Inc.	2024 Form 10-Q	26

Revenue share	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$20,680	$36,422	$(15,742)	(43.2)%	19.5%	25.5%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$58,693	$81,884	$(23,191)	(28.3)%	20.1%	25.1%
The decreases for both the three and six months ended June 30, 2024 compared to the prior year periods were primarily driven by a decrease in Submissions generated by our external agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners. The decreases were partially offset by increases in expense recognized pursuant to the revenue-sharing components of our vConnect program, which launched during the second quarter of 2023 but did not operate at full scale until the beginning of AEP 2023.

Marketing and advertising expense	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$38,004	$39,269	$(1,265)	(3.2)%	35.9%	27.5%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$90,779	$85,012	$5,767	6.8%	31.1%	26.1%
The decrease for the three months ended June 30, 2024 compared to the prior year period was primarily attributable to a decline in payments to our external marketing partners driven by a decline in Submissions generated by our external agents, partially offset by investments in our targeted marketing efforts. The increase for the six months ended June 30, 2024 was primarily attributable to enhancements in our targeted marketing efforts to identify consumers in need of new health plan options as well as an intentional pullback on marketing and advertising spend during the prior year period, partially offset by a decline in payments to our external marketing partners.

Consumer care and enrollment	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$39,314	$45,536	$(6,222)	(13.7)%	37.1%	31.9%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$87,175	$87,563	$(388)	(0.4)%	29.9%	26.9%
The decreases for the three and six months ended June 30, 2024 compared to the prior year periods were primarily attributable to a reduced agent headcount and the realization of strategic cost saving initiatives. The slight decrease for the six months ended June 30, 2024 compared to the prior year period was partially offset by an increased agent headcount during the three months ended March 31, 2024 compared to the prior year period.

Technology expense	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$8,570	$10,511	$(1,941)	(18.5)%	8.1%	7.4%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$19,120	$20,054	$(934)	(4.7)%	6.6%	6.2%
The decreases for both the three and six months ended June 30, 2024 compared to the prior year periods were primarily attributable to reduced headcounts in our technology support functions.

GoHealth, Inc.	2024 Form 10-Q	27

General and administrative expense	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	16,398	37,855	$(21,457)	(56.7)%	15.5%	26.5%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$33,317	$60,473	$(27,156)	(44.9)%	11.4%	18.6%
The decreases for the three and six months ended June 30, 2024 compared to the prior year periods were primarily attributable to decreases in expense related to legal fees for the Securities Class Action, share-based compensation expense and reduced headcounts.

Amortization of intangible assets	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	23,514	23,515	$(1)	—%	22.2%	16.5%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$47,028	$47,029	$(1)	—%	16.1%	14.4%
Amortization of intangible assets expense was $23.5 million for both the three and six months ended June 30, 2024 and 2023. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	18,096	17,265	$831	4.8%	17.1%	12.1%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$36,047	$34,156	$1,891	5.5%	12.4%	10.5%
The increases for the three and six months ended June 30, 2024 compared to the prior year periods were primarily attributable to an increase in amortization expense related to debt issuance costs, an increase in interest rates related to our Term Loan Facilities, partially offset by interest savings related to the $50.0 million reduction of principal related to our Term Loan Facilities.

Non-GAAP Financial Measures
We use supplemental measures of our performance that are derived from our consolidated financial information but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax (benefit) expense and depreciation and amortization expense, or EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is the primary financial performance measure used by management to evaluate the business and to monitor its results of operations. Adjusted EBITDA represents, as applicable for the period, EBITDA as further adjusted for certain items summarized in the table furnished below. Adjusted EBITDA Margin represents Adjusted EBITDA divided by net revenues.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA

GoHealth, Inc.	2024 Form 10-Q	28

Margin to their most directly comparable GAAP financial measures are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
Non-GAAP Financial Measures	2024	2023	2024	2023
Net revenues	$105,870	$142,779	$291,470	$325,937
Net income (loss)	(59,314)	(70,229)	(80,660)	(92,772)
Interest expense	18,096	17,265	36,047	34,156
Income tax expense (benefit)	(40)	(73)	(111)	(117)
Depreciation and amortization expense	26,298	26,368	52,543	52,635
EBITDA	(14,960)	(26,669)	7,819	(6,098)
Share-based compensation expense (benefit)(1)	1,892	10,120	3,675	16,704
Severance costs(2)	586	1,920	2,414	1,920
Legal fees(3)	174	12,730	677	14,353
Operating lease impairment charges(4)	—	2,687	—	2,687
Adjusted EBITDA	$(12,308)	$788	$14,585	$29,566
Net Income (Loss) Margin	(56.0)%	(49.2)%	(27.7)%	(28.5)%
Adjusted EBITDA Margin	(11.6)%	0.6%	5.0%	9.1%

(1)Represents non-cash share-based compensation expense (benefit) relating to equity awards as well as share-based compensation expense (benefit) relating to liability classified awards that will be settled in cash.
(2)Represents severance costs and associated fees associated with a reduction in workforce unrelated to restructuring activities.
(3)Represents legal fees, settlement accruals and other expenses related to certain litigation, Credit Agreement amendments and other non-routine legal or regulatory matters as described in Note 4. “Long-Term Debt” and Note 11. “Commitments And Contingencies” of the Notes to Condensed Consolidated Financial Statements.
(4)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.

Adjusted EBITDA	Three months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$(12,308)	$788	$(13,096)	1661.9%	(11.6)%	0.6%

	Six months ended Jun. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$14,585	$29,566	$(14,981)	50.7%	5.0%	9.1%

The decreases for the three and six months ended June 30, 2024 compared to the prior year periods were primarily due to period-over-period declines in net revenues, partially offset by realized operational efficiencies as a result of our focus on driving high-quality Medicare services for our consumers through the Encompass operating model. Our improved operating efficiencies were enabled by reduced headcount, targeted marketing, and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics
In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics for our single operating and reportable segment are furnished in the table below.
Sales per Submission represents Medicare Revenue per Submission as further adjusted for certain items summarized in the table furnished below. Direct Cost per Submission represents Operating Expense per Submission as further adjusted for certain items summarized in the table furnished below. Adjusted Direct Operating Margin per Submission represents Sales per Submission less Direct Cost per Submission.
The following tables set forth the reconciliations of Medicare Revenue per Submission and Operating Expense per Submission to Sales per Submission and Direct Cost per Submission for the periods indicated (unaudited):

GoHealth, Inc.	2024 Form 10-Q	29

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2024	2023	2024	2023
Sales per Submission
Medicare Revenue per Submission	$690	$852	$787	$819
Sales per Submission	$690	$852	$787	$819

Direct Cost per Submission
Operating Expense per Submission	$961	$1,202	$912	$1,022
Indirect operating expenses(1)	(318)	(458)	(270)	(346)
Exit of Non-Encompass BPO Services	—	(14)	—	(21)
Share-based compensation expense(2)	(2)	(5)	(2)	(4)
Direct Cost per Submission	$641	$725	$640	$651

Adjusted Direct Operating Margin per Submission(3)	$49	$127	$147	$168

(1)Indirect operating expenses include technology, general and administrative, amortization of intangible assets and operating lease impairment charges.
(2)Share-based compensation expense included within marketing and advertising expenses and consumer care and enrollment expenses.
(3)Sales per Submission less Direct Cost per Submission.

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
The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Jun. 30,
	2024	2023	Change	% Change
	152,394	162,837	(10,443)	(6.4)%

	Six months ended Jun. 30,
	2024	2023	Change	% Change
	368,542	376,482	(7,940)	(2.1)%
The decrease for the three months ended June 30, 2024 compared to the prior year period was primarily attributable to a decrease in Submissions generated by our external agents, partially offset by an increase in Submissions generated by GoHealth’s internal network of agents. The decrease for the six months ended June 30, 2024 compared to the prior year period was primarily attributable to a decrease in Submissions generated by our external agents, partially offset by an increase in Submissions generated by GoHealth’s internal network of agents and an increase in transfers to the health plan partner through the Encompass marketplace.

Sales Per Submission
Sales per Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the number of Submissions for such period, as reported above. Aggregate commissions are equal to the sum of the commission revenue due upon the initial sale of a policy, and when applicable, an estimate of future renewal commissions per commissionable Submissions, and this figure excludes commissions through our Non-Encompass BPO Services. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. Sales per Submission represents revenues only from policies sold during the period, but excludes policies originally submitted in prior periods. Management uses this metric to measure the performance of the Submissions generated in a reporting period by reviewing and presenting average performance on a per Submission basis over time.

GoHealth, Inc.	2024 Form 10-Q	30

The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Three months ended Jun. 30,
	2024	2023	$ Change	% Change
	$690	$852	$(162)	(19.0)%

	Six months ended Jun. 30,
	2024	2023	$ Change	% Change
	$787	$819	$(32)	(3.9)%
The decrease for the three months ended June 30, 2024 compared to the prior year period was primarily attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel. The decrease was further attributable to a decline in LTV rates due to lower persistency. The decrease for the six months ended June 30, 2024 compared to the prior year period was primarily attributable to a decline in LTV rates due to lower persistency.

Sales/Direct Cost of Submission and Direct Cost Per Submission
Sales/Direct Cost of Submission represents (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our Non-Encompass BPO Services, (ii) Encompass revenue, and (iii) partner marketing and enrollment services, divided by (y) the aggregate direct cost to convert prospects into Submissions (comprised of revenue share, marketing and advertising expenses and consumer care and enrollment expenses, excluding associated share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our Non-Encompass BPO Services) for such period. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in our 2023 Annual Report on Form 10-K.
Direct Cost per Submission refers to (x) the aggregate direct cost to convert prospects into Submissions during a particular period (comprised of revenue share, marketing and advertising expenses, and consumer care and enrollment expenses, excluding associated share-based compensation expense, the impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, and such expenses related to our Non-Encompass BPO Services) divided by (y) either (i) a completed application with our licensed agent that is submitted to the insurance health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our Non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass marketplace during the indicated period. Management uses this metric to measure the cost of the Submissions generated in a reporting period by reviewing and presenting average cost on a per Submission basis over time.
The following are our Sales/Direct Cost of Submission, Direct Cost of Submission (in thousands) and Direct Cost Per Submission for the three and six months ended June 30, 2024 and 2023.

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2024	2023	2024	2023
Sales/Direct Cost of Submission	1.1	1.2	1.2	1.3
Direct Cost of Submission	$97,618	$118,080	$235,868	$245,250
Direct Cost per Submission	$641	$725	$640	$651
The decreases in Sales/Direct Cost of Submission for both the three and six months ended June 30, 2024 compared to the prior year periods were primarily attributable to decreases in revenues due to a 6.4% and 2.1% decrease in total Submissions for the three and six months ended June 30, 2024, respectively. The decreases were partially offset by increases attributable to our operating efficiencies, targeted marketing efforts and a decrease in expense we recognized pursuant to our revenue-sharing agreements with our external partners.
The decreases in Direct Cost of Submission and Direct Cost per Submission for both the three and six months ended June 30, 2024 compared to the prior year periods were primarily attributable to our targeted marketing efforts and a decrease in expense we recognized pursuant to our revenue-sharing agreements with our external partners. The decreases reflect our continued investment in our technology and operating efficiencies through the Encompass operating model. Our focus on Direct Cost per

GoHealth, Inc.	2024 Form 10-Q	31

Submission enables us to effectively manage expenses and investment in a highly regulated industry where benefits change annually, contracting dynamics change annually and consumer behavior can vary.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At June 30, 2024, cash and cash equivalents totaled $14.1 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as further described below, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as further described below, if necessary. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended Jun. 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(23,984)	$31,340
Net cash provided by (used in) investing activities	(7,258)	(4,660)
Net cash provided by (used in) financing activities	(45,391)	(17,826)
Operating Activities
Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation, depreciation and amortization, amortization of intangible assets, amortization of debt discount and issuance costs, operating lease impairment charges, non-cash lease expense and the effect of changes in working capital and other activities.
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
Net cash used in operating activities was $24.0 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $31.3 million for the six months ended June 30, 2023. The $55.3 million decrease was primarily driven by a decrease in accrued liabilities of $38.9 million, inclusive of a $10.5 million payment made during the first quarter of 2024 to settle the Securities Class Action litigation and $11.2 million of interest paid during the six months ended June 30, 2024 but relating to the prior year, and a decrease in cash from commissions receivable of $23.1 million. The decrease was partially offset by other changes in our working capital.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $7.3 million and $4.7 million, respectively. The $2.6 million increase was primarily driven by an increase in capitalized internal-use software related to new technology, software, and systems.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was $45.4 million and $17.8 million, respectively. The $27.6 million increase was primarily driven by an increase in repayments of our Term Loan Facilities of $34.6 million and an increase in payments related to debt issuance costs of $9.1 million resulting from an amendment to our Credit Facilities. The increase was partially offset by the borrowing of $15.0 million under the Revolving Credit Facilities during the second quarter of 2024. The additional funds from this borrowing provide us with the liquidity needed to fund operations during the Special Enrollment Period while we focus on strengthening our operational capabilities and positioning the Company for success during the upcoming AEP 2024.

GoHealth, Inc.	2024 Form 10-Q	32

Credit Facilities
Term Loan Facilities
As of June 30, 2024, the Borrower had a principal amount of $99.5 million, $266.8 million and $86.5 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2023, the Borrower had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The effective interest rate of the Term Loan Facilities was 12.9% at June 30, 2024 and 13.0% at December 31, 2023.

During 2024 the Company is required to repay $75.0 million in aggregate of borrowings under the Term Loan Facilities, $50.0 million of which was paid in the second quarter of 2024. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is due and payable on or prior to September 13, 2025. The Company intends to extend or replace the Term Loan Facilities and Revolving Credit Facilities on or before expiration. This extension or replacement could include similar borrowing capacity or upsizing the Term Loan Facilities and Revolving Credit Facilities. See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Term Loan Facilities.
Revolving Credit Facilities

The Company had $15.0 million outstanding under the Revolving Credit Facilities as of June 30, 2024 and no amounts outstanding under the Revolving Credit Facilities as of December 31, 2023. The Revolving Credit Facilities have a remaining capacity of $96.5 million and $200.0 million in the aggregate as of June 30, 2024 and December 31, 2023, respectively. The Revolving Credit Facilities are separated into two classes of revolving commitments. After the adoption of Amendment No. 11 to the Credit Agreement, the New Class A Revolving Commitments mature on June 30, 2025 and bear interest at either ABR plus 5.5% per annum or SOFR plus 6.5% per annum. The Remaining Class B Revolving Commitments mature on September 13, 2024 and bear interest at either ABR plus 3.0% per annum or SOFR plus 4.0% per annum. See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Revolving Credit Facilities.
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
•Liabilities pursuant to the TRA.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report on Form 10-K. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report on Form 10-K.

GoHealth, Inc.	2024 Form 10-Q	33

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2024 Form 10-Q	34

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.

During the second quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2024 Form 10-Q	35

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1#	Amended and Restated Employment Agreement signed May 8, 2024, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Michael Hargis.	10-Q	001-39390	10.2#	5/9/2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2024 Form 10-Q	36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	August 8, 2024	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Katherine M. O’Halloran
Katherine M. O’Halloran Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2024 Form 10-Q	37