Form 10-Q
period 2024-09-30
GoHealth, Inc.
filed 2024-11-07
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2024, the registrant had 10,130,625 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,774,921 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures, debt service obligations, adoption and use of artificial intelligence technologies, the impact on our business from the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) and our ability to successfully integrate e-TeleQuote’s operations, technologies and employees into our business, are forward-looking statements.

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report on Form 10-K”), our Quarterly Report on Form 10-Q for the first fiscal quarter ended March 31, 2024, our Quarterly Report on Form 10-Q for the second fiscal quarter ended June 30, 2024 and in our other filings with the Securities and Exchange Commission.
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

GoHealth, Inc.	2024 Form 10-Q	1

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

We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. Adjusted EBITDA is the primary financial performance measure used by management to evaluate the business and monitor the results of operations, as well as a basis for certain compensation programs sponsored by the Company. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

GoHealth, Inc.	2024 Form 10-Q	2

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
KEY PERFORMANCE INDICATORS
Throughout this Quarterly Report on Form 10-Q, we use a number of key performance indicators used by management. We define these key performance indicators as follows:

•“Direct Operating Cost of Submission” is an operating metric that represents costs directly attributable to Submissions generated during a particular period and excludes costs that are indirect or fixed. Direct Operating Cost of Submission is comprised of the portion of the respective operating expenses for revenue share, marketing and advertising and consumer care and enrollment that are directly related to the Submissions generated in the particular period. Direct Operating Cost of Submission, most recently referred to as “Direct Cost of Submission,” reflects a name change only.

•“Direct Operating Cost per Submission” is an operating metric that represents the average performance of Submissions generated during a particular period. Direct Operating Cost per Submission refers to (x) Direct Operating Cost of Submission for a particular period divided by (y) the number of Submissions generated for such period. Direct Operating Cost per Submission, most recently referred to as “Direct Cost per Submission” reflects a name change only.
•“Sales/Direct Operating Cost of Submission” represents (x) the numerator of Sales per Submission, as defined below, divided by (y) Direct Operating Cost of Submission. Sales/Direct Operating Cost of Submission, most recently referred to as “Sales/Direct Cost of Submission” reflects a name change only.
•“Sales per Submission” is an operating metric that represents the average performance of Submissions generated during a particular period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions, including any impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods. Sales per Submission equals (x) the sum of (i) agency revenues, comprised of the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product, as well as partner marketing and other revenue and (ii) non-agency revenues, comprised of the enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, divided by (y) the number of Submissions generated for such period.
•“Submission” refers to either (i) a completed application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our Non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass operating model during the indicated period.

Sales per Submission and Direct Operating Cost per Submission are key operating metrics used by management to understand the Company’s underlying financial performance and trends. For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GoHealth, Inc.	2024 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2024	2023	2024	2023
Net revenues	118,292	132,037	409,762	457,974
Operating expenses:
Revenue share	19,683	35,992	78,376	117,876
Marketing and advertising	45,270	39,416	136,049	124,428
Consumer care and enrollment	45,556	46,472	132,731	134,035
Technology	9,801	11,652	28,921	31,706
General and administrative	17,140	12,967	50,457	73,440
Amortization of intangible assets	23,514	23,514	70,542	70,543
Operating lease impairment charges	—	—	—	2,687
Total operating expenses	160,964	170,013	497,076	554,715
Income (loss) from operations	(42,672)	(37,976)	(87,314)	(96,741)
Interest expense	19,086	17,565	55,133	51,721
Gain on bargain purchase	(77,363)	—	(77,363)	—
Other (income) expense, net	250	771	332	739
Income (loss) before income taxes	15,355	(56,312)	(65,416)	(149,201)
Income tax (benefit) expense	(11)	(108)	(122)	(225)
Net income (loss)	15,366	(56,204)	(65,294)	(148,976)
Net income (loss) attributable to non-controlling interests	8,591	(32,294)	(36,857)	(86,945)
Net income (loss) attributable to GoHealth, Inc.	$6,775	$(23,910)	$(28,437)	$(62,031)
Net income (loss) per share (Note 7):
Net income (loss) per share of Class A common stock — basic	$0.58	$(2.61)	$(3.14)	$(7.04)
Net income (loss) per share of Class A common stock — diluted	$0.46	$(2.61)	$(3.14)	$(7.04)
Weighted-average shares of Class A common stock outstanding — basic	10,077	9,489	9,922	9,194
Weighted-average shares of Class A common stock outstanding — diluted	14,580	9,489	9,922	9,194
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2024	2023	2024	2023
Net income (loss)	$15,366	$(56,204)	$(65,294)	$(148,976)
Other comprehensive income (loss):
Foreign currency translation adjustments	20	143	(32)	189
Comprehensive income (loss)	15,386	(56,061)	(65,326)	(148,787)
Comprehensive income (loss) attributable to non-controlling interests	8,602	(32,212)	(36,875)	(86,836)
Comprehensive income (loss) attributable to GoHealth, Inc.	$6,784	$(23,849)	$(28,451)	$(61,951)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Sep. 30, 2024	Dec. 31, 2023
Assets
Current assets:
Cash and cash equivalents	$35,527	$90,809
Accounts receivable, net of allowance for doubtful accounts of $2 in 2024 and $27 in 2023	6,862	250
Commissions receivable - current	270,383	336,215
Prepaid expense and other current assets	21,271	49,166
Total current assets	334,043	476,440
Commissions receivable - non-current	627,341	575,482
Operating lease ROU asset	20,449	21,995
Property, equipment, and capitalized software, net	30,418	26,843
Intangible assets, net	326,011	396,554
Other long-term assets	2,891	2,256
Total assets	$1,341,153	$1,499,570
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	15,285	17,705
Accrued liabilities	49,475	86,254
Commissions payable - current	80,899	118,732
Short-term operating lease liability	5,541	5,797
Deferred revenue	42,696	52,403
Current portion of long-term debt	65,000	75,000
Other current liabilities	23,075	14,122
Total current liabilities	281,971	370,013
Non-current liabilities:
Commissions payable - non-current	177,023	203,255
Long-term operating lease liability	36,187	39,547
Deferred tax liabilities	24,995	—
Long-term debt, net of current portion	416,332	422,705
Other non-current liabilities	7,363	9,095
Total non-current liabilities	661,900	674,602
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both September 30, 2024 and December 31, 2023. Liquidation preference of $53.7 million and $50.9 million as of September 30, 2024 and December 31, 2023, respectively.	52,023	49,302
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 10,440 and 9,823 shares issued; 10,121 and 9,651 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	1
Class B common stock – $0.0001 par value; 615,980 and 616,018 shares authorized; 12,775 and 12,814 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both September 30, 2024 and December 31, 2023.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both September 30, 2024 and December 31, 2023.	—	—
Treasury stock – at cost; 319 and 173 shares of Class A common stock as of September 30, 2024 and December 31, 2023, respectively.	(4,124)	(2,640)
Additional paid-in capital	665,020	654,059
Accumulated other comprehensive income (loss)	(141)	(127)
Accumulated deficit	(448,717)	(420,280)
Total stockholders’ equity attributable to GoHealth, Inc.	212,040	231,014
Non-controlling interests	133,219	174,639
Total stockholders’ equity	345,259	405,653
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,341,153	$1,499,570
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Sep. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jul. 1, 2024	10,360	$1	12,780	$1	(302)	$(3,975)	$662,347	$(455,492)	$(150)	$125,067	$327,799
Net income (loss)								6,775		8,591	15,366
Issuance of Class A common shares related to share-based compensation plans	76	—					4				4
Share-based compensation expense							3,142				3,142
Foreign currency translation adjustments									9	11	20
Class A common shares repurchased for employee tax withholdings					(17)	(149)					(149)
Dividends accumulated on Series A redeemable convertible preferred stock							(923)				(923)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	4	—	(4)	—			450			(450)	—
Balance at Sep. 30, 2024	10,440	$1	12,775	$1	(319)	$(4,124)	$665,020	$(448,717)	$(141)	$133,219	$345,259

	Three months ended Sep. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jul. 1, 2023	9,499	$1	12,818	$1	(81)	$(1,051)	$646,232	$(395,144)	$(125)	$210,845	$460,759
Net income (loss)								(23,910)		(32,294)	(56,204)
Issuance of Class A common shares related to share-based compensation plans	208	—					6				6
Share-based compensation expense							2,173				2,173
Foreign currency translation adjustments									61	82	143
Class A common shares repurchased for employee tax withholdings					(76)	(1,372)					(1,372)
Dividends accumulated on Series A redeemable convertible preferred stock							(892)				(892)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	—	—	—	—			1,951			(1,951)	—
Balance at Sep. 30, 2023	9,707	$1	12,817	$1	(157)	$(2,423)	649,470	$(419,054)	$(64)	$176,682	$404,613

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Nine months ended Sep. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest		Stockholders’ Equity
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639		$405,653
Net income (loss)								(28,437)		(36,857)		(65,294)
Issuance of Class A common shares related to share-based compensation plans	581	—					450					450
Share-based compensation expense							8,688					8,688
Foreign currency translation adjustments									(14)	(18)		(32)
Class A common shares repurchased for employee tax withholdings					(146)	(1,484)					—	(1,484)
Dividends accumulated on Series A redeemable convertible preferred stock							(2,722)					(2,722)
Forfeitures of Time-Vesting Units			(3)	—								—
Redemption of LLC Interests	36	—	(36)	—			4,545			(4,545)		—
Balance at Sep. 30, 2024	10,440	$1	12,775	$1	(319)	$(4,124)	$665,020	$(448,717)	$(141)	$133,219		$345,259

	Nine months ended Sep. 30, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399
Net income (loss)								(62,031)		(86,945)	(148,976)
Issuance of Class A common shares related to share-based compensation plans	510	—					456				456
Share-based compensation expense							15,298				15,298
Foreign currency translation adjustments									80	109	189
Class A common shares repurchased for employee tax withholdings					(144)	(2,078)					(2,078)
Dividends accumulated on Series A redeemable convertible preferred stock							(2,675)				(2,675)
Forfeitures of Time-Vesting Units			(3)	—							—
Redemption of LLC Interests	234	—	(234)	—			10,122			(10,122)	—
Balance at Sep. 30, 2023	9,707	$1	12,817	$1	(157)	$(2,423)	$649,470	$(419,054)	$(64)	$176,682	$404,613

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended Sep. 30,
	2024	2023
Operating Activities
Net income (loss)	$(65,294)	$(148,976)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	6,534	15,298
Depreciation and amortization	8,420	8,357
Amortization of intangible assets	70,542	70,543
Amortization of debt discount and issuance costs	7,319	2,397
Non-cash lease expense	2,907	3,080
Operating lease impairment charges	—	2,687
Gain on bargain purchase	(77,363)	—
Other non-cash items	(98)	(636)
Changes in assets and liabilities:
Accounts receivable	(4,578)	(7,030)
Commissions receivable	104,570	135,636
Prepaid expenses and other assets	28,644	34,632
Accounts payable	(4,268)	(9,756)
Accrued liabilities	(44,227)	(6,676)
Deferred revenue	(9,708)	(7,775)
Commissions payable	(64,065)	(50,451)
Operating lease liabilities	(4,976)	(7,472)
Other liabilities	9,430	3,982
Net cash provided by (used in) operating activities	(36,211)	37,840
Investing Activities
Acquisition of business, net	17,536	—
Purchases of property, equipment and software	(11,511)	(8,087)
Net cash provided by (used in) investing activities	6,025	(8,087)
Financing Activities
Repayment of borrowings	(50,000)	(15,336)
Proceeds from borrowings	40,000	—
Debt issuance cost payments	(13,584)	—
Repurchase of shares to satisfy employee tax withholding obligations	(1,484)	(2,078)
Payment of preferred stock dividends	—	(2,675)
Proceeds from stock option exercises	4	70
Net cash provided by (used in) financing activities	(25,064)	(20,019)
Effect of exchange rate changes on cash and cash equivalents	(32)	189
Increase (decrease) in cash and cash equivalents	(55,282)	9,923
Cash and cash equivalents at beginning of period	90,809	16,464
Cash and cash equivalents at end of period	$35,527	$26,387
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$154	$820
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-Q	9

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business

GoHealth is a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, the Company believes it is uniquely positioned as a trusted partner to the 65 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult. Seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. GoHealth aims to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. GoHealth partners with health plans across the nation that provide access to high-quality health plans across all 50 states and the District of Columbia.
GoHealth primarily offers Medicare plans, including, but not limited to, Medicare Advantage, Medicare Supplement and prescription drug plans. Its proprietary technology platform leverages modern machine-learning algorithms, powered by over two decades of insurance purchasing behavior, to reimagine the process of matching a health plan to a consumer’s specific needs. GoHealth’s unbiased, technology-driven marketplace coupled with highly-skilled licensed agents has facilitated the enrollment of millions of consumers in Medicare plans since its inception. Health plan partners benefit from the GoHealth platform by gaining access to the large and rapidly growing Medicare-eligible population. The Company believes health plan partners utilize its large-scale data, technology and efficient marketing processes to maximize scale and reduce their cost of submission, compared to health plan partner-employed agent workforces.
The Company believes its streamlined, consumer-centric Encompass operating model drives both high-quality enrollments and a strong consumer experience. Through its consumer-centric approach, GoHealth aims to be a trusted, high-quality enrollment partner for both consumers and health plan partners.
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
Business Combinations

GoHealth, Inc.	2024 Form 10-Q	10

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company accounts for all business combinations using the acquisition method of accounting. Under the acquisition method, the Company allocates the fair value of consideration transferred to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the identified net assets acquired is recorded as goodwill. Conversely, a bargain purchase gain is recorded when the fair value of the identified net assets acquired exceeds the fair value of consideration transferred. Acquisition-related expenses are expensed as incurred.
See Note 14, “Acquisitions” for additional information regarding the Company’s business combinations.
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
Seasonality
The Medicare annual enrollment period (“AEP”) occurs from October 15th to December 7th. As a result, and in general, the Company experiences an increase in the number of Submissions during the fourth quarter and an increase in expense related to the Submissions during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, Submissions are typically second-highest in the Company’s first quarter. The second and third quarters are known as special election periods, during which Submissions are typically lowest. A significant portion of the Company’s marketing and advertising expenses is driven by the number of health insurance applications submitted through GoHealth. Marketing and advertising expenses are generally higher in the fourth quarter during AEP, but because commissions from approved consumers are paid to the Company over time, operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of Submissions during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of Submissions during the fourth quarter.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805. The Company adopted the standard on the required effective date beginning January 1, 2023 using a prospective transition method for business combinations occurring on or after the effective date. For more information about the Company’s acquisitions, refer to Note 14, “Acquisitions.”
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact on its related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhanced annual disclosures regarding the income tax rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities and

GoHealth, Inc.	2024 Form 10-Q	11

annual periods beginning after December 15, 2025 for all other entities. The Company is currently assessing the impact on its related disclosures.
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
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $2.7 million for the nine months ended September 30, 2023. The Company recorded no operating lease impairment charges for three and nine months ended September 30, 2024 and the three months ended September 30, 2023. The Company continues to evaluate its portfolio of properties, and thus it is possible that impairments could be identified in future periods, and such amounts could be material. The operating lease impairment charges reduce the carrying value of the associated right-of-use (“ROU”) assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
During the twelve months ended December 31, 2023, the Company recorded indefinite-lived intangible asset impairment charges of $10.0 million in connection with its indefinite-lived trade names. The Company recorded no indefinite-lived intangible asset impairment charges for the three and nine months ended September 30, 2024 and 2023. Determination of the fair value of the indefinite-lived trade names involves estimates and assumptions which are considered a level 3 input in the fair value hierarchy. For more information, refer to Note 3, “Intangible Assets, Net.”
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
There was no impairment of intangible assets for the three and nine months ended September 30, 2024 and 2023.
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

GoHealth, Inc.	2024 Form 10-Q	12

	Sep. 30, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$357,829	$138,171
Customer relationships	232,000	117,160	114,840
Total intangible assets subject to amortization	$728,000	$474,989	$253,011
Indefinite-lived trade names			73,000
Total intangible assets			$326,011

	Dec. 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$304,686	$191,314
Customer relationships	232,000	99,760	132,240
Total intangible assets subject to amortization	$728,000	$404,446	$323,554
Indefinite-lived trade names			73,000
Total intangible assets			$396,554
As of September 30, 2024, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2024	$17,714	$5,800	$23,514
2025	70,857	23,200	94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
2028	—	23,200	23,200
Thereafter	—	16,240	16,240
Total	$138,171	$114,840	$253,011
4. LONG-TERM DEBT
The Company’s debt consisted of the following:

(in thousands)	Sep. 30, 2024	Dec. 31, 2023
Term Loan Facilities	$452,796	$502,796
Revolving Credit Facilities	40,000	—
Less: Unamortized debt discount and issuance costs	(11,464)	(5,091)
Total debt	$481,332	$497,705
Less: Current portion of long-term debt	(65,000)	(75,000)
Total long-term debt	$416,332	$422,705
Future maturities of debt are $25.0 million of the Term Loan Facility due and payable during the fourth quarter of 2024, and $40.0 million of the Revolving Credit Facilities due and payable in 2025 upon maturity. The remaining balance of $416.3 million is subject to the Debt Refinancing described below.
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
As of September 30, 2024, the Borrower had a principal amount of $99.5 million, $266.8 million and $86.5 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2023, the Borrower had a principal amount of $110.4 million, $296.3 million and $96.1 million

GoHealth, Inc.	2024 Form 10-Q	13

outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans, respectively. Per Amendment No. 11 to the Credit Agreement (“Amendment No. 11”), as further described below, the Term Loan Facilities all bear interest at either (i) ABR plus 7.0% per annum or (ii) SOFR plus 8.0% per annum. Prior to August 31, 2024, the Term Loan Facilities all bore interest at either (i) ABR plus 6.5% per annum or (ii) SOFR plus 7.5% per annum. The effective interest rate of the Term Loan Facilities was 13.4% as of September 30, 2024 and 13.0% as of December 31, 2023.
On March 12, 2024, the Borrower entered into Amendment No. 11. Pursuant to Amendment No. 11, the Borrower repaid $50.0 million and $25.0 million in borrowings under the Term Loan Facilities in April 2024 and October 2024, respectively. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is subject to the Debt Refinancing described below.
Revolving Credit Facilities

In addition to the Term Loan Facilities, the Credit Agreement provides for senior secured revolving credit facilities (collectively, the “Revolving Credit Facilities”). Prior to Amendment No. 11, the Revolving Credit Facilities were separated into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million (the “Class A Revolving Commitments”) and Class B Revolving Commitments in the amount of $170.0 million (the “Class B Revolving Commitments”), each maturing on September 13, 2024. In connection with Amendment No. 11, each existing lender under the Class A Revolving Commitments and the Class B Revolving Commitments received the option to extend the maturity of their respective commitments through June 30, 2025. Under the terms of Amendment No. 11, the lenders consenting to the extension formed a new tranche of Class A Revolving Commitments (the “New Class A Revolving Commitments”) and the non-consenting lenders remain part of the existing Class B Revolving Commitments (the “Remaining Class B Revolving Commitments”). Each consenting lender received a 50.0% commitment reduction, resulting in a total of $88.5 million available to the Borrower under the New Class A Revolving Commitments, with $23.0 million remaining available to the Borrower under the Remaining Class B Revolving Commitments. The New Class A Revolving Commitments mature on June 30, 2025 and bear interest at either ABR plus 5.5% per annum or SOFR plus 6.5% per annum. Amendment No. 11 also provides that if the Borrower undertakes a securitization transaction prior to the maturity of the New Class A Revolving Commitments, the New Class A Revolving Commitments will further be reduced by 50.0%. Prior to maturing on September 13, 2024, the Remaining Class B Revolving Commitments bore interest at either ABR plus 3.0% per annum or SOFR plus 4.0% per annum. After the Remaining Class B Revolving Commitments matured on September 13, 2024, the Revolving Credit Facilities included solely the New Class A Revolving Commitments.

The Borrower had $40.0 million outstanding under the Revolving Credit Facilities as of September 30, 2024 and no amounts outstanding under the Revolving Credit Facilities as of December 31, 2023. The Revolving Credit Facilities have a remaining capacity of $48.5 million and $200.0 million in the aggregate as of September 30, 2024 and December 31, 2023, respectively. The Borrower is required to pay a commitment fee of 0.5% per annum under the Revolving Credit Facilities.
The Borrower’s obligations under the Term Loan Facilities and Revolving Credit Facilities are guaranteed by Blizzard Midco, LLC and certain of the Borrower’s subsidiaries. All obligations under the Credit Agreement are secured by a first priority lien on substantially all of the assets of the Borrower, including a pledge of all of the equity interests of its subsidiaries. The Credit Agreement contains customary events of default and financial and non-financial covenants. In addition, Amendment No. 11 amended the Credit Agreement to, among other things, modify the financial covenant testing to be based on a Net Cash Leverage Ratio, as defined in Amendment No. 11, for reporting periods from December 31, 2023 and onwards. The Company is in compliance with all covenants as of September 30, 2024.
Debt Refinancing

On November 4, 2024, Blizzard Midco, LLC (“Blizzard Midco”), the Borrower and certain of their subsidiaries, entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”), by and among Blizzard Midco, Borrower, each lender party thereto, Blue Owl Capital Corporation (the “Predecessor Agent”) and Blue Torch Finance, LLC in its capacities as the administrative agent and collateral agent (as successor in interest to the Predecessor Agent) (“Blue Torch”), which amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for a term loan facility in an aggregate principal amount of $475.0 million (the “New Term Loan Facility”), which full amount was borrowed by Borrower on November 4, 2024 (the “Effective Date”). The Amended and Restated Credit Agreement also provides for an additional revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility”), which will be made available to the Borrower upon the termination of the existing Class A Revolving Commitments on or prior to June 30, 2025. The stated maturity date of the New Term Loan Facility is the five year anniversary of the Effective Date. The stated maturity date of the existing Class A Revolving Commitments is June 30, 2025 and the stated maturity date of the loans under the Class A-1 Revolving Credit Facility is November 4, 2029. The proceeds of the loans under the New Term Loan Facility (the “New Term Loans”) were used to repay and refinance existing indebtedness under the Amended and Restated Credit Agreement, to pay interest, fees and expenses related to the foregoing and to pay related transaction costs. The proceeds of any loans under the Class A-1 Revolving Credit Facility, once available,

GoHealth, Inc.	2024 Form 10-Q	14

may be used to repay Class A Revolving Loans that remain outstanding on the maturity date of the Class A Revolving Commitments, to finance working capital needs and for general corporate purposes.

Blizzard Midco, the Borrower and certain other subsidiaries of the Company are guarantors of the Borrower’s obligations under the Amended and Restated Credit Agreement. In addition, the obligations of the Borrower under the Amended and Restated Credit Agreement and the other loan documents delivered in connection therewith are secured by a first priority lien on substantially all of such guarantors’ assets, including a pledge of all of the equity interests of each of their respective subsidiaries, in each case, subject to customary exceptions and limitations.

Upon requesting a borrowing under the Amended and Restated Credit Agreement, the Borrower may elect for either an ABR Borrowing (as defined in the Amended and Restated Credit Agreement) or a SOFR Borrowing (as defined in the Amended and Restated Credit Agreement). The borrowings under the Amended and Restated Credit Agreement comprising each ABR Borrowing will bear interest at (i) ABR plus (ii) a rate per annum equal to (a) 6.50% for any loans under the New Term Loan Facility or the Class A-1 Revolving Credit Facility or (b) 5.50% for any loans under the Class A Revolving Commitments on and after the Amendment No. 11 Effective Date (as defined in the Credit Agreement) or 6.25% for any New Term Loan Facility or Class A-1 Revolving Loan on or after the Class A Revolving Facility Termination Date (as defined in the Amended and Restated Credit Agreement) (provided no event of default has occurred and is continuing).

The borrowings under the Amended and Restated Credit Agreement comprising each SOFR Borrowing (as defined in the Amended and Restated Credit Agreement) will bear interest at (i) Adjusted Term SOFR for the interest period in effect for such borrowing, plus (ii) a rate per annum equal to (a) 7.50% for any loans under the New Term Loan Facility or the Class A-1 Revolving Credit Facility or (b) 6.50% for any Class A Revolving Loan on and after the Amendment No. 11 Effective Date or 7.25% for any New Term Loan Facility or Class A-1 Revolving Loan on or after the Class A Revolving Facility Termination Date (provided no event of default has occurred and is continuing).

Beginning on March 31, 2025, principal payments equal to 2.00% of the outstanding principal balance per annum of the New Term Loans will be paid in equal quarterly installments.

Undrawn amounts under the Class A Revolving Commitment continue to accrue a commitment fee at a rate per annum of 0.50% and undrawn amounts under the Class A-1 Revolving Credit Facility will accrue a commitment fee at a rate per annum of 1.00%, which will begin to accrue upon the termination of the Class A Revolving Commitments, in each case, payable in arrears on the last day of March, June, September and December of each year during the term of the applicable facility. In addition, undrawn amounts under any letters of credit issued under the Class A Revolving Commitment accrue participation fees, as well as a fronting fee payable to each issuing bank and other customary issuance and administration fees.

The Amended and Restated Credit Agreement contains customary covenants that, among other things, restrict the ability of the Borrower and its subsidiaries to incur additional indebtedness, incur additional liens, merge into or consolidate or amalgamate with any other person, make investments or acquisitions, sell assets, make dividends, distributions or other restricted payments, enter into transactions with affiliates, change the nature of its business, make accounting changes, or amend organizational documents.

The events of default under the Amended and Restated Credit Agreement include, among others, payment defaults, material breaches of representations or warranties, breaches of covenants, defaults under the related loan documents, cross defaults with certain other material indebtedness, bankruptcy and insolvency events, judgment defaults, certain events related to plans subject to the Employee Retirement Income Security Act of 1974, as amended, termination of or purported failure to create a valid and perfected lien on any material portion of collateral, cessation of any guarantees, change in control events and the extension by the Borrower of any loans under the Class A Revolving Commitments beyond June 30, 2025. The occurrence of an event of default could result in the termination of the lenders’ commitments, the acceleration of the Borrower’s obligations under the Amended and Restated Credit Agreement or the requirement to post cash collateral with respect to letters of credit.

In addition, the Amended and Restated Credit Agreement requires that the Borrower comply with certain financial maintenance covenants with respect to the Borrower’s Total Cash Leverage Ratio (as defined in the Amended and Restated Credit Agreement), Contract Asset Balance Coverage Ratio (as defined in the Amended and Restated Credit Agreement) and Liquidity (as defined in the Amended and Restated Credit Agreement).
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

GoHealth, Inc.	2024 Form 10-Q	15

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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2024 were 55.9% and 56.3%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2023 were 57.5% and 58.5%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both September 30, 2024 and December 31, 2023, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and nine months ended September 30, 2024, the Company accrued $0.9 million and $2.7 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Condensed Consolidated Balance Sheets. For the three and nine months

GoHealth, Inc.	2024 Form 10-Q	16

ended September 30, 2023, the Company paid in cash $0.9 million and $2.7 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of September 30, 2024 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
The terms of the Series A redeemable convertible preferred stock and Series A-1 convertible preferred stock contain certain anti-dilution adjustments. Subject to certain conditions, at any time after the third anniversary of the Closing Date, if the volume weighted average price per share of Class A common stock on The Nasdaq Global Market is equal to or greater than 150.0% of the then-applicable conversion price for each of at least twenty (20) trading days, whether or not consecutive, in any period of thirty (30) consecutive trading days ending on and including the trading day immediately before the Company provides the holders with notice of its election to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock (at the election of the holder), the Company may elect to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock.
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

GoHealth, Inc.	2024 Form 10-Q	17

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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense (benefit) by operating function for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2024	2023	2024	2023
Marketing and advertising	$75	$149	$203	$378
Consumer care and enrollment	189	519	841	1,847
Technology	293	676	780	2,365
General and administrative(1)	2,302	(1,889)	4,710	11,569
Total share-based compensation expense (benefit)	$2,859	$(545)	$6,534	$16,159
(1) For the three and nine months ended September 30, 2024 and 2023, share-based compensation expense (benefit) includes expense (benefit) related to the stock appreciation rights (“SARs”), which are liability classified awards.
7. NET INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

GoHealth, Inc.	2024 Form 10-Q	18

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$15,366	$(56,204)	$(65,294)	$(148,976)
Less: Net income (loss) attributable to non-controlling interests	8,591	(32,294)	(36,857)	(86,945)
Net income (loss) attributable to GoHealth, Inc.	6,775	(23,910)	(28,437)	(62,031)
Less: Dividends accumulated on redeemable convertible preferred stock	923	892	2,722	2,675
Net income (loss) attributable to common stockholders - basic	5,852	(24,802)	(31,159)	(64,706)
Effect of dilutive securities:
Add: Dividends accumulated on redeemable convertible preferred stock	923	—	—	—
Net income (loss) attributable to common stockholders - diluted	6,775	(24,802)	(31,159)	(64,706)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	10,077	9,489	9,922	9,194
Effect of dilutive securities:
Equity awards	424	—	—	—
Redeemable convertible preferred stock	4,079	—	—	—
Weighted-average shares of Class A common stock outstanding—dilutive	14,580	9,489	9,922	9,194

Net loss per share of Class A common stock—basic	$0.58	$(2.61)	$(3.14)	$(7.04)
Net loss per share of Class A common stock—dilutive	$0.46	$(2.61)	$(3.14)	$(7.04)
The following number of shares were excluded from the calculation of diluted income (loss) per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

	Sep. 30,
(in thousands)	2024	2023
Equity awards	2,479	2,125
Redeemable convertible preferred stock	3,989	3,873
Class B common stock	12,775	12,817
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
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (0.07)% and 0.19%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 0.19% and 0.15%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
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

GoHealth, Inc.	2024 Form 10-Q	19

number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of both September 30, 2024 and December 31, 2023 the liability related to the Tax Receivable Agreement was $0.8 million. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the three and nine months ended September 30, 2024 and 2023, the Company recorded no revenue adjustments.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2024	2023	2024	2023
Medicare Revenue
Agency Revenue
Commission Revenue(1)	$77,868	$76,579	$228,154	$261,513
Partner Marketing and Other Revenue	14,408	21,300	47,926	71,619
Total Agency Revenue	92,276	97,879	276,080	333,132
Non-Agency Revenue	24,377	33,510	130,723	106,586
Total Medicare Revenue	116,653	131,389	406,803	439,718
Other Revenue
Non-Encompass BPO Services Revenue	—	—	—	9,322
Other Revenue	1,639	648	2,959	8,934
Total Other Revenue	1,639	648	2,959	18,256
Total Net Revenues	$118,292	$132,037	$409,762	$457,974

(1)Commission revenue excludes commissions generated through the Company’s Non-Encompass BPO Services as well as from the sale of individual and family plan insurance products.

Medicare Revenue: The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model. The agency model refers to the commission revenue and partner marketing and other revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents, or external agents, enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. The Company recognizes commission revenue from the sale of insurance products at the point when health plan partners approve an insurance application produced by the Company. The Company records as commission revenue the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product, which represents the LTV it expects to receive for selling the product after the health plan partner approves an application. As part of its estimation process, the Company constrains revenue such that the amount of revenue recognized is the amount the Company believes is probable will not result in a significant reversal in the future. The Company is also compensated by its health plan partners for providing marketing services over a predetermined measurement period, which the Company records as partner marketing and other revenue. The Company recognizes these revenues over the measurement period as insurance applications produced by the

GoHealth, Inc.	2024 Form 10-Q	20

Company are generated. The Company generally gets paid a fixed fee per application, with the amount of variable consideration resolved within 90 days of the application.

Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized. Non-agency revenue includes enrollment and engagement services through Encompass Connect and Encompass Engage. Encompass Connect is designed to provide enrollment related services to participating partners. The Company is compensated for generating and transferring leads to the health plan partners, at which time the health plan partner representative will enroll and submit the application, becoming the agent of record. Revenue is recognized at the point in time the lead is transferred, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. The Company does not receive commissions or fees on subsequent renewals generated from the transferred leads. Encompass Engage includes post-enrollment member outreach and engagement services, including facilitating an onboarding experience customized to a member’s plan and health needs. The Company recognizes Encompass Engage revenue at the point in time that the service is provided based on member retention and providing post-enrollment services.
Other Revenue: Other revenue is comprised of Non-Encompass BPO Services, which refers to programs in which GoHealth-employed agents are dedicated to certain health plans and agencies the Company partners with outside of the Encompass operating model. These services include commission revenue and partner marketing and other revenue that is directly attributable to Non-Encompass BPO Services. The remaining revenue relates primarily to revenue generated from the sale of individual and family plan insurance products and ancillary services.
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
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of September 30, 2024 and December 31, 2023 of $7.2 million and $36.0 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In addition, the Company had accrued payments for revenue share as of September 30, 2024 and December 31, 2023 of $10.3 million and $14.8 million, respectively, which are recorded in accrued liabilities on the Condensed Consolidated Balance Sheets. There are no other contract assets or contract liabilities recorded by the Company.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the nine months ended September 30, 2024 compared to December 31, 2023 was primarily due to less cash received as of September 30, 2024 compared to December 31, 2023 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the three months ended September 30, 2024, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $7.6 million. During the three months ended September 30, 2023, the Company recognized no revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $51.1 million and $45.3 million, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Nine months ended Sep. 30,
(in thousands)	2024	2023
Beginning balance	$911,697	$1,031,433
Commission revenue(1)	231,479	266,393
Cash receipts	(336,054)	(402,116)
Allowance for credit loss	77	43
Acquisition of business	$90,525	$—
Ending balance	$897,724	$895,753
Less: Commissions receivable - current	270,383	285,922
Commissions receivable - non-current	$627,341	$609,831

GoHealth, Inc.	2024 Form 10-Q	21

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
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total net revenues for the periods indicated:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2024	2023	2024	2023
Humana	31.7%	44.1%	23.6%	40.6%
United	25.9%	19.8%	20.5%	20.2%
Elevance Health	18.2%	19.9%	19.5%	18.3%
Centene	10.0%	6.6%	9.4%	7.2%
Aetna	6.3%	5.8%	20.8%	5.8%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of September 30, 2024, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 72.7%, or $8.5 million, of the combined total. As of December 31, 2023, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 88.3%, or $32.1 million, of the combined total. Unbilled receivables are included in prepaid expense and other current assets on the Condensed Consolidated Balance Sheets.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2025 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statement of Operations:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	1,859	1,831	5,806	5,879
Short-term lease cost(1)	9	14	46	47
Variable lease cost(2)	55	604	326	858
Sublease income	(689)	(396)	(1,865)	(1,181)
Total net lease expense	$1,234	$2,053	$4,313	$5,603

(1)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $2.7 million for the nine months ended September 30, 2023. The Company recorded no operating lease impairment charges for the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. Refer to Note 2, “Fair Value Measurements” for further details.
As of September 30, 2024, future minimum lease payments for operating leases consisted of the following:

GoHealth, Inc.	2024 Form 10-Q	22

(in thousands)	Operating Leases
Remainder of 2024	$1,990
2025	9,357
2026	8,162
2027	8,260
2028	7,296
Thereafter	20,693
Total lease payments	$55,758
Less: Imputed interest	(14,030)
Present value of lease liabilities	$41,728
Supplemental cash flow information related to leases are as follows:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,216	$3,075	$7,659	$10,123
Non-cash activity:
Operating lease assets obtained in exchange for new lease obligations(1)	$1,361	$6,735	$1,361	$6,735

(1)For the three and nine months ended September 30, 2024, the Company recognized operating lease assets arising from operating leases of an acquiree. Refer to Note 14, “Acquisitions” for more information. For the three and nine months ended September 30, 2023, the Company entered into a lease agreement for its corporate headquarters in Chicago, Illinois, which commenced on July 5, 2023.

The weighted average remaining operating lease term and discount rate are as follows:

	Sep. 30,
	2024	2023
Weighted average remaining lease term	6.6 years	7.2 years
Weighted average discount rate	9.2%	8.9%
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

GoHealth, Inc.	2024 Form 10-Q	23

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
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant stockholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the three and nine months ended September 30, 2024, the Company made aggregate lease payments of $1.3 million and $4.3 million, respectively. For the three and nine months ended September 30, 2023, the Company made aggregate lease payments of $1.5 million and $4.5 million, respectively. The lease agreement with 214 W Huron LLC expired during the nine months ended September 30, 2024.
13. RESTRUCTURING COSTS
During the second and third quarters of fiscal year 2022, the Company implemented restructuring initiatives as part of its strategic transformation to drive efficiency and optimize costs. On June 3, 2022, the Board of Directors approved the separation and replacement of key management roles, including Chief Operating Officer, Chief Financial Officer, Chief Strategy Officer and President. On August 9, 2022, the Company eliminated 828 full-time positions, representing approximately 23.7% of the workforce, primarily within the consumer care and enrollment group. The majority of the restructuring charges incurred relate to employee termination benefits and will be settled in cash through the first quarter of 2025. The restructuring activities related to this plan were materially complete as of December 31, 2022. The Company evaluates restructuring charges in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation—Nonretirement Post-Employment Benefits.
The Company incurred no restructuring and other related charges during the three and nine months ended September 30, 2024 and 2023.
The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Condensed Consolidated Balance Sheets:

	Nine months ended Sep. 30,
(in thousands)	2024	2023
Beginning balance	$645	$2,083
Charges incurred	—	—
Cash paid	(558)	(1,138)
Ending balance	$87	$945
14. ACQUISITIONS
On September 30, 2024 (the “Acquisition Date”), the Company completed the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a health insurance marketplace that helps Medicare beneficiaries compare Medicare Advantage and Medicare Supplement plans and enroll in the plan that is right for them. The acquisition increases the Company’s agent base without the need for further hiring, thus expanding its operational capacity.
The Company obtained control of e-TeleQuote through two steps, which are accounted for as a single transaction under the acquisition method under ASC 805. On August 30, 2024, e-TeleQuote Holdings, LLC (“Subscriber”), a wholly-owned subsidiary of the Company, entered into a Purchase & Subscription Agreement (the “Subscription Agreement”), by and between Subscriber and e-TeleQuote. Pursuant to the Subscription Agreement, on September 30, 2024 the Subscriber subscribed for and acquired newly issued shares of e-TeleQuote’s common stock representing approximately 18.9% of e-TeleQuote’s outstanding common stock post-acquisition. On the Acquisition Date, e-TeleQuote’s former parent company irrevocably and permanently surrendered and relinquished all rights in e-TeleQuote without receipt of consideration. As a result, the Company obtained a 100% equity interest in e-TeleQuote.
The Company obtained control of e-TeleQuote without the transfer of consideration. On the Acquisition Date, the Company recognized a gain on bargain purchase of $77.4 million, which is included in the line item “Gain on bargain purchase” in the Condensed Consolidated Statements of Operations. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred. The Company determined the gain on bargain purchase is appropriate as the seller’s board of directors previously authorized the abandonment of the seller’s ownership in e-TeleQuote with a target date of September 30, 2024.

GoHealth, Inc.	2024 Form 10-Q	24

During the measurement period of up to one year from the Acquisition Date, the Company will record adjustments identified, if any, to the acquisition-date fair values of assets acquired and liabilities assumed with the corresponding offset to gain on bargain purchase. Upon the conclusion of the measurement period, any subsequent adjustments will be included in the Company's Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

(in thousands)	September 30, 2024
Cash and cash equivalents	$17,536
Accounts receivable	2,013
Commissions receivable - current	17,200
Prepaid expense and other current assets	1,293
Commissions receivable - non-current	73,325
Operating lease ROU asset	1,361
Other long-term assets	198
Property, plant and equipment, net	329
Total identifiable assets acquired	113,255
Accounts payable	1,695
Accrued liabilities	7,448
Short-term operating lease liability	318
Long-term operating lease liability	1,042
Deferred tax liabilities	25,000
Other non-current liabilities	389
Total liabilities assumed	35,892
Net identifiable assets acquired	77,363
Gain on bargain purchase	(77,363)
Net assets acquired	$—
The Company incurred acquisition-related costs of $0.9 million during the three and nine months ended September 30, 2024 for legal fees and other professional services which were expensed as incurred and included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
The results of operations of e-TeleQuote since the Acquisition Date have been included in the Company’s Condensed Consolidated Financial Statements. e-TeleQuote contributed no revenue or net income to the Company’s consolidated results for the three and nine months ended September 30, 2024.
Supplemental Pro Forma Financial Information
The following table presents certain unaudited pro forma financial information for the combined entity as if the e-TeleQuote acquisition occurred on January 1, 2023. The unaudited pro forma financial information for the periods presented is provided for illustrative purposes only and is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2023, nor is it indicative of the results of operations in future periods.

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2024	2023	2024	2023
Net revenues	$121,275	$145,473	$432,045	$505,010
Net income (loss)	$12,065	$(60,725)	$(87,653)	$(158,689)
The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information. These pro forma amounts include the impact of certain pro forma adjustments related to (i) acquisition-related costs, (ii) amortization of the acquiree’s intangible assets before the Acquisition Date and (iii) impairment charges related to the acquiree’s intangible assets and goodwill before the Acquisition Date. The impact of other pro forma adjustments are not material.

GoHealth, Inc.	2024 Form 10-Q	25

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
Overview

We are a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, we believe we are uniquely positioned as a trusted partner to the 65 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult. Seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. We partner with health plans across the nation that provide access to high quality health plans across all 50 states and the District of Columbia.
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

The enrollment and engagement services offered through our non-agency model are strategically designed to enhance the consumer experience, reflecting our focus on building trusted, long-term relationships with our consumers. Non-agency revenue slightly decreased from 25.5% of total Medicare revenue for the three months ended September 30, 2023 to 20.9% of total Medicare revenue for the three months ended September 30, 2024. The shift from non-agency to agency revenue is a result of changing carrier mix within the non-agency channel. Non-agency revenue increased from 24.2% of total Medicare revenue for the nine months ended September 30, 2023 to 32.1% of total Medicare revenue during the nine months ended September 30, 2024. The mix of agency and non-agency contracts is dependent on the plans most suitable for the consumers we serve and is impacted by changing market dynamics as further described below.

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

GoHealth, Inc.	2024 Form 10-Q	26

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

In the 2023 Medicare annual enrollment period (“AEP”) we observed a unique set of market dynamics where for the first time in recent years the health plan partners on average made very little change to benefits, with many reducing benefits for the average Medicare consumer. As a result, we observed higher shopping but lower switching. In response to these observed market dynamics we enhanced our targeted marketing efforts to identify consumers in need of new health plan options.

The introduction in April 2024 of the Centers for Medicare and Medicaid Services (“CMS”) final rate notice on commissions for the 2025 plan year and the Final 2025 Marketing Rule (the “CMS Final Rule”) has implications for Medicare Advantage plans, potentially affecting benefit structures and necessitating more dynamic consumer shopping behaviors during the upcoming AEP. We continue to enhance our targeted marketing efforts to help health plan partners achieve targeted growth in specific markets and products. As the landscape becomes more complex, we believe GoHealth’s role as a reliable guide becomes increasingly critical. We are analyzing the implications of the CMS Final Rule with our health plan partners and closely monitoring its effects on the Medicare landscape, including as it may relate to availability of special enrollment periods for special needs plans. Further discussion of how changes and developments in the laws and regulations governing the health insurance markets in the U.S. could materially affect our business, operating results, financial condition and qualified prospects is included under the heading “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K.

On September 30, 2024, we completed the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a health insurance marketplace that helps Medicare beneficiaries compare Medicare Advantage and Medicare Supplement plans and enroll in the plan that is right for them. The addition of e-TeleQuote expands our agent capacity, allowing us to meet the high demand for Medicare Advantage shopping without the need for further hiring, thus optimizing our customer acquisition efforts. Through the integration of e-TeleQuote’s licensed agents into our independent network of external agents, we believe we are well-positioned to leverage this expanded agent base, strengthening our market position and expanding our capacity to deliver high-quality consumer experiences.

Additionally, the Company made the strategic decision to exit its Non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business. The exit was completed during the second quarter of 2023. Non-Encompass BPO Services contributed no revenue during the three months ended September 30, 2023. During the nine months ended September 30, 2023, Non-Encompass BPO Services contributed $9.3 million of net revenues.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2024 was 55.9% and 56.3%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2023 were 57.5% and 58.5%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of September 30, 2024, is as follows:

GoHealth, Inc.	2024 Form 10-Q	27

The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 5, “Stockholders' Equity” of the Notes to the Condensed Consolidated Financial Statements.
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

GoHealth, Inc.	2024 Form 10-Q	28

Results of Operations
The following is our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2024	2023	2024	2023
Net revenues	118,292	132,037	409,762	457,974
Operating expenses:
Revenue share	19,683	35,992	78,376	117,876
Marketing and advertising	45,270	39,416	136,049	124,428
Consumer care and enrollment	45,556	46,472	132,731	134,035
Technology	9,801	11,652	28,921	31,706
General and administrative	17,140	12,967	50,457	73,440
Amortization of intangible assets	23,514	23,514	70,542	70,543
Operating lease impairment charges	—	—	—	2,687
Total operating expenses	160,964	170,013	497,076	554,715
Income (loss) from operations	(42,672)	(37,976)	(87,314)	(96,741)
Interest expense	19,086	17,565	55,133	51,721
Gain on bargain purchase	(77,363)	—	(77,363)	—
Other (income) expense, net	250	771	332	739
Income (loss) before income taxes	15,355	(56,312)	(65,416)	(149,201)
Income tax (benefit) expense	(11)	(108)	(122)	(225)
Net income (loss)	15,366	(56,204)	(65,294)	(148,976)
Net income (loss) attributable to non-controlling interests	8,591	(32,294)	(36,857)	(86,945)
Net income (loss) attributable to GoHealth, Inc.	$6,775	$(23,910)	$(28,437)	$(62,031)
Net Income (Loss) Margin	13.0%	(42.6)%	(15.9)%	(32.5)%
Non-GAAP financial measures:
EBITDA	$60,860	$(12,482)	$68,679	$(18,580)
Adjusted EBITDA	$(12,106)	$(11,475)	$2,479	$18,091
Adjusted EBITDA Margin	(10.2)%	(8.7)%	0.6%	4.0%
The following is our net revenues for the three and nine months ended September 30, 2024 and 2023:

Net Revenues	Three months ended Sep. 30,
	2024	2023	$ Change	% Change
	$118,292	$132,037	$(13,745)	(10.4)%

	Nine months ended Sep. 30,
	2024	2023	$ Change	% Change
	$409,762	$457,974	$(48,212)	(10.5)%
The decrease for the three months ended September 30, 2024 compared to the prior year period was primarily attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel. Within agency revenue, there was a decline in LTV rates due to lower persistency, as well as a decrease in partner marketing and other revenue, which includes the marketing services GoHealth provides to its health plan partners. The decrease for the nine months ended September 30, 2024 compared to the prior year period was primarily attributable to a decrease in agency revenue driven by a decline in Submissions generated by our external agents. The decrease was further attributable to a decline in LTV rates due to lower persistency, as well as a decrease in revenues associated with the strategic decision to exit our Non-Encompass BPO Services, which was completed during the second quarter of 2023. The decrease was partially offset by an increase in non-agency revenue.
The following are our key components of operating expenses and results thereof for the three and nine months ended September 30, 2024 and 2023:

GoHealth, Inc.	2024 Form 10-Q	29

Revenue share	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$19,683	$35,992	$(16,309)	(45.3)%	16.6%	27.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$78,376	$117,876	$(39,500)	(33.5)%	19.1%	25.7%
The decreases for both the three and nine months ended September 30, 2024 compared to the prior year periods were primarily driven by a decrease in Submissions generated by our external agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners. The decreases were partially offset by increases in expense recognized pursuant to the revenue-sharing components of our vConnect program, which launched during the second quarter of 2023 but did not operate at full scale until the beginning of the 2023 AEP.

Marketing and advertising expense	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$45,270	$39,416	$5,854	14.9%	38.3%	29.9%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$136,049	$124,428	$11,621	9.3%	33.2%	27.2%
The increases for the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to an increase in our marketing and advertising spend to generate more qualified prospects, which contributed to an increase in Submissions generated by our internal agents. The increases were partially offset by the decline in payments to our external marketing partners driven by a decline in Submissions generated by our external agents.

Consumer care and enrollment	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$45,556	$46,472	$(916)	(2.0)%	38.5%	35.2%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$132,731	$134,035	$(1,304)	(1.0)%	32.4%	29.3%
The slight decreases for the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to a reduced agent headcount and the realization of strategic cost saving initiatives.

Technology expense	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$9,801	$11,652	$(1,851)	(15.9)%	8.3%	8.8%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$28,921	$31,706	$(2,785)	(8.8)%	7.1%	6.9%
The decreases for both the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to reduced headcounts in our technology support functions.

General and administrative expense	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	17,140	12,967	$4,173	32.2%	14.5%	9.8%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$50,457	$73,440	$(22,983)	(31.3)%	12.3%	16.0%

GoHealth, Inc.	2024 Form 10-Q	30

The increase for the three months ended September 30, 2024 compared to the prior year period was primarily attributable to an increase in share-based compensation expense and an increase in legal fees, partially offset by reduced headcounts. The decrease for the nine months ended September 30, 2024 compared to the prior year period was primarily attributable to a decrease in expense related to legal fees for the Securities Class Action, share-based compensation expense and reduced headcounts.

Amortization of intangible assets	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	23,514	23,514	$—	—%	19.9%	17.8%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$70,542	$70,543	$(1)	—%	17.2%	15.4%
Amortization of intangible assets expense was $23.5 million for both the three months ended September 30, 2024 and 2023 and $70.5 million for both the nine months ended September 30, 2024 and 2023. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	19,086	17,565	$1,521	8.7%	16.1%	13.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$55,133	$51,721	$3,412	6.6%	13.5%	11.3%
The increases for the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to an increase in amortization expense related to debt issuance costs and an increase in interest rates related to our Term Loan Facilities, partially offset by interest savings related to the $50.0 million reduction of principal related to our Term Loan Facilities.

Gain on bargain purchase	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	(77,363)	—	$(77,363)	NM	(65.4)%	—%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$(77,363)	$—	$(77,363)	NM	(18.9)%	—%
NM = Not meaningful
We recognized a gain on bargain purchase of $77.4 million for both the three and nine months ended September 30, 2024 related to the e-TeleQuote acquisition. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred.

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

GoHealth, Inc.	2024 Form 10-Q	31

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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable GAAP financial measures are presented in the tables below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
Non-GAAP Financial Measures	2024	2023	2024	2023
Net revenues	$118,292	$132,037	$409,762	$457,974
Net income (loss)	15,366	(56,204)	(65,294)	(148,976)
Interest expense	19,086	17,565	55,133	51,721
Income tax expense (benefit)	(11)	(108)	(122)	(225)
Depreciation and amortization expense	26,419	26,265	78,962	78,900
EBITDA	60,860	(12,482)	68,679	(18,580)
Gain on bargain purchase(1)	(77,363)	—	(77,363)	—
Share-based compensation expense (benefit)(2)	2,859	(545)	6,534	16,159
Professional services(3)	818	1,213	818	1,213
Legal fees(4)	654	339	1,331	14,692
Severance costs(5)	66	—	2,480	1,920
Operating lease impairment charges(6)	—	—	—	2,687
Adjusted EBITDA	$(12,106)	$(11,475)	$2,479	$18,091
Net Income (Loss) Margin	13.0%	(42.6)%	(15.9)%	(32.5)%
Adjusted EBITDA Margin	(10.2)%	(8.7)%	0.6%	4.0%

(1)Represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred related to the acquisition of e-TeleQuote, as further described in Note 14, Acquisitions.
(2)Represents non-cash share-based compensation expense (benefit) relating to equity awards as well as share-based compensation expense (benefit) relating to liability classified awards that will be settled in cash.
(3)Represents costs primarily associated with non-recurring consulting fees and other professional services.
(4)Represents legal fees, settlement accruals and other expenses related to certain acquisitions, litigation, Credit Agreement amendments and other non-routine legal or regulatory matters as described in Note 4, “Long-Term Debt” and Note 11, “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements.
(5)Represents severance costs and other fees associated with a reduction in workforce unrelated to restructuring activities.
(6)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.

Adjusted EBITDA	Three months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$(12,106)	$(11,475)	$(631)	(5.5)%	(10.2)%	(8.7)%

	Nine months ended Sep. 30,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$2,479	$18,091	$(15,612)	(86.3)%	0.6%	4.0%

The decreases for the three and nine months ended September 30, 2024 compared to the prior year periods were primarily due to period-over-period declines in net revenues, partially offset by realized operational efficiencies as a result of our focus on driving high-quality Medicare services for our consumers through the Encompass operating model. Our improved operating efficiencies were enabled by reduced headcount, targeted marketing and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics

GoHealth, Inc.	2024 Form 10-Q	32

In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics for our single operating and reportable segment are furnished in the tables below.

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
The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Sep. 30,
	2024	2023	Change	% Change
	166,195	161,550	4,645	2.9%

	Nine months ended Sep. 30,
	2024	2023	Change	% Change
	534,737	538,032	(3,295)	(0.6)%
The increase for the three months ended September 30, 2024 compared to the prior year period was primarily attributable to an increase in Submissions generated by GoHealth’s internal network of agents, powered by our enhanced targeted marketing efforts and investment in technology. The increase was partially offset by a decrease in Submissions generated by our external agents. The decrease for the nine months ended September 30, 2024 compared to the prior year period was primarily attributable to a decrease in Submissions generated by our external agents due to broader market pressures impacting our external broker partners, partially offset by an increase in Submissions generated by GoHealth’s internal network of agents.

Sales Per Submission

Sales per Submission is an operating metric that represents the average performance of Submissions generated during the reporting period. Sales per Submission refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) non-agency revenue and (iii) partner marketing and other revenue, divided by (y) the number of Submissions for such period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions.

Sales per Submission is not meant to be considered as an indicator of financial performance in isolation from or as a substitute for the Company’s net revenues. Management uses this metric to measure the performance of the Submissions generated in a reporting period by reviewing and presenting average performance on a per Submission basis over time.

The numerator of Sales per Submission includes revenues generated by Submissions produced in the reporting period through both our agency and non-agency models. The mix of agency and non-agency contracts could impact Sales per Submission. The Company has a portfolio of agency and non-agency contracts, varying by health plan partner and product, and the mix of these contracts is dependent on the plans most suitable for the consumers we serve.

Agency revenue refers to the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in our 2023 Annual Report on Form 10-K.

Agency revenue includes partner marketing revenue, in which the Company is compensated by its health plan partners for providing marketing services over a predetermined measurement period. The Company recognizes partner marketing revenue over the measurement period as Submissions are generated and generally gets paid a fixed fee per Submission that results in either a policy effectuating or staying in-force through the rapid disenrollment period, or 90 days post-effectuation.

Non-agency revenue refers to enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. The Company does not receive commissions or fees on subsequent renewals for non-agency Submissions. For more information on the Company’s agency and non-agency revenue, refer to Note 9, “Revenue.”

GoHealth, Inc.	2024 Form 10-Q	33

The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Three months ended Sep. 30,
	2024	2023	$ Change	% Change
	$702	$813	$(111)	(13.7)%

	Nine months ended Sep. 30,
	2024	2023	$ Change	% Change
	$761	$817	$(56)	(6.9)%
The decreases for both the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel. The decreases were further attributable to a decline in LTV rates due to lower persistency.
Direct Operating Cost Per Submission

Direct Operating Cost per Submission is an operating metric that represents the average performance of Submissions generated during the reporting period. Direct Operating Cost per Submission measures costs directly attributable to Submissions generated in the period and excludes costs that are indirect or fixed. The numerator of Direct Operating Cost per Submission, referred to as Direct Operating Cost of Submission, is the portion of the respective operating expenses for revenue share, marketing and advertising and consumer care and enrollment that are directly related to the Submissions generated in the reporting period. Management uses this metric to measure the cost of the Submissions generated in a reporting period by reviewing and presenting average cost on a per Submission basis over time.

Revenue share represents variable expense related to agency and non-agency Submissions generated in the reporting period by our external agents with whom we have a revenue-sharing arrangement. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as the impact to revenue share resulting from revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods by our external agents. Marketing and advertising expense consists primarily of expenses associated with acquiring consumers through the Company’s direct, online advertising and marketing partner channels as well as through online, television and direct mail advertisements. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Such costs are direct and variable with Submissions. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense. Consumer care and enrollment expenses primarily consist of compensation and benefits costs for enrollment personnel who assist consumers during the health plan enrollment and application processes and such expenses are generally variable with Submissions. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense and Non-Encompass BPO Services.

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost Per Submission	Three months ended Sep. 30,
	2024	2023	$ Change	% Change
	$663	$745	$(82)	(11.0)%

	Nine months ended Sep. 30,
	2024	2023	$ Change	% Change
	$647	$679	$(32)	(4.7)%
The decreases in Direct Operating Cost per Submission for the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to a decrease in expense recognized pursuant to our revenue-sharing agreements with our external partners, partially offset by an increase in marketing and advertising expense related to our investments in targeted marketing efforts. Our focus on Direct Operating Cost per Submission enables us to effectively manage expenses and investment in a highly regulated industry where benefits change annually, contracting dynamics change annually and consumer behavior can vary.

Sales/Direct Operating Cost of Submission

Sales/Direct Operating Cost of Submission represents the numerator of Sales per Submission, as defined above, divided by Direct Operating Cost of Submission, as defined above.
The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

GoHealth, Inc.	2024 Form 10-Q	34

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2024	2023	2024	2023
Direct Operating Cost of Submission	$110,245	$120,362	$346,112	$365,612
Sales/Direct Operating Cost of Submission	1.1	1.1	1.2	1.2
The decreases in Direct Operating Cost of Submission for both the three and nine months ended September 30, 2024 compared to the prior year periods were primarily attributable to a decrease in expense recognized pursuant to our revenue-sharing agreements with our external partners, partially offset by an increase in marketing and advertising expense related to our investments in targeted marketing efforts.
Sales/Direct Operating Cost of Submission was 1.1 for both the three months ended September 30, 2024 and 2023 and 1.2 for both the nine months ended September 30, 2024 and 2023.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At September 30, 2024, cash and cash equivalents totaled $35.5 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as further described below, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as further described below, if necessary. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended Sep. 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$(36,211)	$37,840
Net cash provided by (used in) investing activities	6,025	(8,087)
Net cash provided by (used in) financing activities	(25,064)	(20,019)
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
Net cash used in operating activities was $36.2 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $37.8 million for the nine months ended September 30, 2023. The $74.1 million decrease was primarily driven by a decrease in cash from working capital components from accrued liabilities of $37.6 million, inclusive of a $10.5 million payment made during the first quarter of 2024 to settle the Securities Class Action and $11.2 million of interest paid during the nine months ended September 30, 2024 but relating to the prior year, commissions receivable of $31.1 million and commissions payable of $13.6 million. The decrease was partially offset by an increase in cash from working capital components from accounts payable of $5.5 million and other liabilities of $5.4 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $6.0 million, compared to net cash used in investing activities for the nine months ended September 30, 2023 of $8.1 million. The $14.1 million increase was

GoHealth, Inc.	2024 Form 10-Q	35

primarily driven by the acquisition of e-TeleQuote, partially offset by an increase in capitalized internal-use software related to new technology, software and systems.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $25.1 million and $20.0 million, respectively. The $5.1 million increase was primarily driven by an increase in repayments of our Term Loan Facilities of $34.7 million and an increase in payments related to debt issuance costs of $13.6 million resulting from an amendment to our Credit Facilities. The increase was partially offset by the borrowing of $40.0 million under the Revolving Credit Facilities during the second quarter of 2024 and a $2.7 million decrease in payments of preferred stock dividends.
Credit Facilities
Term Loan Facilities
As of September 30, 2024, Norvax (the “Borrower”) had a principal amount of $99.5 million, $266.8 million and $86.5 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. As of December 31, 2023, the Borrower had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, the 2021 Incremental Term Loans, and the 2021-2 Incremental Term Loans, respectively. The effective interest rate of the Term Loan Facilities was 13.4% at September 30, 2024 and 13.0% at December 31, 2023.

Pursuant to Amendment No. 11 to the Credit Agreement, the Borrower repaid $50.0 million and $25.0 million in borrowings under the Term Loan Facilities in April 2024 and October 2024, respectively. In October 2024, the Borrower secured an additional $25.0 million through the Revolving Credit Facilities to fund the $25.0 million repayment on the Term Loan Facilities. The remaining unpaid balance on the Term Loan Facilities, together with all accrued and unpaid interest thereon, is subject to the Debt Refinancing described below.

Revolving Credit Facilities

The Company had $40.0 million outstanding under the Revolving Credit Facilities as of September 30, 2024 and no amounts outstanding under the Revolving Credit Facilities as of December 31, 2023. The Revolving Credit Facilities have a remaining capacity of $48.5 million and $200.0 million in the aggregate as of September 30, 2024 and December 31, 2023, respectively. The Revolving Credit Facilities are separated into two classes of revolving commitments. After the adoption of Amendment No. 11 to the Credit Agreement, the New Class A Revolving Commitments mature on June 30, 2025 and bear interest at either ABR plus 5.5% per annum or SOFR plus 6.5% per annum. Prior to maturing on September 13, 2024, the Remaining Class B Revolving Commitments bore interest at either ABR plus 3.0% per annum or SOFR plus 4.0% per annum. After September 13, 2024, the Revolving Credit Facilities included solely the New Class A Revolving Commitments.

On October 15, 2024, the Borrower entered into Amendment No. 12 to the Credit Agreement (“Amendment No. 12”), which amended the terms of the Credit Agreement to modify the definition of “Liquidity” such that, from the Amendment No. 12 effective date through and including November 15, 2024, the aggregate amount of unrestricted cash and cash equivalents owned by e-TeleQuote and held in deposit or securities accounts need not be subject to account control agreements in order to be included in the calculation of such definition. Amendment No. 12 has no material impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

Debt Refinancing

On November 4, 2024, Blizzard Midco, LLC (“Blizzard Midco”), the Borrower and certain of their subsidiaries, entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”) which amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for a term loan facility in an aggregate principal amount of $475.0 million (the “New Term Loan Facility”), which full amount was borrowed by Borrower on November 4, 2024 (the “Effective Date”). The Amended and Restated Credit Agreement also provides for an additional revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility”), which will be made available to the Borrower upon the termination of the existing Class A Revolving Commitments on or prior to June 30, 2025. The stated maturity date of the New Term Loan Facility is the five year anniversary of the Effective Date. The stated maturity date of the existing Class A Revolving Commitments is June 30, 2025 and the stated maturity date of the loans under the Class A-1 Revolving Credit Facility is November 4, 2029. The proceeds of the loans under the New Term Loan Facility (the “New Term Loans”) were used to repay and refinance existing indebtedness under the Amended and Restated Credit Agreement, to pay interest, fees and expenses related to the foregoing and to pay related transaction costs. The proceeds of any loans under the Class A-1 Revolving Credit Facility, once available, may be used to repay Class A Revolving Loans that remain outstanding on the maturity date of the Class A Revolving Commitments, to finance working capital needs and for general corporate purposes.

GoHealth, Inc.	2024 Form 10-Q	36

Upon requesting a borrowing under the Amended and Restated Credit Agreement, the Borrower may elect for either an ABR Borrowing (as defined in the Amended and Restated Credit Agreement) or a SOFR Borrowing (as defined in the Amended and Restated Credit Agreement). The borrowings under the Amended and Restated Credit Agreement comprising each ABR Borrowing will bear interest at (i) ABR plus (ii) a rate per annum equal to (a) 6.50% for any loans under the New Term Loan Facility or the Class A-1 Revolving Credit Facility or (b) 5.50% for any loans under the Class A Revolving Commitments on and after the Amendment No. 11 Effective Date (as defined in the Credit Agreement) or 6.25% for any New Term Loan Facility or Class A-1 Revolving Loan on or after the Class A Revolving Facility Termination Date (as defined in the Amended and Restated Credit Agreement) (provided no event of default has occurred and is continuing).

The borrowings under the Amended and Restated Credit Agreement comprising each SOFR Borrowing (as defined in the Amended and Restated Credit Agreement) will bear interest at (i) Adjusted Term SOFR for the interest period in effect for such borrowing, plus (ii) a rate per annum equal to (a) 7.50% for any loans under the New Term Loan Facility or the Class A-1 Revolving Credit Facility or (b) 6.50% for any Class A Revolving Loan on and after the Amendment No. 11 Effective Date or 7.25% for any New Term Loan Facility or Class A-1 Revolving Loan on or after the Class A Revolving Facility Termination Date (provided no event of default has occurred and is continuing).

Beginning on March 31, 2025, principal payments equal to 2.00% of the outstanding principal balance per annum of the New Term Loans will be paid in equal quarterly installments.

See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Term Loan Facilities, Revolving Credit Facilities and debt refinancing.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report on Form 10-K. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our 2023 Annual Report on Form 10-K.

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

GoHealth, Inc.	2024 Form 10-Q	37

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting
On September 30, 2024 we completed the acquisition of e-TeleQuote. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded e-TeleQuote from our evaluation for the quarter ended September 30, 2024.
Other than the foregoing, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2024 Form 10-Q	38

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.

During the third quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2024 Form 10-Q	39

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1#	Employment Agreement, dated as of October 4, 2024, by and among Brendan Shanahan, GoHealth, Inc. and Norvax, LLC	8-K	001-39390	10.1	10/10/2024
10.2#	Employment Agreement, dated as of October 4, 2024, by and between Katherine O'Halloran and Norvax, LLC	8-K	001-39390	10.2	10/10/2024
10.3	Amendment No. 12 to the Credit Agreement dated as of October 15, 2024, among Norvax LLC, as borrower, Blue Owl Corporation, as administrative agent, collateral agent and required lenders					*
10.4	Consent Letter to the Credit Agreement, dated as of September 13, 2024, by and among the Borrower, each other Guarantor, Holdings, Blue Owl Capital Corporation, and each of the Lenders					*
10.5
Amendment and Restatement Agreement, dated as of November 4, 2024, by and among Blizzard Midco, LLC, Norvax, LLC, the lenders party thereto, the issuing banks party thereto, Blue Owl Capital Corporation, as the predecessor agent, and Blue Torch Finance, LLC, as administrative agent and collateral agent
*
10.6
Amended and Restated Credit Agreement, dated as of November 4, 2024, by and among Blizzard Midco, LLC, Norvax, LLC, the lenders party thereto, the issuing banks party thereto and Blue Torch Finance, LLC, as administrative agent and collateral agent
*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2024 Form 10-Q	40

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	November 7, 2024	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2024 Form 10-Q	41