Form 10-K
period 2024-12-31
GoHealth, Inc.
filed 2025-02-27
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2024, the aggregate market value of its shares (based on a closing price of $9.72 per share) held by non-affiliates was $50.6 million.
As of February 20, 2025, the registrant had 10,385,777 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,623,288 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	41
ITEM 1C.	CYBERSECURITY	41
ITEM 2.	PROPERTIES	42
ITEM 3.	LEGAL PROCEEDINGS	42
ITEM 4.	MINE SAFETY DISCLOSURES	42
	INFORMATION ABOUT OUR EXECUTIVE OFFICERS	42

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44
ITEM 6.	[RESERVED]	45
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	59
	CONSOLIDATED STATEMENTS OF OPERATIONS	61
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	62
	CONSOLIDATED BALANCE SHEETS	63
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	64
	CONSOLIDATED STATEMENTS OF CASH FLOWS	66
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	67

The report of GoHealth Inc.’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements are included in Item 8 of this Annual Report on Form 10-K at the page number referenced herein. Their consent appears as Exhibit 23.1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	95
ITEM 9A.	CONTROLS AND PROCEDURES	95
ITEM 9B.	OTHER INFORMATION	95
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	96

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	97
ITEM 11.	EXECUTIVE COMPENSATION	97
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	97
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	97
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	97

PART IV
ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES	98
ITEM 16.	FORM 10-K SUMMARY	101
	SIGNATURES	102

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures, debt service obligations, adoption and use of artificial intelligence technologies, the impact on our business from the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) and our ability to successfully integrate e-TeleQuote’s operations, technologies and employees into our business, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “aims,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “likely,” “future” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions, projections and other statements about future events that are based on current expectations and assumptions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections in this Annual Report on Form 10-K titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•“Founders” refer to Brandon Cruz, our Co-Founder and Co-Chairman of the Board of Directors and Clinton Jones, our Co-Founder and Co-Chairman of the Board of Directors.
•“Former Profits Unit Holders” refer collectively to certain of our directors and certain current and former officers and employees, in each case, who directly or indirectly held existing vested and unvested profits units, which were

GoHealth, Inc.	2024 Form 10-K	1

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
•The marketing and sale of private Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines;
•Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the U.S. could materially adversely affect our business, operating results, financial condition and qualified prospects;
•Our operating results may be adversely impacted by factors that impact our estimate of LTV;
•We rely on data provided to us by health plan partners and, to the extent that health plan partners inaccurately or belatedly report the amount of commissions due to us, we may not be able to collect and recognize revenue to which we are entitled, which would harm our business, operating results and financial condition;
•Our expansion of the Encompass operating model may not be as successful as we expect;
•We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives;
•We may lose key employees or fail to attract qualified employees;

GoHealth, Inc.	2024 Form 10-K	2

•Our ability to sell Medicare-related health insurance plans is largely dependent on our licensed health insurance agents;

•Acquisitions of other businesses or technologies could disrupt and harm our business, operating results and financial condition;

•Our business is subject to security risks and, if we are subject to cyber-attacks, security breaches or are otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed;
•Information technology system failures could interrupt our operations;
•Our failure to grow our consumer base or retain our existing consumers;
•Volatility in general economic conditions, including inflation, interest rates, and other commodity prices and exchange rates may impact our financial position and performance;
•Operating and growing our business may require additional capital;
•The Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders.
NON-GAAP FINANCIAL MEASURES
Throughout this Annual Report on Form 10-K, we use a number of non-GAAP financial measures. Non-GAAP financial measures are supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We define these non-GAAP financial measures as follows:
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

We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. Adjusted EBITDA is the primary financial performance measure used by management to evaluate the business and monitor the results of operations, as well as a basis for certain compensation programs sponsored by the Company. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report on Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable financial measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to its most directly comparable GAAP financial measure are presented in the tables within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
KEY BUSINESS PERFORMANCE AND OPERATING METRICS
Throughout this Annual Report on Form 10-K, use a number of business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics are as follows:

GoHealth, Inc.	2024 Form 10-K	3

◦“Direct Operating Cost of Submission” is an operating metric that represents costs directly attributable to Submissions generated during a reporting period and excludes costs that are indirect or fixed. Direct Operating Cost of Submission is comprised of the portion of the respective operating expenses for revenue share, marketing and advertising and consumer care and enrollment that are directly related to the Submissions generated in the reporting period. Direct Operating Cost of Submission, previously referred to as “Direct Cost of Submission,” reflects a name change only.

◦“Direct Operating Cost per Submission” is an operating metric that represents the average performance of Submissions generated during a reporting period. Direct Operating Cost per Submission refers to (x) Direct Operating Cost of Submission for a particular period divided by (y) the number of Submissions generated for such period. Direct Operating Cost per Submission, previously referred to as “Direct Cost per Submission” reflects a name change only.
◦“Sales/Direct Operating Cost of Submission” represents (x) the numerator of Sales per Submission, as defined below, divided by (y) Direct Operating Cost of Submission. Sales/Direct Operating Cost of Submission, previously referred to as “Sales/Direct Cost of Submission” reflects a name change only.
◦“Sales per Submission” is an operating metric that represents the average performance of Submissions generated during a reporting period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions, including any impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods. Sales per Submission equals (x) the sum of (i) agency revenues, comprised of the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product, as well as partner marketing and other revenue and (ii) non-agency revenues, comprised of the enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, divided by (y) the number of Submissions generated for such period.
◦“Submission” refers to either (i) a completed application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications through our Non-Encompass BPO Services or (ii) a transfer by our agent to the health plan partner through the Encompass operating model during the indicated period.

Sales per Submission and Direct Operating Cost per Submission are key operating metrics used by management to understand the Company’s underlying financial performance and trends. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GoHealth, Inc.	2024 Form 10-K	4

Part I
ITEM 1. BUSINESS
Overview

GoHealth is a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, we believe we are uniquely positioned as a trusted partner to the 67.0 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult, and seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. GoHealth partners with health plans that provide access to high-quality health plans across all 50 states and the District of Columbia.
We primarily offer Medicare plans, including, but not limited to, Medicare Advantage, Medicare Supplement and prescription drug plans. Our proprietary technology platform leverages modern machine-learning algorithms, powered by over two decades of insurance purchasing behavior, to reimagine the process of matching a health plan to a consumer’s specific needs. Our unbiased, technology-driven marketplace coupled with highly skilled licensed agents has facilitated the enrollment of millions of consumers in Medicare plans since our inception. Health plan partners benefit from our platform by gaining access to the large and rapidly growing Medicare-eligible population. We believe health plan partners utilize our large-scale data, technology and efficient marketing processes to maximize scale and reduce their cost of submission, compared to health plan partner-employed agent workforces.
We believe our streamlined, consumer-centric Encompass operating model drives both high-quality enrollments and a strong consumer experience. We strive to be a trusted, high-quality enrollment partner for both consumers and health plan partners.
Our focus is on Medicare products, which enables us to capitalize on:
•Strong demographic trends, with Medicare enrollment expected to grow from approximately 63 million individuals in 2020 to just over 93 million individuals in 2060;
•The increasing proportion of the Medicare-eligible population that is choosing commercial insurance solutions, with 54% of Medicare beneficiaries, or approximately 32.8 million people, enrolled in Medicare Advantage plans in 2024, up from 42% in 2020.
•Health plan partners’ historic reliance on a traditional field agent driven sales process, which lacks transparency, choice and convenience. Digitally-enabled and technology-driven marketplaces like GoHealth's are disrupting this outdated approach. In 2022, only about one in three Medicare beneficiaries, regardless of coverage, used traditional insurance brokers or agents to choose a plan.
•The increasing proportion of the Medicare-eligible population adopting digitally-enabled solutions, with 90% of adults ages 65 and older using the internet in 2024 compared to 57% in 2014.
We believe that these trends will drive a larger market in the coming years that, when taken together with our other product and plan offerings, will result in an even larger addressable market. We also believe that we are poised to benefit from market share gains in what has traditionally been a highly fragmented market.
Our Business Model
Our Process
Our Encompass operating model drives a high-quality enrollment experience:
•Shop: Eligible consumers shop for a Medicare plan with us annually based on their evolving needs. Proprietary consumer-agent matching technology identifies and dynamically routes calls to the agent best-equipped to meet consumer needs. Initial contact is supported by our Connect Team.
•Match: Our Advocate team empowers consumers to match with the right plan for their needs - even if it’s the same plan they already have - using our proprietary PlanFit technology. The PlanFit tool evaluates over 180 factors to determine the Medicare Advantage plan that best fits the beneficiary’s profile and unique needs.
•Confirm: Consumers confirm that they have selected the right plan with education and reassurance from our health plan dedicated Resolve team.

GoHealth, Inc.	2024 Form 10-K	5

•Activate: Consumers activate benefits in the first 90 days of their plan with the help of our Engage team, who provides personalized onboarding for each consumer.
•Access: As consumers access their benefits throughout the year, our Engage team is on standby to answer key questions, enable plan usage, and monitor evolving consumer needs. Our Customer 360 technology provides a unified view of the consumer across every touchpoint, every year to ensure personalized service at every point in the consumer journey.
Our Platform
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
•Sophisticated Matching Technology: Our proprietary qualified prospect distribution, routing, and priority queuing technology based on LeadScore and agent performance data models help us to optimally match qualified prospects to those agents best suited to help them achieve their objective.
•The Marketplace: Our proprietary Marketplace technology features decision support tools and seamlessly integrates with health plan partner enterprise systems, empowering our highly skilled and trained agents to quickly and efficiently select the right health insurance plan for each consumer based on their specific needs and enroll them in those plans.
•CARES Team: Our high-touch consumer care team is focused on increasing consumer engagement with the GoHealth brand and helping consumers access their health plan benefits.
•Scalable and Compliant Infrastructure: Our cloud infrastructure and compliance-by-design technology ensures scalability and compliance across our platform, essential in a highly regulated industry and crucial from a health plan partner perspective.
Our Products

GoHealth primarily offers Medicare Advantage plans through its platform but also provides a variety of other health plans, including, but not limited to, Medicare Supplement and prescription drug plans. The primary services provided by the Company relate to the sale and administration of Medicare insurance products through our preferred Encompass operating model. The Encompass operating model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing and other revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record.

GoHealth’s Medicare Advantage offerings include Special Needs Plans (“SNPs”). SNPs are special kinds of Medicare Advantage plans that have benefits covering special health care or financial needs. Dual Special Needs Plans are special needs plans for consumers who have both Medicare and Medicaid.

Our Market and Trends Impacting the Industry
Our focus on Medicare Advantage products has enabled us to disrupt the traditional Medicare Advantage broker model and capitalize on Medicare market trends. We believe the growth of the number of Medicare-eligible consumers and increased penetration of Medicare Advantage will lead to increased Submissions for marketplaces such as ours in the future. We also believe that we are poised to benefit from market share gains in what has traditionally been a highly fragmented market.
With the aging of the U.S. population, the Medicare-eligible population has increased over time and will continue to increase in the coming decades. Based on data from the U.S. Census Bureau, the population of the U.S. ages 65 and older is projected to grow from 17% in 2020 (56 million people) to nearly a quarter of the nation’s total population in 2060 (95 million people). An aging population means more people will be enrolled in the Medicare program. Medicare enrollment is expected to increase from approximately 63 million individuals in 2020 to approximately 93 million individuals by 2060. This growth in Medicare enrollment will increase the numbers of qualified prospects for our marketing efforts.
In addition to the growth in Medicare enrollment, we expect the interest of Medicare-eligible consumers in private Medicare plans will continue to increase. In 2024, approximately 33 million Medicare beneficiaries were enrolled in a Medicare Advantage plan,

GoHealth, Inc.	2024 Form 10-K	6

representing more than half, or 54%, of the eligible Medicare population. The Congressional Budget Office projects that the share of Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. Compared to traditional Medicare, Medicare Advantage enrollees typically have lower annual healthcare costs and access to greater benefits. Consumers are choosing Medicare Advantage plans given their greater ability to cover total out-of-pocket expenses and their rich supplemental benefits (such as dental, vision, hearing and more).

The growth in Medicare-eligible seniors and growing interest in private Medicare plans has led to an increase in plan choices. In addition to the increase in plan choices, the differences between health insurance plans have increased significantly. For 2019, the Centers for Medicare and Medicaid Services (“CMS”) eliminated the meaningful difference requirement to improve competition, innovation and available benefit offerings and provide consumers with affordable health insurance plans that are tailored to a consumer’s specific healthcare needs and financial situation. The types of supplemental benefits that health plans cover increased in recent years and now cover transportation assistance, meal benefits, in-home support, telemonitoring, and caregiver support, among others. This growth in plan choices makes education and assistance with plan selection more important for consumers and allows health plan partners to target specific Medicare Advantage plans with packages of benefits designed to be attractive to different segments of Medicare consumers. Marketplaces such as ours help educate consumers, and assist them in making informed plan choices. In addition, we micro-target our marketing to specific audiences with the most to gain, enabling growth for the most differentiated health insurance plans. This precise marketing is more difficult for traditional radio or television-based marketing channels.
Our Health Plan Partner Relationships
We maintain longstanding, deeply integrated relationships with several leading health plan partners in the U.S., who have some of the industry’s most widely recognizable brands. For the twelve months ended December 31, 2024, 2023, and 2022, the primary health plan partners that we served were United, Humana, Elevance, Aetna and Centene. These high-quality relationships have resulted in strong health plan retention rates. We typically enter into contractual agency relationships with health plan partners that are non-exclusive and terminable on short notice by either party for any reason. Health plan partners often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.
We believe health plan partners see our method of acquiring consumers as scalable and efficient and, ultimately, as cost-advantageous compared to their own models, and provide us, in some cases, with marketing development funding. The health plan partners are responsible for paying our commissions and, for these purposes, act as our customers. We do not currently generate revenues directly from the consumers to whom we sell insurance policies on behalf of health plan partners.
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
We continue to focus on building out our health plan partner footprint in order to provide our consumers with a greater choice of health insurance plans. This expanded health plan partner footprint positions us to maximize the likelihood of finding the right policy for consumers, driving better conversion of incoming calls and higher persistency in plans.
Our Technology
Throughout the past two decades, we have consistently invested in our technology, data science and business processes to enroll consumers in health plans while helping health plan partners scale their product and plan offerings. Our platform utilizes proprietary technologies, machine-learning capabilities, data feedback, efficient business processes and highly skilled and trained agents to connect consumers with health plan partners through multiple channels.
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

GoHealth, Inc.	2024 Form 10-K	7

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
•Contact Queuing: We utilize our Automated Call Routing system (“ACR”), a proprietary contact queue prioritized by LTV and throttled by an integrated monitor of agent capacity, to optimize outreach to our most valuable online consumer leads at a point in time when they can be connected to our agents with minimal wait time.
•Outbound Contact and Qualification: Following ACR’s automated decision for consumer outreach, our automatic telephony system contacts the consumer and immediately places them on the phone with an agent, who gathers information to personalize the consumer’s sales experience, whom we refer to as an Advocate. We also use the data gathered by our Advocates to improve the sales process by testing the questions our Advocates ask and building data models of how consumers’ answers affect agent-consumer fit, consumer-product fit, Cost of Submission, LTV, and long-term consumer satisfaction.

•Lead Distribution: At the conclusion of the information-gathering process, and while the consumer is still on the phone, we use our proprietary platform to match consumers to health, wellness and quality of life offerings based on a comprehensive needs assessment. External parties, along with our internal agency and programs, present offerings based on the consumer lead’s profile. Our Assisted Live Transfer technology connects the call to the relevant representative, via either warm (attended) transfer or cold (blind) transfer, dynamically chosen based on the availability of agents.

•Optimized Call Routing: If the consumer lead is distributed from an Advocate further into our internal sales process, our CallRouter technology matches qualified consumers to those agents best suited to help them achieve their objective using a myriad of consumer and agent attributes. Consumer-to-agent matching is driven by licensing, training, experience and performance characteristics that best align with the needs of the consumer. Performance data is continuously gathered and continually retrained to ensure optimal call-routing based on current market dynamics.
•Consumer Lead Management: As consumer leads are assigned and connected to agents, our Customer360 technology provides guidance to the agents on the most appealing value proposition to the consumer based on the information previously collected about the consumer.
•Marketplace: After reviewing the consumer’s profile in Customer360, the agent launches our Marketplace technology. Our Marketplace technology provides comparative shopping capabilities for all products available to the consumer in their geography and across health plan partners. It also ensures that while the agent has access to, and is able to compare, all products in the market, they only sell products for which they are appointed and licensed. The Marketplace has a growing set of decision support capabilities to guide the agent to the consumer’s ideal plan. For example, agents have the ability to look up each consumer’s providers and prescription drugs to compare their coverage inclusion and cost across plans. When the agent is ready to apply for a specific plan with the consumer, they may do so directly through the Marketplace. If the consumer requires time to consider the plan, the agent can send a personalized plan proposal either by email or SMS text message. Consumers can review proposals and enroll on their own directly from their phone, tablet, or computer.
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
•Consumer Lifecycle Management: We receive application submission, commission, and book of business data regularly from each integrated health plan partner. We integrate this data with the other consumer data gathered throughout the consumer lifecycle to build a Retention Model using our machine-learning technology, which identifies consumers in need of engagement. Similar to many of our other systems, the Retention Model is continuously tested to increase performance and capability. We also use post-sale data from health plan partners to model how retention outcomes relate to consumer, marketing, and consumer journey attributes so that every piece of our technology can be further optimized to maximize consumer satisfaction and improve the sales process.
•Monitoring: We have also developed several enabling and monitoring technologies to detect and automatically address anomalies and inefficiencies in our operations based on deviations from baseline norms, and to ensure that our

GoHealth, Inc.	2024 Form 10-K	8

operations are fully compliant. Various network and agent performance metrics are tracked so that we can exert control over our advertising and sales operations.
Our Agents
Since our inception, our highly skilled and trained agents have enrolled over 10 million people in Medicare plans. Our technology, lead distribution and workflow allow agents to work remotely at home, providing us with a sustainable avenue for growth. Our team reflects GoHealth’s commitment to demonstrating care at every level of consumer interaction.
Our agent base consists of both licensed and support agents who assist in guiding consumers through their healthcare journey. Our licensed Advocate team helps consumers choose the best plan for them through our comprehensive member needs assessment utilizing our PlanFit technology. From there, our licensed Resolve team partners with our consumers to verify and enroll them into policies. With quality as our driving measure, our Engage team partners with our members to help utilize their benefits and better engage consumers, helping drive higher satisfaction and persistency. Our agents benefit from a rigorous training program consisting of four-to-eight weeks of group instruction prior to engaging with consumers. Our training courses cover insurance licensing, compliance requirements, customer service interactions, live role playing, and systems use. We competitively compensate agents to incentivize their productivity, increase member retention and improve consumer satisfaction. In addition to an hourly wage, we also compensate our agents through a structured bonus program. Our bonus program is designed to compensate agents based on the quality and quantity of their enrollments.
Our Marketing
We employ data-driven, omnichannel marketing efforts to increase consumer phone calls and visits to our website and convert those calls and visits into high-quality consumer interactions. Our marketing initiatives include:
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
•Marketing Partners: Our marketing partner consumer acquisition channel consists of a broad network of partners that drive consumers to our platform. These partners include healthcare industry participants, such as health plan partners, financial and online services partners in industries such as banking and insurance, as well as affiliate organizations.
Government Regulation and Compliance
The marketing and sale of insurance products and plans is a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are affected by laws and regulations that apply to businesses in general, the healthcare industry and the insurance industry, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address financial services, information security, data protection, privacy and data collection and destruction, marketing of Medicare Advantage and other Medicare plans, healthcare compliance and fraud and abuse, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the Internet. In addition, we are a licensed insurance producer in all 50 U.S. states and the District of Columbia. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals. Regulatory authorities often have the discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities and, should we fail to retain our licenses, our business and results of operations could be adversely affected.

The Medicare segments are subject to regulations and guidelines issued by CMS that place a number of requirements on health plan partners, agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. State insurance departments also regulate the marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, our health plan partners are required to file with CMS and state departments of insurance certain of our platforms, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually-identifiable health

GoHealth, Inc.	2024 Form 10-K	9

information. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. In particular, regulations promulgated pursuant to the Health Insurance Portability and Affordability Act of 1996 (“HIPAA”) require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health plan partners, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. If we were to be found to have breached our obligations under HIPAA, we could be subject to enforcement actions by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) and state health regulators and lawsuits, including class action lawsuits, by private plaintiffs. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintained policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to privacy-related compliance initiatives from time to time.
In addition, we have entered into contracts with health plan partners and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information. The use and disclosure of certain data that we collect from consumers are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”), and state statutes implementing GLBA, which generally require brokers to provide consumers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before sharing such information with a third party, and which generally require safeguards for the protection of personal information. We regularly assess our compliance with privacy and security requirements.

These requirements are evolving, and increasingly states are adopting additional privacy-related requirements, including California, where the California Consumer Privacy Act of 2018 (“CCPA”) took effect beginning January 1, 2020, and was revised by the California Privacy Rights Act, a ballot measure approved by California voters that became effective beginning January 1, 2023. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition to government action, health plan partner expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and health plan partner expectations and to protect against cybersecurity risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health plan partners.
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

New York’s cybersecurity regulation for financial services companies requires entities under the jurisdiction of the New York Department of Financial Services (“NYDFS”), including insurance entities, to establish and maintain a cybersecurity program designed to protect private consumer data. The Cybersecurity Model Law adopted by the National Association of Insurance Commissioners (“NAIC”) is functionally similar to the original NYDFS rule and is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting the law. These New York cybersecurity requirements were amended again, effective November 1, 2023, to institute additional governance requirements, controls to prevent unauthorized access to information systems and slow the spread of attacks, more regular risk and vulnerability assessments, updated notification requirements and additional training standards.
In addition, the U.S. regulates marketing and certain other communications by telephone and email, and individual states also impose restrictions on telephone marketing. The laws and regulations governing the use of emails and telephone calls for such purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. The TCPA and other federal and state

GoHealth, Inc.	2024 Form 10-K	10

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
Patents, Trademarks and Other Intellectual Property
We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to protect our proprietary software, including Marketplace, and our brands. We have registered or applied to register certain of our trademarks in the U.S. and several other countries. Our registered trademarks have an original duration between 10 and 20 years. We also license intellectual property from third parties, including software that is incorporated in or bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.
Competition
The market for the distribution of health insurance products and plans is highly competitive, fragmented and evolving as purchasing behavior shifts from traditional field-based agent models towards digital and telephonic platforms. Our competition leverages a variety of channels including government-run health insurance exchanges, health plan partner-employed agents, field-based independent agents and brokers, or platforms that distribute directly to the consumer digitally or telephonically. We aim to differentiate our products and services on the basis of our ability to match consumers with the insurance products that best match their needs by leveraging our health plan partner relationships, proprietary technology, machine-learning capabilities and extensive data, efficient business processes, and highly skilled and trained agents.
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
•Independent Agents and Brokers: We compete with thousands of local insurance agents and brokers across the U.S. who sell insurance products in their communities. While many of these agents offer health insurance products without significant utilization of advanced technology or the Internet, a number have embraced telesales or established websites providing an online shopping experience for consumers.
•Government: We compete with the federal government’s original Medicare program in marketing Medicare insurance plans. CMS also offers Medicare-plan online enrollment, information and comparison tools, and has established call centers for the sale of Medicare Advantage and Medicare Part D prescription drug plans (collectively, “Medicare Plans”). CMS has regulatory authority over Medicare Plans and can influence the competitiveness of Medicare Plans compared to the original Medicare program, as well as the compensation that health plan partners are allowed to pay to us.
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
Human Capital Resources
As of December 31, 2024, we employed 2,261 employees. We employed 2,167 people in the U.S. and 94 people in Slovakia. During AEP, we typically hire additional full-time employees. None of our employees are represented by a labor union or are

GoHealth, Inc.	2024 Form 10-K	11

party to a collective bargaining agreement, and we have had no labor-related work stoppages. We consider our employee relations to be good.
Our culture of belonging is a key driver to our success. Creating and maintaining an environment where our employees feel appreciated for their talent and contributions enhances our ability to recruit and retain our best talent and to provide a work environment that allows all employees to perform at a high level. Our teams positively impact our relationships with our consumers, health plan partners and the communities we serve. We will continue to use the strength of our purpose - keeping our consumers at the center of all we do - and our dedicated employees will continue to make a valued difference in the lives of the people we serve. Our ICARE company values, defined as Integrity, Collaboration, Accountability, Resilience and Empathy, drive our purpose. We regularly recognize employees who emulate these values.

Our success is also rooted in hiring passionate employees, including sales professionals, entrepreneurs, analysts, marketers, engineers and more – all of whom believe in our mission. We are proud of our committed, employee-driven culture and aim to offer our team the benefits and support they need to thrive. We offer comprehensive benefit programs to our employees, including major medical, dental and vision benefits, life insurance coverage, a flexible spending or health savings account, 401(k) retirement plan with a company match, an employee stock purchase plan offering, along with numerous other offers aimed at supporting our employees both personally and professionally.

We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning and engagement programs. We require employees to attend cultural training, consisting of a series of courses providing education and awareness specific to equal employment opportunity, discrimination, harassment and emotional intelligence. Additionally, we maintain a senior manager who leads our Culture Committee made up of volunteers from various functions and levels of employment focused on enhancing employee engagement and ensuring a culture of belonging. We invest in and promote our four Employee Resource Groups (“ERGs”): GoWISE (Women in Solidarity Empowered), GoBOLD (Black Originators, Leaders and Doers), GoWIT (Women in Technology) and GoPRIDE (LGBTQ+ community and allies). ERGs are open to employees of all cultures and backgrounds, and membership is not restricted to only those individuals who meet certain criteria.

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

GoHealth, Inc.	2024 Form 10-K	12

publicity that could hurt our reputation and business and adversely affect our ability to retain business, find new consumers to sell products to or secure new business with other health plan partners.
In addition, with respect to the Medicare Supplement plans we sell, health plan partners periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in health plan partners’ underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our platform, which could negatively impact our revenue.
We may decide to terminate our relationship with a health plan partner for a number of reasons and the termination of our relationship with a health plan partner could reduce the variety of insurance products we distribute. In connection with such a termination, we would lose a source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if we fail to develop new health plan partner relationships or offer consumers a wide variety of insurance products.
We may also lose the ability to market and sell Medicare plans for one or more Medicare health plan partners. The regulations for selling Medicare health insurance are complex and can change frequently. If we, our agents or a health plan partner violate any of the requirements imposed by CMS, or federal or state laws or regulations, a health plan partner may terminate our relationship or take other corrective action against us, or CMS may penalize a health plan partner by suspending, limiting or terminating that health plan partners’ ability to market and sell Medicare plans. Moreover, if any of our health plan partners terminates their relationship with us for cause, we may have to disclose such termination to other health plan partners, which may result in termination of additional health plan partner relationships. Because the Medicare products we sell are sourced from a relatively small number of health plan partners, if we lose the ability to market one of those health plan partners’ Medicare plans, even temporarily, or if one of those health plan partners loses its Medicare product membership, our business, operating results and financial condition could be harmed.
Health plan partners may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform, which could harm our business, operating results and financial condition.
Our commission rates from health plan partners are either set by each health plan partner or negotiated between us and each health plan partner. The commission rates we are paid are, for any given plan for a given consumer, based on a number of factors, including the health plan partners offering those plans, the state of residence of consumers, the laws and regulations in the jurisdictions where the consumer is located and the consumer’s previous Medicare enrollment history (if any). Health plan partners have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the contractual relationships we have with them, including in certain instances by unilateral amendment of our contracts relating to commission rates or otherwise. For example, CMS could reduce the amount paid by CMS to Medicare Advantage plans or change the regulations and/or timelines applicable to the Medicare Advantage program, which could result in decreased commission rates or reduce health plan partner participation in the Medicare Advantage program. Changes of this nature could result in reduced commissions, or could impact our relationships with such health plan partners and potentially lead to contract termination. Because revenue in the Medicare segments is concentrated in a relatively small number of health plan partners, we are particularly vulnerable to changes in commission rates and changes in the competitiveness of our health plan partners’ Medicare products.
We currently depend on a small group of health plan partners for a substantial portion of our revenue, and further consolidation in the health insurance industry could exacerbate this risk.
We derive a large portion of our revenue from a limited number of health plan partners. For the twelve months ended December 31, 2024, 2023, and 2022, the primary health plan partners that we served were United, Humana, Elevance, Aetna and Centene.
The health insurance industry in the U.S. has experienced a substantial amount of consolidation, resulting in a decrease in the number of health plan partners. Further consolidation in the health insurance industry, particularly involving one of our key health plan partners, could cause a loss of, or changes in, our relationship with that health plan partner and may reduce our commission or other revenue from that health plan partner. In the future, due to this consolidation, we may be forced to offer health insurance from a reduced number of health plan partners or to derive a greater portion of our revenue from a more concentrated number of health plan partners as our business and the health insurance industry evolve.
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

GoHealth, Inc.	2024 Form 10-K	13

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
Competition for referrals from third-party lead referral companies has increased, particularly during the enrollment periods for Medicare-related health insurance. We may lose referrals if our competitors pay these companies more than we do or be forced to pay increased fees, which could harm our business, operating results and financial condition. In addition, the promulgation of laws, regulations or guidelines, or the interpretation of existing laws, regulations and guidelines, by state departments of insurance or by federal agencies such as CMS or the FCC could cause our relationships with third-party referral companies to be in non-compliance with those laws, regulations and guidelines. If federal agencies or state departments of insurance were to change existing laws, regulations or guidelines, or interpret existing laws, regulations or guidelines, to prohibit these arrangements or materially modify the manner in which these third-party lead referral companies operate, we could experience a significant decline in the number of Medicare-eligible individuals who are referred to our platforms and Benefits Center, which would harm our business, operating results and financial condition.
If we are unable to develop new product and service offerings and expand our business scope to penetrate new markets and opportunities, our business, operating results and financial condition would be harmed.
Our business strategy includes expanding our existing products and services. We are investing in new opportunities to broaden our business scope to penetrate new markets and opportunities. However, we may not be able to execute on all of these investments. We may be limited by current or future laws, regulations and guidelines, health plan partners may not embrace these investments, and consumers may not appreciate these products and services. In addition, these investments often rely upon appropriate and effective relationships with third parties and we may not find suitable partners. Failure to develop new and successful product and service offerings may hinder our growth potential and adversely affect our business, operating results and financial condition.
The marketing and sale of private Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.
Our business and operating results are heavily dependent on marketing and selling private Medicare plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Center for Medicare & Medicaid Services (“CMS”) but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance or equivalent state departments. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans are frequently changing. Many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed with CMS and reviewed and approved by health plan partners in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and

GoHealth, Inc.	2024 Form 10-K	14

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

Due to potential changes in CMS guidance, enforcement, interpretation, changes in CMS leadership by the new presidential administration, or as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health plan partners may object to or not approve aspects of our online platforms or marketing materials and processes and determine that certain existing aspects of our Medicare-related business are not in compliance with the applicable laws, regulations and guidance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period.
Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the U.S. could materially adversely affect our business, operating results, financial condition and qualified prospects.
Our business depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, the Affordable Care Act (“ACA”) substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including the expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and the potential remains for additional challenges and amendments to the ACA in the future. In addition, changes to the Medicare marketing standards were finalized over the past several coverage years, with additional regulatory standards proposed for future coverage years that have had and will continue to have an impact on our business.
Various aspects of healthcare reform could also cause health plan partners to discontinue certain health insurance products or prohibit us from distributing certain health insurance products in particular jurisdictions. We rely heavily on Special Needs Plans (“SNPs”) during the special enrollment periods, which allows us to utilize our agents throughout the year. If states adopt new laws and regulations or modify the existing laws and regulations governing Medicaid or CMS adopts regulatory changes to the enrollment periods applicable to such plans, such changes could decrease the number of individuals eligible for Dual Eligible SNPs, which could have a material adverse impact on our business, operating results and financial condition. For example, recent changes to CMS rules relating to the type of SNP plans that can be offered during certain special enrollment periods may have a negative effect on sales by decreasing the number of plans available and/or the number of eligible individuals during certain enrollment periods of the year. Our business, operating results, financial condition and prospects may be materially and adversely affected if we are unable to adapt to developments in healthcare reform in the U.S.
We operate in a complex state regulatory environment that is constantly changing. If we fail to comply with the numerous state laws and regulations that are applicable to the sale of health insurance, our business, operating results and financial condition could be harmed.
The offer, sale and purchase of health insurance is heavily regulated by various states and the regulatory landscape is constantly changing. States have adopted and will continue to adopt new laws and regulations, and it is difficult to predict how these new laws and regulations will impact our business. These rules and regulations could adversely impact our business because health plan partners may exit the market of selling such plans due to regulatory concerns, determine it is not profitable to sell the plans or increase plan premiums to a degree that reduces consumer demand for them.
Additionally, a long-standing provision in almost all states’ laws provides that once health insurance premiums are set by the health plan partner and approved by state regulators, they are fixed and not generally subject to negotiation or discounting by insurance companies or agents. State regulations generally prohibit health plan partners, agents and brokers from providing financial incentives, such as rebates, to their customers in connection with the sale of health insurance. As a result, we do not currently compete with health plan partners or other agents and brokers on the price of the health insurance plans offered on our website. If these regulations change, we could be forced to reduce prices or provide rebates or other incentives for the health insurance plans sold through our platform, which would harm our business, operating results and financial condition. Although commissions generally do not have to be disclosed to the public, if commissions become more regulated and commissions paid to us have to be disclosed, it is possible that health plan partners may lower our commission rates, which could reduce our revenue.
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

GoHealth, Inc.	2024 Form 10-K	15

we do business in all 50 states and the District of Columbia, compliance with health insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. In addition, we must ensure that our agents have received and maintain all licenses, appointments and certifications required by state authorities and our health plan partners in order to transact business.
Due to the complexity, periodic modification and differing interpretations of state insurance laws and regulations, we may not have always been, and we may not always be, in compliance with them. New state insurance laws, regulations and guidelines also may not be compatible with the sale of health insurance over the Internet or with various aspects of our platform or manner of marketing or selling health insurance plans. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional state department of insurance licensing requirements, required modification of our advertising and business practices, the revocation of our licenses in a particular jurisdiction, termination of our relationship with health plan partners, loss of commissions and/or our inability to sell health insurance plans, which could significantly increase our operating expenses, result in the loss of health plan partner relationships and our revenue and otherwise harm our business, operating results and financial condition. Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status, business or reputation in other jurisdictions due to certain requirements that dictate adverse regulatory actions in one jurisdiction be reported to other jurisdictions. We have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices and compliance with laws and regulations. We may be required to modify our practices in connection with the inquiries. Failure to adequately respond to such inquiries could result in adverse regulatory action that could harm our business, operating results and financial condition. Even if the allegations in any regulatory or other action against us are proven false, any surrounding negative publicity could harm consumer, marketing partner or health plan partner confidence in us, which could significantly damage our brand.
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
•HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willingly obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the CAN-SPAM Act, which regulates commercial e-mail messages and specifies penalties for the transmission of commercial e-mail messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future e-mails from senders;

GoHealth, Inc.	2024 Form 10-K	16

•TCPA, which prohibits us from using an automatic telephone dialing system to make certain telephone calls or transmit text messages to wireless telephone numbers without prior express consent or without consulting the FTC’s national “Do Not Call” registry. We have in the past and may in the future become subject to claims that we have violated the TCPA and/or other telemarketing laws. The TCPA provides for private rights of action and potential statutory damages for each violation and additional penalties for each willful violation; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, or by the patients themselves.
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

GoHealth, Inc.	2024 Form 10-K	17

against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations or the availability of data, which may adversely affect our business.
Under the HITECH Act, as a business associate we may also be directly or independently liable for privacy and security breaches and failures of our subcontractors. We have limited control over their actions and practices, and a breach of privacy or security of individually identifiable health information by a subcontractor or other entity operating on our behalf may result in an enforcement action, including criminal and civil liability, against us or litigation by a covered entity with whom we have a contractual relationship. In addition, numerous other federal and state laws protect the confidentiality of individually identifiable information as well as employee personal information, including state medical privacy laws, state social security number protection laws, and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our consumers and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business, operating results and financial condition.
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
In October 2017, the NAIC adopted the Insurance Data Security Model Law (“Cybersecurity Model Law”), which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. To date, the Cybersecurity Model Law has been adopted by 26 states. The Cybersecurity Model Law could impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The NAIC model law is functionally similar to the NYDFS rule.
We are subject to these and other complex and evolving federal, state and local laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation. The U.S. federal and state governments and agencies may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal information and other data. Compliance with existing and emerging privacy and cybersecurity laws and regulations could result in increased compliance costs and/or lead to changes in business practices and policies. In addition, any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection- or information security-related obligations to consumers, users or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties including health plan partners, social media networks and other data providers, or cause our consumers to lose trust in us, which could have material impacts on our revenue and operations.
Our operating results may be adversely impacted by factors that impact our estimate of LTV.

GoHealth, Inc.	2024 Form 10-K	18

We recognize agency revenue at the time a qualified prospect becomes a commissionable Submission by applying the latest estimated LTV for that product. Agency revenue refers to the commission revenue and partner marketing revenue we receive when GoHealth’s internal agents or our external agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. We estimate commission revenue for each product by using a portfolio approach to a group of approved consumers that are organized based on a variety of attributes, which we refer to as “vintages.” We estimate the cash commissions we expect to collect for each approved consumer vintage by evaluating various factors, including, but not limited to, commission rates, health plan partners, estimated average plan duration, the regulatory environment, and historic cancellations of health insurance plans offered by health plan partners with which we have a relationship. On a quarterly basis, we recompute LTV at a vintage level for all outstanding vintages, review and monitor changes in the data used to estimate LTV as well as the cash received for each vintage as compared to our original estimates. The fluctuations of cash received for each vintage and LTV may be and has been significant and may or may not be indicative of the need to adjust LTVs for prior period vintages. Management analyzes these fluctuations and, to the extent we see changes in our estimates of the cash commission collections that we believe are indicative of an increase or decrease to prior period LTVs, we will adjust and have adjusted LTVs for the affected vintages at the time such determination is made. Changes in LTV may result and have resulted in an increase or a decrease to revenue and a corresponding increase or decrease to net commissions receivable accordingly.
As we continue to evaluate our LTV estimation models and the processes and controls related to the LTV estimation models, we have made and will make further changes based on a number of factors and such changes could result in significant further increases or decreases in revenue. LTVs are estimates based on a number of assumptions, which include, but are not limited to, estimates of the conversion rates of commissionable Submissions into effectuated policies, forecasted average plan duration and forecasted commission rates we expect to receive per each approved consumer’s plan. These assumptions are based on historical trends and require significant judgment by our management in interpreting those trends. Changes in our historical trends will result in changes to our LTV estimates in future periods and, therefore, could adversely affect our revenue and financial results in those future periods. As a result, negative changes in the factors upon which we estimate LTVs, such as reduced conversion of commissionable Submissions to effectuated policies, increased health plan termination or a reduction in the lifetime commission amounts we expect to receive for selling the plan to a consumer or other changes could harm our business, operating results and financial condition. We have seen in the past such negative changes which have resulted in negative revenue adjustments. In addition, if we ultimately receive commission payments that are less than the amount we estimated when we recognized commission revenues, we would need to write off the remaining commissions receivable balance, which could materially adversely impact our operating results and financial condition.
As an example, the forecasted average plan duration is an important factor in our estimation of LTV. We receive commissions from health plan partners for policies of which we are the agent of record. When one of these plans is canceled, or if we otherwise do not remain the agent on the policy, we no longer receive the related commission payment. Our forecasted average plan duration and health plan termination rates are calculated based on our historical data by plan type and for certain products, such as our Medicare Advantage products which constitute the majority of our revenue, and if we are unable to produce an accurate forecasted average plan duration, our business, operating results and financial condition may be adversely impacted. We have seen pressure, within the industry, on plan duration based upon increased consumer churn and have made corresponding revenue adjustments. Additionally, from time to time, health plan partners may stop offering products in a geographic area. While in many cases, health plan partners will still support existing consumers in those geographic areas, because they are no longer offering new plans, the retention of those consumers may be adversely impacted, thereby impacting our expected LTVs.
Commission rates are also a factor in estimating our LTVs, which are impacted by a variety of factors, including the particular health insurance plans chosen by our consumers, the health plan partners offering those plans, our consumers’ states of residence, the laws and regulations in those jurisdictions, the average premiums of plans purchased through us and healthcare reform. Any reduction in our average commission revenue per consumer could harm our business, operating results and financial condition.
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

GoHealth, Inc.	2024 Form 10-K	19

Our expansion of the Encompass operating model may not be as successful as we expect.
We have expanded our Encompass operating model since unveiling it in late 2020. In general, this expansion has resulted in an increase in the percentage of our revenue that qualifies as non-agency revenue. A significant component of the Encompass operating model is providing various services and products, including for generating and transferring consumer leads to the health plan partners, providing onboarding services and for partner marketing and enrollment services. Non-agency revenue does not use the LTV model and cash is collected on or around the time of service. We believe this operating model provides greater consumer satisfaction and lasting, trusted relationships with consumers, which is a positive for all interested parties. If our health plan partners move away from the Encompass operating model and insist on using the traditional LTV and commission based model, we may experience a negative impact on our operating results.
We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives.
We are pursuing initiatives to reduce costs, increase effectiveness and optimize cash flow. As part of those initiatives, we intend to focus our efforts on a reduction in infrastructure costs, including with respect to our technology platform and underlying network infrastructures, which may have a negative impact on our business. We may not realize all of the anticipated cost savings or other benefits from such initiatives and the initiatives may have other effects, such as a reduction in revenue. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation of the initiatives may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and consumers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business, financial condition or results of operations.
If we lose key management or fail to meet our need for qualified employees, our business, financial condition and results of operations could be materially adversely affected.
We rely, in part, upon the accumulated knowledge, skills and experience of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such officers on a timely basis or without incurring increased costs, or at all. We currently do not have any key person insurance covering our Chief Executive Officer. If our executive officers were to leave us or become incapacitated, it might negatively impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel for all areas of our organization, for which there is a high level of competition in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.
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

GoHealth, Inc.	2024 Form 10-K	20

experience temporary shortages of agents due to illness, poor weather conditions or other natural disasters, personal emergencies and other events outside our control.
Our success in recruiting highly skilled and qualified agents can depend on factors outside of our control, including the strength of the general economy and local employment markets and the availability of alternative forms of employment. As a result of the highly competitive labor market in the U.S., along with rising inflation in recent years, our cost to hire and retain agents has increased. During periods when we face challenges recruiting high-performing agents, we tend to experience higher turnover rates. The productivity of our agents is influenced by their average tenure. Without qualified individuals to serve in consumer facing roles, we may produce less revenue, which could have a material adverse effect on our business, operating results and financial condition. Retaining tenured agents has a direct impact on our operating efficiency and, correspondingly, our financial results.
We have a work from home program for our agents. It may be more difficult for us to manage and monitor our agents in remote settings and we may have to expend more management time and incur more costs to do so. Agents may also face additional distractions working from home that may prevent them from efficiently selling plans. If our agents are not able to effectively work from home, we may not be able to sell as many plans, which would negatively impact our business, financial condition and results of operations.
Information technology system failures could interrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
Our ability to sell insurance is dependent upon our information technology systems. In connection with sales of Medicare plans, CMS rules require that our health insurance agent employees utilize CMS-approved scripts and that we record and maintain the recording of telephonic interactions. We rely on telephone, call recording, consumer relationship management and other systems and technology in our sales operations to sell Medicare plans, and we are dependent upon third parties for some of these systems and technologies, including our telephone services, which are provided by Five9, call recording systems and other communications systems. Health plan partners often audit these recordings for compliance purposes and listen to them in connection with investigating complaints. We have had in the past, and may in the future, experience failures of certain of our systems, including our telephone and call recording systems. For example, we have experienced failures of our systems due to power outages, which have negatively impacted our ability to sell plans. The effectiveness and stability of our systems and technology are critical to our ability to sell Medicare plans, particularly during the Medicare enrollment periods, and the failure or interruption of any of these systems and technologies or any inability to handle increased business volume may have a material adverse effect on our business, operating results and financial condition and subject us to litigation or to actions by regulatory authorities.
System failures or capacity constraints could harm our business, financial condition and operating results.
The performance, reliability and availability of our technology platform and underlying network infrastructures are critical to our financial results, our brand and our relationship with consumers, marketing partners and health plan partners. Our attempts to enhance our technology platform and system infrastructure may not prevent system failures and interruptions, especially if we are unable to accurately project the rate or timing of increases in our website traffic or inbound call volume or for other reasons, some of which are completely outside our control. Additionally, we are also reliant on the systems of our health plan partners to submit plan enrollment applications from potential consumers. We have in the past, and could in the future, experience significant failures and interruptions of our systems and the systems of our health plan partners, which would harm our business, operating results and financial condition. If these failures or interruptions occurred during the Medicare annual enrollment period or during the open enrollment period under healthcare reform, the negative impact on us would be particularly pronounced.
We rely in part upon third-party vendors, including telephony and bandwidth providers, to operate our technology platform. We cannot predict whether additional network capacity will be available from these vendors as we need it, and our network or our suppliers’ networks might be unable to achieve or maintain a sufficiently high capacity of data transmission to allow us to process health insurance applications in a timely manner or effectively download data, especially if our website traffic increases. For example, a rapid expansion of our business could affect the service levels at our telephony and bandwidth providers or cause such providers and systems to fail. Any system failure or service level reduction that causes an interruption to, or decreases the responsiveness of, our services would impair our revenue-generating capabilities and damage our reputation. In addition, any loss of data could result in loss of consumers and subject us to potential liability. Our databases and systems are vulnerable to damage or interruption from human error, fire, floods, power loss, telecommunications failures, physical or electronic break-ins, computer viruses, acts of terrorism, other attempts to harm our systems and similar events. In addition, our operations are vulnerable to earthquakes, fires, severe weather, pandemics and other natural disasters in parts of the world where we, our agents and vendors operate. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects.
Our third-party vendors have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our platform to other third-party vendors, and we may incur significant costs and possible service interruption in connection with doing so. Problems

GoHealth, Inc.	2024 Form 10-K	21

faced by our third-party vendors with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our consumers. Our third-party vendors could decide to discontinue operations without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party vendors, operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.
We rely upon third parties to operate our Marketplace technology and any disruption of or interference with our use of such third-party providers would adversely affect our business, results of operations and financial condition.
We outsource our hosting infrastructure to Amazon Web Services (our “Hosting Provider”), which hosts our Marketplace technology. Consumers and agents must have the ability to access our Marketplace technology at any time, without interruption or degradation of performance. Our Hosting Provider runs its own infrastructure upon which our Marketplace technology and products depend, and we are, therefore, vulnerable to service interruptions to our Hosting Provider. Though very rare, we have experienced, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, application hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, if our security, or that of our Hosting Provider, is compromised, our platform or products are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. We note that our ability to conduct security audits on our Hosting Provider is limited; therefore, we rely heavily on third-party security reviews, such as the Statement on Standards for Attestation Engagements No. 16 assessments. Our contracts do not contain strong indemnification terms in our favor. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within a period of time acceptable to our consumers. It may become increasingly difficult to maintain and improve our marketplace platform performance, especially during peak usage times, as our marketplace platform becomes more complex and the usage of the platform increases. To the extent we do not effectively address capacity constraints, either through our Hosting Provider or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from our Hosting Provider may adversely affect our ability to meet our consumers’ requirements.
The substantial majority of the services we use from our Hosting Provider are for cloud-based server capacity and managed colocation services. We access our Hosting Provider’s infrastructure through standard Internet connectivity. Our Hosting Provider provides us with computing and storage capacity, network capacity, managed colocation space, and leased computing hardware pursuant to agreements that continue until terminated by either party. If our Hosting Provider becomes unavailable to us without sufficient advance notice, we would likely experience delays in delivering our platform and products until we could migrate to an alternate hosting provider. Our disaster recovery program contemplates transitioning our platform and products to our backup center in the event of a catastrophe, but we have not yet fully tested the procedure, and our platform and products may be unavailable, in whole or in part, during any transition procedure. Although we expect that we could receive similar services from other third parties, if any of our arrangements with our Hosting Provider are terminated, we could experience interruptions on our platform and in our ability to make our products available to consumers, as well as delays and additional expenses (including research and development expenses) in arranging alternative cloud infrastructure services.
Any of the above circumstances or events may cause outages where we are unable to generate revenue, harm our reputation, cause consumers to stop using our products, impair our ability to attract new consumers and increase revenue from consumers, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our revenue, business, results of operations and financial condition.
Risks from third-party products could adversely affect our businesses.
We offer third-party products, including health insurance products. Insurance involves a transfer of risk and our reputation may be harmed and we may become a target for litigation if risk is not transferred in the way expected by consumers and health plan partners. In addition, if these third party products do not provide the quality of service our consumers expect, consumers may correlate the negative experience with our service. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.
We receive commission payments from health plan partners over time, but incur significant upfront expenses to enroll consumers.
The enrollment of consumers on our platform requires significant upfront expenses, including marketing and advertising expenses and consumer care and enrollment expenses, in order to generate qualified prospects, educate and enroll those consumers in our products and plans, and submit completed applications to health plan partners. However, the resulting commissions are generally paid to us over time, with the first payments often several weeks or months after we submit completed applications to our health plan partners. These factors cause us to require significant cash to fund our working capital needs, and our operating cash flows could be adversely impacted by a substantial increase in the volume of applications submitted by us.

GoHealth, Inc.	2024 Form 10-K	22

Operating and growing our business may require additional capital, and if capital is not available to us, our business, operating results and financial condition may suffer.
Operating and growing our business is expected to require further investments in our business. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. Our business model does not require us to hold a significant amount of cash and cash equivalents at any given time and if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we were unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution in your holdings of our Class A common stock or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results and financial condition could be materially and adversely affected.
Our failure to grow our consumer base or retain our existing consumers, including if we are unable to effectively advertise our products in a cost-effective way, could adversely impact our business, operating results and financial condition.
We receive commissions from health plan partners for health insurance plans sold through us. When one of these plans is canceled, or if we otherwise do not remain the agent on the plan, we no longer receive the related commission payment and do not receive any commissions from renewals. Our consumers may choose to discontinue their health insurance plans for a variety of reasons. Any decrease in the amount of time we retain our consumers could adversely impact the estimated LTV we use for purposes of recognizing revenue. See “—Our operating results may be adversely impacted by factors that impact our estimate of LTV.” Moreover, if we are not able to successfully retain existing consumers and limit health insurance plan turnover, our cash flows from operations will be adversely impacted and our business, operating results and financial condition would be harmed.
In addition, in certain circumstances, the Medicare-related commission rates that we receive may be higher in the first calendar year of a plan if the plan is the first Medicare Advantage plan issued to the consumer. After the first twelve months, they generally decline significantly. As a result, if we do not add a sufficient number of consumers to new plans, our business, operating results and financial condition would be harmed.
We use the Internet, television, radio, mail, e-mail and the telephone, among other channels, to market our services and to communicate with qualified prospects and existing consumers. Some of our competitors have greater financial resources, which enable them to purchase significantly more advertising than we are able to purchase. Further, the cost of marketing and advertising may fluctuate significantly based on demand. If the cost of marketing and advertising increases for any reason, we may not be able to purchase as many advertisements as we typically would or would have to incur greater costs to do so. We also rely on third-party partners to generate leads on our behalf. If these third-party partners are not successful or do not provide us with quality leads, it may adversely impact our business.
Additionally, we derive a significant portion of our website traffic from potential consumers who search for health insurance through Internet search engines and through social media. A critical factor in attracting consumers to our website is whether we are prominently displayed in response to an Internet search relating to health insurance or on a social media platform. We rely primarily on paid advertisements to attract potential consumers to our websites and otherwise generate demand for our services. To the extent the competition for advertising is high, we may experience increases in the cost of paid Internet search advertising and social media advertising. Further, the competition for search engine placement and social media presence increases substantially during the enrollment periods for Medicare-related health insurance. If paid search advertising costs or social media advertising costs increase or become cost prohibitive, whether as a result of competition, algorithm changes or otherwise, our advertising expenses could rise significantly or we could reduce or discontinue our paid search advertisements or social media advertisements, in either case which would harm our ability to attract and retain consumers.
Our ability to advertise is also dependent on the laws and regulations governing the advertising and marketing of health insurance products and our other products or services, which continue to evolve and carry significant penalties for violations of law. Changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. If new laws or regulations are adopted, or existing laws and regulations are interpreted or enforced, to impose additional restrictions on our ability to advertise to consumers or qualified prospects, we may not be able to communicate with them in a cost-effective manner.
For example, Internet service providers, e-mail service providers and others attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” Many Internet and e-mail service providers have relationships with organizations whose purpose it is to detect and notify the Internet and e-mail service providers of entities that the organization believes are sending unsolicited e-mail. If an Internet or e-mail service provider identifies e-mail from us as “spam” as a result of reports from these organizations or otherwise, we can be placed on a restricted list that will block our e-mail to consumers or qualified prospects.

GoHealth, Inc.	2024 Form 10-K	23

Potential consumers also increasingly screen their incoming e-mails, telephone calls, and text messages, including by using screening tools and warnings, and, therefore, our consumers or qualified prospects may not reliably receive our communications. In addition, telephone carriers may block or put consumer warnings on calls originating from call centers. If we are unable to communicate effectively by e-mail or telephone with our consumers and qualified prospects as a result of legislation, blockage, screening technologies or otherwise, our ability to attract and retain consumers will be limited.
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
In general, the growth in our consumer base is highly dependent upon our success in attracting new consumers during the Medicare annual enrollment period. In 2024, approximately 47.4% of our Medicare Advantage Submissions were sold during the three months ended December 31, 2024. If our ability to market and sell Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors or issues with government-run health insurance exchanges, we could acquire fewer consumers or suffer a reduction in our existing consumer base and our business, operating results and financial condition could be harmed.
If we are not successful in cost-effectively converting consumer leads into consumers for which we receive commissions, our business, operating results and financial condition would be harmed.
Obtaining quality consumer leads is important to our business, but our ability to convert these consumer leads to consumers for which we receive commissions is also a key to our success. Our growth depends in large part upon growth in Submissions in a given period. The rate at which we grow our Submissions directly impacts our revenue. In addition, the rate at which qualified prospects turn into commissionable Submissions impacts the expected LTV of our consumers, which impacts the revenue that we are able to recognize. A number of factors have influenced, and could in the future influence, these conversion rates for any given period, some of which are outside of our control. These factors include:
•changes in consumer shopping behavior due to circumstances outside of our control, such as economic conditions, consumers’ ability or willingness to pay for health insurance, adverse weather conditions or natural disasters, the effects of pandemics, availability of unemployment benefits or proposed or enacted legislative or regulatory changes impacting our business, including healthcare reform;
•the quality of, and changes to, the consumer experience on our platform;
•regulatory requirements, including those that make the experience on our platform cumbersome or difficult to navigate or reduce the ability of consumers to purchase plans outside of enrollment periods;
•the variety, competitiveness and affordability of the health insurance plans that we offer;
•system failures or interruptions in the operation of our technology platform or call center operations;
•changes in the mix of consumers who are referred to us through our direct, marketing partner and online advertising consumer acquisition channels;
•health plan partners offering health insurance plans for which consumers have expressed interest, and the degree to which our technology is integrated with those health plan partners;
•health plan partner guidelines applicable to applications submitted by consumers, the amount of time a health plan partner takes to make a decision on that application and the percentage of submitted applications approved by health plan partners;
•the effectiveness of agents in assisting consumers; and
•our ability to enroll subsidy-eligible individuals in qualified health plans through government-run health insurance exchanges and the efficacy of the process we are required to use to do so.
Our conversion rates can be impacted by changes in the mix of consumers referred to us through our consumer acquisition channels. We may make changes to our technology platform in response to regulatory requirements or undertake other initiatives in an attempt to improve the consumer experience or for other reasons. These changes have in the past, and may in the future have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of

GoHealth, Inc.	2024 Form 10-K	24

consumers who submit health insurance applications on our platform and are converted into approved consumers could cause an increase in our Cost of Submission and impact our revenue in any given period. To the extent our conversion rate suffers, our consumer base may decline, which would harm our business, operating results and financial condition.
Our quarterly results of operations may fluctuate significantly due to seasonality.
The Medicare annual enrollment period occurs from October 15th to December 7th each year. As a result, we experience an increase in the number of Medicare-related Submissions during the fourth quarter and an increase in expense related to Medicare during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, revenue is typically second-highest in our first quarter. A significant portion of our marketing and advertising expenses is driven by the number of Submissions for which we are the agent of record. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved consumers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expense as a result of a higher volume of Submissions during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of Submissions during the fourth quarter.
The seasonality of our business could change in the future due to other factors, including as a result of changes in timing of the Medicare health plan enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the enrollment periods for Medicare-related health insurance changes, we may not be able to timely adapt to changes in consumer demand. If we are not successful in responding to changes in the seasonality of our business, our business, operating results and financial condition could be harmed.
Pressure from existing and new competitors may adversely affect our business, operating results and financial condition.
The market for selling health insurance plans is highly competitive. We compete with government provided tools and exchanges, local insurance agents throughout the U.S., companies that advertise primarily through television, and companies that operate websites to provide services. In addition, many health plan partners also directly market and sell their own plans. Some of these competitors may be able to spend more on marketing campaigns, devote more resources to website and system developments, make more attractive offers to potential employees, and partner with more successful marketing partners and third-party providers.
In order to remain competitive against current and potential competitors, we must operate effectively and efficiently, continue to develop and improve our services and offerings and enhance our platform and system offerings. If we cannot successfully navigate this intensely competitive market, it may negatively impact our business, operating results and financial condition.
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
Our business competes with government-run health insurance exchanges with respect to our sale of Medicare-related health insurance plans. Consumers can shop for and purchase Medicare Advantage and Medicare Part D Prescription Drug plans through a website operated by the federal government and can also obtain plan selection assistance from the federal government in connection with their purchase of a Medicare Advantage and Medicare Part D Prescription Drug plan. Competition from government-run health insurance exchanges could increase our marketing costs, reduce our revenue and could otherwise harm our business, operating results and financial condition.
Our international operations subject us to additional risks which could have an adverse effect on our business, operating results and financial condition.
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of December 31, 2024, 94 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to companies outside the U.S. Countries outside of the U.S. may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics or political or economic instability in these countries could

GoHealth, Inc.	2024 Form 10-K	25

interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations. For example, following Russia’s military invasion of Ukraine in February 2022, NATO deployed additional military forces to Eastern Europe, and the U.S., European Union, and other nations announced various sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business.
The practice of utilizing labor based in foreign countries has come under increased scrutiny in the U.S. Governmental authorities, including CMS, could seek to impose financial costs or restrictions on foreign companies providing services to consumers or companies in the U.S. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, health plan partners may require us to use labor based in the U.S. for regulatory or other reasons. To the extent that we are required to use labor based in the U.S., we may face increased costs as a result of higher-priced U.S.-based labor.
The Foreign Corrupt Practices Act (“FCPA”) and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, financial condition or results of operations.
If we are not able to maintain and enhance our brand, our business and operating results will be harmed. Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.
We believe that maintaining and enhancing our brand identity is critical to our relationships with our existing health plan partners and to our ability to attract new consumers, marketing partners and health plan partners. We also intend to grow our brand awareness among consumers, marketing partners and health plan partners in order to further expand our marketplace and attract new consumers, marketing partners and health plan partners. The promotion of our brand in these and other ways may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and we could lose our relationships with health plan partners, marketing partners or consumers, which would harm our business, operating results and financial condition.
We may be adversely affected by negative publicity relating to brand and activities. For instance, if our brand receives negative publicity, the number of consumers visiting our platforms or Benefits Center could decrease, and our cost of acquiring consumers could increase as a result of a reduction in the number of consumers coming from our direct consumer acquisition channel. Additionally, there is at least one other third party business which uses the “GoHealth” name, but is not affiliated with our business. While we agreed with the third party that our “GoHealth” marks can coexist with the third party’s use of “GoHealth” in their business without creating a likelihood of consumer confusion, we entered into a co-existence agreement with the third party that, among other things, places certain restrictions on both their use of “GoHealth,” as well as ours, in order to further mitigate any risk of confusion. Nevertheless, if our business is mistakenly confused with their business or another business, the value of our brand could be adversely impacted, which could harm our business, operating results and financial condition.
Any legal liability, regulatory penalties, or negative publicity for the information on our website or that we otherwise provide could harm our business, operating results and financial condition.
We provide information on our website, through our Benefits Center, in our marketing materials and in other ways regarding health insurance in general and the health insurance plans we market and sell, including information relating to insurance premiums, coverage, benefits, provider networks, exclusions, limitations, availability, plan comparisons and insurance company ratings. A significant amount of both automated and manual effort is required to maintain the considerable amount of insurance plan information on our website. If the information we provide on our website, through our Benefits Center, in our marketing materials or otherwise is not accurate or is construed as misleading, or if we do not properly assist individuals and businesses in purchasing health insurance, consumers, health plan partners and others could attempt to hold us liable for damages, our relationships with health plan partners could be terminated or impaired and regulators could attempt to subject us to penalties, revoke our licenses to transact health insurance business in a particular jurisdiction, and/or compromise the status of our licenses to transact health insurance business in other jurisdictions, which could result in our loss of revenue. In the ordinary course of operating our business, we have received complaints that the information we provided was not accurate or was misleading. In the future, we may not be able to resolve these complaints without significant financial cost or impact to our brand or reputation. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources, and could cause a loss of confidence in our services. As a result, whether or not we are able to successfully

GoHealth, Inc.	2024 Form 10-K	26

resolve these claims, they could harm our business, operating results and financial condition. In addition, if regulators believe our websites or marketing material are not compliant with applicable laws or regulations, we could be forced to stop using our websites, marketing material or certain aspects of them, which would harm our business, operating results and financial condition.
Our balance sheet includes a significant amount of intangible assets. The impairment of a significant portion of these assets would negatively affect our financial condition or results of operations.
A significant portion of our total assets consists of intangible assets. Intangible assets accounted for approximately 20.3% of total assets on our balance sheet as of December 31, 2024. During the twelve months ended December 31, 2024, we recorded no impairment charges. See Note 4 "Intangible Assets, Net" for further discussion of intangible asset impairment charges. We evaluate indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of intangible assets could adversely affect our operating results and financial condition.
If we are unable to maintain a high level of service, our business, operating results and financial condition may be harmed.
One of the key attributes of our business is providing high quality service to our health plan partners and consumers. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially and adversely affect our operating results. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle consumer calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to absenteeism, training, turnover, disruptions at our facilities, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our business, operating results and financial condition would be harmed.
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
We are also exposed to risks associated with the potential financial instability of our health plan partners and consumers, many of whom may be adversely affected by volatile conditions in the financial markets or an economic slowdown. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, consumers may experience serious cash flow problems and other financial difficulties, decreasing demand for the products of our health plan partners. In addition, events in the U.S. or foreign markets, such as the U.K.’s exit from the European Union, the worldwide effects from the COVID-19 pandemic and political and social unrest in various countries around the world, can impact the global economy and capital markets. Our health plan partners may modify, delay, or cancel plans to offer new products or may make changes in the mix of products purchased that are unfavorable to us. Additionally, if health plan partners are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, operating results and financial condition.
In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect health plan partners and consumers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect our business, operating results and financial condition.
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

GoHealth, Inc.	2024 Form 10-K	27

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
•the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results; and
•acquisitions may involve the entry into geographic or business markets in which we have little or no prior experience, such as our acquisition of Creatix, which had operations in Slovakia.
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
Economic sanctions laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies, which could negatively impact our business, operating results and financial condition.
The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may apply to and restrict our activities, including our software development operations in Slovakia. If we were to violate any such laws or regulations, we may face significant legal and monetary penalties. In recent years, the U.S. government has indicated that it is focused on FCPA enforcement, which may increase the risk that we become the subject of such actual or threatened enforcement. As such, a violation of the FCPA or other applicable regulations could have a material adverse effect on our business.
In prior years, our management identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods, which may lead to errors or omissions in our financial statements.
We are subject to the Nasdaq Rules and the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, the Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Maintaining and adapting our internal controls is expensive and is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
Failure to maintain effective internal controls could result in the identification of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. If a material weakness in our internal control over financial reporting occurs in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements.

GoHealth, Inc.	2024 Form 10-K	28

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
In May 2023, our Board of Directors received an unsolicited proposal from a group of buyers that includes Centerbridge and the Founders to acquire all of the outstanding shares of Class A common stock and LLC Interests not already owned by the potential buyers. In August 2023, we announced that, following careful review and consideration with its independent financial and legal advisors, a Special Committee of the Board of the Directors rejected this proposal. Addressing the unsolicited proposal, similar future proposals and any other actions by stockholders or others relating to a potential transaction involving ownership of the Company could interfere with our ability to execute our strategic plans, make it more difficult to attract and retain qualified executives and employees, cause management distraction, require us to utilize more resources than anticipated towards review of strategic alternatives and result in the loss of potential business opportunities, any of which could have a material negative impact on the Company. In addition, our business and operations may be harmed to the extent that our consumers, suppliers and others believe that we cannot effectively compete in the marketplace without completing a transaction, or there is consumer, supplier or employee uncertainty surrounding the future direction of the product and service offerings and our strategy on a continued basis. There can be no assurance that any transaction will be completed now or in the future.
Further, the unsolicited proposal, similar future proposals and any actual or perceived actions by our stockholders or others relating to a potential transaction involving the Company may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

We rely on certain services from CMS, and a federal government shutdown that impedes our ability to use these services may materially impact our business.

A federal government shutdown could impact CMS, which is a federally-funded government agency. CMS provides a number of critical services to our business, including approval of consumer application submissions and access to certain technology platforms. A government shutdown may cause CMS and/or its vendors to conserve spending on these services, including by delaying application submissions or by pausing access to the technology platforms altogether, each of which would impact our ability to use the services in the course of our day-to-day operations and which could harm our business, operating results and financial condition.
Even if our ability to use the services is restored and delays are resolved following the end of a government shutdown, the shutdown-related delays and technology access issues may lead to shifts in consumer behavior. For instance, a delay in approval of consumer applications or confirmation of consumer plan enrollment may cause changes in consumer shopping behavior or cause consumers to re-engage in additional plan shopping, each of which could negatively impact our business.
Risks Related to Our Intellectual Property and Technology
Our business is subject to security risks and, if we are subject to cyber-attacks, security breaches or are otherwise unable to safeguard the security and privacy of confidential data, including personal health information, our business will be harmed.

Our services involve the collection and storage of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, and the transmission of this information to their chosen health plan partner and to the government. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including through the deployment of artificial intelligence to find and exploit vulnerabilities, "deep fakes", long-term, persistent attacks (referred to as advanced persistent threats) and the use of the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we are required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.
Because our services involve the collection, processing, use, storage and transmission of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, we are subject to various laws, regulations, industry standards and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. We also hold a significant amount of personal information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free from security breaches, cyber-attacks, acts of vandalism,

GoHealth, Inc.	2024 Form 10-K	29

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
Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation, cause the termination of relationships with government-run health insurance exchanges, health plan partners and/or our consumers, result in disruption or interruption to our business operations, marketing partners and health plan partners, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result.
We rely on data provided to us by consumers, health plan partners and third-party lead suppliers to improve our technology and service offerings, and if we are unable to maintain or grow such data, we may be unable to provide consumers with an insurance shopping experience that is relevant, efficient and effective, which could adversely affect our business.
Our business relies on the data provided to us by consumers, health plan partners and third-party lead suppliers. The large amount of data that we use in operating our marketplace platform, and the accuracy of such data, is critical to our ability to provide a relevant, efficient and effective insurance shopping experience for consumers. For example, if the data provided to us by our consumers during the insurance shopping process is not accurate, our ability to match our consumers with relevant and suitable insurance products would be impaired, which could lead to an increase in rejections of policies that we submit to health plan partners. Further, if we are unable to maintain or effectively utilize the data provided to us, the value that we provide to consumers and health plan partners may be limited as well. If we do not obtain accurate data from our consumers or if we are unable to maintain or effectively utilize the data provided to us, consumers who use our platform could have a negative shopping experience, which could materially and adversely affect our business, operating results and financial condition.
Our investments in our technology systems may not be sufficient to continually collect and retain sufficient data, and we may not be able to improve our data technologies to satisfy our operating needs. For example, incorporating artificial intelligence into certain service offerings may become more important in our operations over time. If we fail to keep pace with rapidly evolving artificial intelligence technological developments, our competitive position and business results may be negatively impacted. In certain cases, we may decide, based on perceived business needs, to make investments that may be greater than we currently anticipate. If we cannot offer new technologies or data and analytic services or solutions as quickly or effectively as our competitors, or if our competitors develop more cost-effective technologies or analytic tools, it could materially and adversely affect our business, operating results and financial condition.
We may not be able to adequately protect our intellectual property, which could harm our business and operating results.
We believe that our intellectual property is an essential asset of our business and that our technology currently gives us a competitive advantage in the distribution of Medicare-related health insurance. We rely on a combination of copyright, trademark and trade secret laws as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights in the U.S. The efforts we have taken to protect our intellectual property may not be sufficient or effective. In addition, monitoring unauthorized uses of our intellectual property and unauthorized disclosures of our trade secrets and other confidential or proprietary information can be difficult and costly, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property or other proprietary rights are unenforceable. If we are not successful in cost-effectively protecting our confidential information, trade secrets and other intellectual property rights, our business, operating results and financial condition could be harmed. Further, if a competitor lawfully obtains or independently develops the technology that we maintain as a trade secret, we would have no right to prevent such competitor from using that technology or proprietary information to compete with us, which could harm our competitive position.
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

GoHealth, Inc.	2024 Form 10-K	30

any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source software change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open-source software into our proprietary software in a manner that may subject our proprietary software to an open-source license that requires disclosure, to consumers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and an uncertain regulatory environment.

Our growing use of artificial intelligence (including machine learning) in our business and offerings presents additional risks. Artificial intelligence algorithms or automated decision-making or processing of data may be flawed and datasets may be insufficient or contain inaccurate or biased information, which can create inaccurate or discriminatory outcomes or negatively impact the effectiveness of the technology. Artificial intelligence tools and algorithms may use third-party artificial intelligence with unclear intellectual property rights or interests. Intellectual property ownership and license rights, including copyright, of generative and other artificial intelligence output, have not been fully interpreted by courts or regulations. Use or management by us or others of artificial intelligence, including certain decisions based (whether partially or solely) on automated processing or profiling, inappropriate or controversial data practices, or insufficient disclosures regarding machine learning and algorithms or generative content, have impaired and could impair the acceptance of artificial intelligence solutions or subject us to lawsuits, regulatory investigations or other harm, such as negative impacts to the value of our intellectual property or our brand. These and other deficiencies could also undermine the decisions, predictions or analysis artificial intelligence applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm. The rapid evolution of artificial intelligence may require us to allocate additional resources to help implement artificial intelligence ethically in order to minimize unintended or harmful impacts, and may also require us to make additional investments in the development of proprietary datasets, machine learning models or other systems, which may be costly. Federal, state and international regulators have enacted and may consider enacting comprehensive legal compliance frameworks, laws and regulations specifically for artificial intelligence use and applications. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business.

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
Risks Related to Our Indebtedness
The amount of our indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

GoHealth, Inc.	2024 Form 10-K	31

The total principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, as of December 31, 2024 was $505.0 million. Our indebtedness could have significant effects on our business, such as:
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

GoHealth, Inc.	2024 Form 10-K	32

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
Risks Related to Our Organizational Structure
Our principal asset is our interest in GHH, LLC, and, as a result, we depend on distributions from GHH, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”). GHH, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of GHH, LLC and its subsidiaries and distributions we receive from GHH, LLC. GHH, LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions, including negative covenants in our debt instruments, may not permit such distributions. Although GHH, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to us, the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to GHH, LLC.
GHH, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of GHH, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of GHH, LLC. Under the terms of the GHH, LLC Agreement, GHH, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which could be significant. We intend, as its managing member, to cause GHH, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the TRA. However, GHH, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which GHH, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering GHH, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the TRA), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA resulting in the acceleration of payments due under the TRA. In addition, if GHH, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks Related to the Ownership of our Class A Common Stock.”
Under the GHH, LLC Agreement, we intend to cause GHH, LLC, from time to time, to make distributions in cash to its equity holders (including us) in amounts sufficient to cover the taxes imposed on their allocable share of taxable income of GHH, LLC. As a result of (1) potential differences in the amount of net taxable income allocable to us and to GHH, LLC’s other equity holders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the TRA and (c) any acquisition of interests in GHH, LLC from other equity holders in connection with the consummation of the Transactions, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to GHH, LLC, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions that resulted in such excess cash balances.

GoHealth, Inc.	2024 Form 10-K	33

The TRA with the Continuing Equity Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and such payments could be substantial.
Under the TRA, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) GoHealth, Inc.’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) the increases in our share of the tax basis of assets of GHH, LLC resulting from (a) the purchase of LLC Interests directly from GHH, LLC and the partial redemption of LLC Interests by GHH, LLC, (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (c) certain distributions (or deemed distributions) by GHH, LLC; and (3) certain other tax benefits arising from payments under the TRA. The amount of cash payments we are required to make under the TRA could be substantial. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Payments under the TRA are not conditioned upon one or more of the Continuing Equity Owners maintaining a continued ownership interest in GHH, LLC. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. The existing tax basis acquired in connection with the Transactions, the actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions by the Continuing Equity Owners; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such Continuing Equity Owners; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the TRA constituting imputed interest; and the federal and state tax rates then applicable.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners that do not benefit holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners that do not benefit the holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners. The TRA provides for the payment by us to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) GoHealth, Inc.’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) the increases in our share of the tax basis of assets of GHH, LLC resulting from (a) the purchase of LLC Interests directly from GHH, LLC and, the partial redemption of LLC Interests by GHH, LLC (b) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (c) certain distributions (or deemed distributions) by GHH, LLC; and (3) certain other tax benefits arising from payments under the TRA. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
In certain cases, payments under the TRA to the Continuing Equity Owners and the Blocker Shareholders may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The TRA provides that if (1) we materially breach any of our material obligations under the TRA, (2) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur, or (3) we elect an early termination of the TRA, then our obligations, or our successor’s obligations, under the TRA to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may not be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made to the Continuing Equity Owners and the Blocker Shareholders under the TRA in the event that any tax benefits are disallowed.

GoHealth, Inc.	2024 Form 10-K	34

Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of Centerbridge and NVX Holdings. The interests of Centerbridge or NVX Holdings in any such challenge may differ from or conflict with our interests and your interests, and Centerbridge or NVX Holdings may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners and the Blocker Shareholders under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner or a Blocker Shareholder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner and/or a Blocker Shareholder, as applicable, will be netted against any future cash payments we might otherwise be required to make to such Continuing Equity Owner and/or such Blocker Shareholder, under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner and/or a Blocker Shareholder, as applicable, for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and the IRS or a court may not agree with our tax reporting positions. As a result, payments could be made under the TRA significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner and/or a Blocker Shareholder that are the subject of the TRA.
Risks Related to the Ownership of our Class A Common Stock
The Founders and Centerbridge have significant influence over us, including control over decisions that require the approval of stockholders.
As of December 31, 2024, the Founders and Centerbridge control, in the aggregate, approximately 69.4% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that the Founders and Centerbridge elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.
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

GoHealth, Inc.	2024 Form 10-K	35

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

GoHealth, Inc.	2024 Form 10-K	36

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the U.S. are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
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

GoHealth, Inc.	2024 Form 10-K	37

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Being a public company and being subject to new rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
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
We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts, seeking, among other things, information relating to our arrangements with certain insurance health plan partners, which we believe may also be the subject of a qui tam proceeding. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters or any other legal proceeding, we may be forced to pay damages, fines or penalties, including revocation of our licenses to sell insurance, may be required to enter into consent decrees, stop offering our services or change our business practices, or may lose our relationships with health plan partners, any of which could adversely affect our business, financial condition or results of operations.

GoHealth, Inc.	2024 Form 10-K	38

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
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;
•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

GoHealth, Inc.	2024 Form 10-K	39

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
•political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the U.S. and/or other countries; and
•other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism, an outbreak of highly infectious or contagious diseases, such as COVID-19, or responses to these events.
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

GoHealth, Inc.	2024 Form 10-K	40

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY

GoHealth’s services involve the collection, processing, use, storage and transmission of confidential and personal information of consumers and employees. Maintaining the integrity, confidentiality and availability of this information as well as the information technology systems in which the information resides is critical to the Company’s operations and business strategy.

The Company takes a comprehensive, cross-functional approach to developing strategies for identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents. The Company maintains a business continuity and disaster recovery plan as well as a cybersecurity insurance policy.

Risk Management and Strategy

Cybersecurity risk management is integrated into the Company’s broader enterprise risk management (“ERM”) program. The ERM program, led by the Company’s Internal Audit and Legal teams, consolidates the collective input of executive management to prioritize enterprise-level risks, develop risk mitigation initiatives and establish monitoring functions. The cybersecurity program includes the development of a structured control framework and risk taxonomy that aligns with anticipated business risk. The Internal Audit and Legal teams perform an enterprise risk assessment annually and present the results to the Audit Committee of the Board of Directors. Further, our Chief Technology Officer (“CTO”) actively participates in the ERM program, including through diligence conducted as part of the broader ERM program.

Our CTO has direct responsibility for cybersecurity and overseeing the Company’s cybersecurity strategy, policies, standards and processes. Our CTO has more than 25 years of experience developing user-centric consumer marketplaces and artificial intelligence products and has held various leadership roles in product development, product design and data science. The CTO is supported by two senior risk, compliance, and security leaders who engage regularly with the CTO to manage cybersecurity and compliance risks. Additionally, the Company’s cybersecurity team is comprised of experienced information security professionals dedicated to protecting the company’s assets. The CTO receives regular updates on security, compliance risks and initiatives and provides a quarterly cybersecurity risk and incident review to GoHealth’s Internal Compliance Committee. This committee includes cross-functional senior leadership members, including C-suite executives and personnel from legal, compliance and internal audit.

GoHealth’s cybersecurity risk management program is based on industry standards and best practices, aligning with the Center for Internet Security and the National Institute of Standards and Technology (NIST) Cybersecurity Frameworks. The Company conducts control self-assessments and risk assessments in collaboration with assigned control owners and risk owners to evaluate the maturity and effectiveness of its cybersecurity processes. Based on prior third-party assessments, GoHealth has completed the majority of its Governance, Risk and Compliance (GRC) roadmap initiatives and is currently deploying various comprehensive security tools and programs to further strengthen its cybersecurity posture.

GoHealth engages with a range of additional third-party cybersecurity service providers, assessors and auditors to evaluate and enhance the effectiveness of its cybersecurity program. Services provided by these third parties include endpoint and network monitoring, vulnerability scanning, penetration testing and security and compliance posture assessments. To mitigate risks associated with third-party sources, the Company requires third parties with access to personal, confidential or proprietary information to implement and maintain cybersecurity practices consistent with applicable legal standards and industry best practices and to enter into business associate agreements containing contractual provisions with respect to the handling of such information. GoHealth also conducts risk-based information security assessments of these third parties prior to engaging with them.

The Company has established cybersecurity and information security awareness training programs. Formal training on topics relating to the Company’s cybersecurity, data privacy and information security policies and procedures is mandatory at least annually for all employees and contractors with access to the Company’s network. In addition to the annual security training requirement, employees participate in monthly phishing tests, and where appropriate, additional security awareness follow-up training in response to such tests. Training is supplemented through periodic Company communications encouraging all employees and contractors to promptly report security events, incidents and abnormal system behavior.

As cybersecurity incidents occur, the Company’s cybersecurity team focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of an incident, the cybersecurity team assesses, among other factors, safety impact, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with support from external technical, legal and law enforcement support, as appropriate.

As of the date of this 2024 Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, its business strategy, results of operations or financial condition; however, we cannot provide assurance that these threats will not result in such an impact in the future, as discussed in the risk factors entitled “Risks Related to Our Business” and “Risks Related to Our Intellectual Property and Technology” in Part I, Item 1A. of this 2024 Annual Report on Form 10-K.

Governance

GoHealth, Inc.	2024 Form 10-K	41

The Board of Directors recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The Board of Directors is responsible for overseeing overall risk management for the Company, including review and approval of the ERM approach and processes implemented by management to identify, assess, manage and mitigate risk. The Audit Committee is central to the Board of Director’s oversight of cybersecurity risks and bears the primary responsibility for assessing and managing the Company’s material risks from cybersecurity threats.

Cybersecurity risk oversight is also a key area of focus for management. As discussed above, the CTO is primarily responsible for the cybersecurity program, strategy, policy, standards and processes. On a quarterly basis, or more frequently if a need arises, the CTO presents a briefing to the Audit Committee regarding the Company’s cybersecurity program. The presented topics include, but are not limited to, the status of ongoing cybersecurity initiatives, incident reports and compliance with industry standards. Potentially material cybersecurity matters are escalated to the Audit Committee and/or the full Board of Directors, as appropriate, for risk oversight.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Chicago, Illinois, and consists of approximately 91,297 square feet of space used to support our marketing and advertising, technology and general and administrative functions. We believe our existing properties are in good operating condition and are suitable for the conduct of our business.
As part of our continued cost savings initiatives during the twelve months ended December 31, 2024, 2023 and 2022, we evaluated our portfolio of properties to identify where we no longer utilize the property for our business operations. As a result, we have entered into or are actively seeking sublease and termination agreements. This evaluation resulted in the complete or partial impairments of certain leased properties, including properties in Chicago, Illinois, Lindon, Utah and Charlotte, North Carolina. For additional information about the operating lease impairment charges related to our leased properties, see Note 3, “Fair Value Measurements” and Note 11, “Leases.”
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for information about legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Vijay Kotte	47	Chief Executive Officer
Brendan Shanahan	62	Chief Financial Officer
Michael Hargis	53	Chief Operating Officer
Brad Burd	47	Chief Legal Officer and Corporate Secretary
Executive Officers
Vijay Kotte joined GoHealth as Chief Executive Officer in 2022 and serves on the Company’s Board of Directors. Mr. Kotte holds a Bachelor’s degree in Business Administration with a focus on Finance and Organizational Management from Emory University and a MBA from the Kellogg School of Management, Northwestern University.
Brendan Shanahan joined GoHealth as Chief Financial Officer in 2024. Mr. Shanahan holds a Bachelor’s degree in Business Administration from The Citadel and an MBA from Hofstra University.
Michael Hargis joined GoHealth in 2022 as Chief Customer Experience Officer and began his role as Chief Operating Officer in July 2023. Mr. Hargis holds a Bachelor’s degree in Business Administration from Thomas More University and an MBA from the Kellogg School of Management, Northwestern University.
Brad Burd has been with GoHealth since 2011 and has served as GoHealth’s Chief Legal Officer and Corporate Secretary since February 2024. Mr. Burd holds a Bachelor’s degree in finance from Miami University in Oxford, Ohio and a Juris Doctor degree from the University of Cincinnati College of Law.

GoHealth, Inc.	2024 Form 10-K	42

The following table provides information regarding our members of our Board of Directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Clinton Jones	47	Co-Founder, Co-Chairman of the Board of Directors
Brandon Cruz	47	Co-Founder, Co-Chairman of the Board of Directors
Vijay Kotte	47	Director and Chief Executive Officer
David Fisher	55	Director
Jeremy Gelber	49	Director
Karolina Hilu	43	Director
Abhiraj Modi	35	Director
Alexander Timm	36	Director
Alan Wheatley	57	Director

GoHealth, Inc.	2024 Form 10-K	43

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades under the symbol “GOCO” on The Nasdaq Global Market and has been publicly traded since July 15, 2020. Prior to this time, there was no public market for our Class A common stock.
As of February 20, 2025, there were 1 and 9 Class A and Class B common stockholders of record, respectively. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
Any future determination to declare and pay cash dividends on our Class A common stock, if any, will be made at the discretion of our Board of Directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions and other factors our Board of Directors may deem relevant.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchaser
A total of 149,000 shares of Class A common stock were withheld to cover the tax liability resulting from the vesting of restricted stock units during the twelve months ended December 31, 2024. These withheld shares are recorded as treasury stock on the Consolidated Balance Sheets.
The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2024 in accordance with Item 703 of Regulation S-K:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of publicly announced plans or programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	2,848	$9.36	—	$—
November 1, 2024 - November 30, 2024	—	—	—	—
December 1, 2024 - December 31, 2024	—	—	—	—

GoHealth, Inc.	2024 Form 10-K	44

(1) During the three months ended December 31, 2024, 2,848 shares of common stock were withheld by the Company pursuant to provisions in agreements with recipients of restricted stock units granted under the Company’s 2020 Incentive Award Plan allowing the Company to withhold the number of shares having the fair value equal to the tax withholding due.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form 10-K, including the Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties described in this 2024 Annual Report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
Unless otherwise noted, all dollars are in thousands. In certain cases, numbers and percentages in the tables below may not foot due to rounding.
Overview

We are a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, we believe we are uniquely positioned as a trusted partner to the 67 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult. Seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. We partner with health plans that provide access to high quality health plans across all 50 states and the District of Columbia.
Update on Business Trends and Strategy

GoHealth has evolved from a traditional Medicare enrollment company to a Medicare engagement company, focusing on forging high-quality relationships with our consumers. This shift emphasizes a more integrated and interactive approach to consumer care and reflects how our Encompass operating model puts the consumer at the center of all our activities, including how we market, support enrollment activities, provide administrative services, utilize our proprietary technology and ultimately deliver a high-quality solution to those we serve. We believe our end-to-end Encompass model offers a differentiated way for Medicare beneficiaries to navigate the complex Medicare Advantage plan selection process and begin to utilize their new plan benefits with greater confidence.

The Encompass operating model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing revenue we receive when GoHealth’s internal agents or our external agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services our internal agents or our external agents provide that support enrollment and engagement activities in which GoHealth is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized.

The enrollment and engagement services offered through our non-agency model are strategically designed to enhance the consumer experience, reflecting our focus on building trusted, long-term relationships with our consumers. Non-agency revenue for the twelve months ended December 31, 2024 represented 27% of total Medicare revenue compared to 38% of total Medicare revenue for the twelve months ended December 31, 2023. The shift from non-agency to agency revenue is a result of changing carrier mix within the non-agency channel. The mix of agency and non-agency contracts is dependent on the plans most suitable for the consumers we serve and is impacted by changing market dynamics as further described below.

We continue to refine our Encompass operating model through investments in technology. For example, since its launch in 2023, we have continued to develop our PlanFit CheckUp utilizing analytics from over thirty million consumer touchpoints and machine

GoHealth, Inc.	2024 Form 10-K	45

learnings to help our licensed agents accurately match consumers with the best Medicare plans for their needs. PlanFit CheckUp enables consumers to regularly assess the appropriateness of their current plan through a data-driven customized process, guided by the trusted expertise of a licensed GoHealth agent. In addition to further developing PlanFit Checkups, we are investing in technologies like Customer 360. Customer 360 provides a unified view of the consumer across every touchpoint to ensure high-quality, personalized service at every point of the consumer journey.

This year, driven by artificial intelligence and automation, we focused on streamlining processes and improving call handle times. As part of this effort, we launched Encompass Express, an enhanced, consumer-centric operating model built on the foundation of our original Encompass workflow. Encompass Express includes streamlined scripting and hand-offs, utilizing technology-driven standardization and automation to deliver efficiency and enhance the consumer experience while maintaining quality.

The introduction in April 2024 of the Centers for Medicare and Medicaid Services (“CMS”) final rate notice on commissions for the 2025 plan year and the Final 2025 Marketing Rule (the “CMS Final Rule”) had implications for Medicare Advantage plans. Specifically, we saw more dynamic consumer shopping behaviors during the 2024 Medicare annual enrollment period (“AEP”) as a result of changing benefit structures. We delivered on our targeted marketing efforts to help health plan partners achieve targeted growth in specific markets and products. As the landscape becomes more complex, we believe GoHealth’s role as a reliable guide becomes increasingly critical. We continue to prepare for and analyze the implications of the forthcoming final rate notice on commissions for the 2026 plan year with our health plan partners and are closely monitoring its effects on the Medicare landscape. Further discussion of how changes and developments in the laws and regulations governing the health insurance markets in the U.S. could materially affect our business, operating results, financial condition and qualified prospects is included under the heading “Item 1A. Risk Factors” in this 2024 Annual Report on Form 10-K.

On September 30, 2024, we completed the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a health insurance marketplace that helps Medicare beneficiaries compare Medicare Advantage and Medicare Supplement plans and enroll in the plan that is right for them. The addition of e-TeleQuote expands our agent capacity, which we believe allows us to meet the high demand for Medicare Advantage shopping without the need for further hiring, thus optimizing our consumer acquisition efforts. Through the integration of e-TeleQuote’s licensed agents, we believe we are well-positioned to leverage this expanded agent base, strengthening our market position and expanding our capacity to deliver high-quality consumer experiences.

Additionally, the Company made the strategic decision to exit its Non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business. The exit was completed during the second quarter of 2023. During the twelve months ended December 31, 2024, Non-Encompass BPO Services contributed no revenues. During the twelve months ended December 31, 2023 and 2022, Non-Encompass BPO Services contributed $9.3 million and $87.4 million to net revenues, respectively.

During the first quarter of 2023, the Company reorganized its operations from four operating and reportable segments to one operating and reportable segment. The change reflects how the chief operating decision-maker (“CODM”) evaluates the Company’s operating and financial performance on a consolidated basis and is consistent with changes made to the Company’s internal reporting structure. Additionally, the single operating segment aligns with the Company’s shift in focus towards Medicare products. All prior period comparative segment information was recast to reflect the current single operating segment in accordance with ASC 280, Segment Reporting.

Ownership

GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the twelve months ended December 31, 2024, 2023, and 2022 were 56.2%, 58.2% and 61.1%, respectively.

The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of December 31, 2024, is as follows:

GoHealth, Inc.	2024 Form 10-K	46

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

The Company implemented the Reverse Stock Split, which became effective on November 17, 2022. Please refer to Note 6, “Stockholders' Equity” of the Notes to Consolidated Financial Statements for more information on the Reverse Stock Split.

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

GoHealth, Inc.	2024 Form 10-K	47

Results of Operations
The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023. A discussion and analysis regarding our results of operations for fiscal year 2023 compared to fiscal year 2022 that are not included in this Annual Report on Form 10-K can be found in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
The following table sets forth the components of our results of operations for the periods presented:

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Net revenues	$798,894	$734,671	$631,675
Operating expenses:
Revenue share	130,612	158,961	187,670
Marketing and advertising expense	235,696	205,042	207,559
Consumer care and enrollment	222,414	209,234	260,902
Technology expense	41,046	43,302	46,094
General and administrative	82,116	93,069	116,530
Amortization of intangible assets	94,057	94,057	94,057
Operating lease impairment charges	—	2,687	25,345
Intangible asset impairment charges	—	10,000	—
Restructuring and other related charges	—	—	12,184
Total operating expenses	805,941	816,352	950,341
Income (loss) from operations	(7,047)	(81,681)	(318,666)
Interest expense	72,868	69,472	57,069
Gain on bargain purchase	(84,492)	—	—
Loss on extinguishment of debt	10,463	—	—
Other (income) expense, net	(834)	(37)	(115)
Income (loss) before income taxes	(5,052)	(151,116)	(375,620)
Income tax expense (benefit)	2,267	154	764
Net income (loss)	(7,319)	(151,270)	(376,384)
Net income (loss) attributable to noncontrolling interests	(4,391)	(88,013)	(227,678)
Net income (loss) attributable to GoHealth, Inc.	$(2,928)	$(63,257)	$(148,706)
Non-GAAP financial measures:
EBITDA	$173,706	$24,104	$(211,549)
Adjusted EBITDA	$120,319	$75,091	$(129,776)
Net income (loss) margin	(0.9)%	(20.6)%	(59.6)%
Adjusted EBITDA margin	15.1%	10.2%	(20.5)%
The following is our net revenues and results thereof for the twelve months ended December 31, 2024 and 2023:

Net revenues	Twelve months ended Dec. 31,
	2024	2023	$ Change	% Change
	$798,894	$734,671	$64,223	8.7%
The $64.2 million, or 8.7% increase compared to the prior year period was primarily attributable to an increase in agency revenue driven by an increase in Submissions for which GoHealth is the agent of record, partially offset by a decrease in non-agency revenue. The decrease in non-agency revenue compared to the prior year is reflective of a shift from non-agency to agency revenue as a result of changing health plan partner mix within the non-agency channel. The increase was further offset by a decrease in revenues associated with the strategic decision to exit our Non-Encompass BPO Services, which was completed during the second quarter of 2023.
The following are our key components of operating expenses and results thereof for the twelve months ended December 31, 2024 and 2023:

Revenue share	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$130,612	$158,961	$(28,349)	(17.8)%	16.3%	21.6%

GoHealth, Inc.	2024 Form 10-K	48

The $28.3 million, or 17.8% decrease was primarily driven by a decrease in Submissions generated by our external agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners.

Marketing and advertising expense	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$235,696	$205,042	$30,654	15.0%	29.5%	27.9%
The $30.7 million, or 15.0% increase was primarily attributable to an increase in our marketing and advertising spend to generate more qualified prospects, which contributed to an increase in Submissions generated by our internal agents. The increases were partially offset by the decline in payments to our external marketing partners driven by a decline in Submissions generated by our external agents.

Consumer care and enrollment	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$222,414	$209,234	$13,180	6.3%	27.8%	28.5%
The $13.2 million, or 6.3% increase was primarily attributable to an increased agent headcount during the 2024 AEP associated with the e-TeleQuote acquisition.

Technology expense	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$41,046	$43,302	$(2,256)	(5.2)%	5.1%	5.9%
The $2.3 million, or 5.2% decrease was primarily attributable to a decrease in share-based compensation expense for technology employees.

General and administrative	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$82,116	$93,069	$(10,953)	(11.8)%	10.3%	12.7%
The $11.0 million, or 11.8% decrease was primarily attributable to a decrease in expense related to legal fees for the Securities Class Action (as defined and discussed further in Note 12, “Commitments and Contingencies”) and a decrease in share-based compensation expense, partially offset by an increase in cost associated with the e-TeleQuote acquisition.

Amortization of intangible assets	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$94,057	$94,057	$—	—%	11.8%	12.8%
Amortization of intangible assets expense was $94.1 million for both the twelve months ended December 31, 2024 and 2023, and relates to the amortization of developed technology and customer relationships.

Operating lease impairment charges	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$—	$2,687	$(2,687)	(100.0)%	—%	0.4%
As part of our continued cost savings initiatives, we are actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $2.7 million in operating lease impairment charges during the twelve months ended December 31, 2023.

Intangible asset impairment charges	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$—	$10,000	$(10,000)	(100.0)%	—%	1.4%
During the twelve months ended December 31, 2023, we recorded an impairment charge of $10.0 million to write down the carrying value of the indefinite-lived trade names intangible asset to its fair value of $73.0 million.

GoHealth, Inc.	2024 Form 10-K	49

Interest expense	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$72,868	$69,472	$3,396	4.9%	9.1%	9.5%
The $3.4 million, or 4.9% increase was primarily attributable to an increase in interest expense related to our outstanding Revolving Credit Facilities.

Gain on bargain purchase	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$(84,492)	$—	$(84,492)	NM	(10.6)%	—%
NM = Not meaningful
We recognized a gain on bargain purchase of $84.5 million for the twelve months ended December 31, 2024 related to the e-TeleQuote acquisition. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred.

Loss on extinguishment of debt	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$10,463	$—	$10,463	NM	1.3%	—%
We recognized a loss on extinguishment of debt of $10.5 million for the twelve months ended December 31, 2024 related to the extinguishment of the Term Loan Facilities.

Non-GAAP Financial Measures
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Consolidated Financial Statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax (benefit) expense and depreciation and amortization expense, or EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, Adjusted EBITDA is the primary financial performance measure used by management to evaluate the business and to monitor its results of operations.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable GAAP financial measures are presented in the tables furnished below in this Annual Report on Form 10-K. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

GoHealth, Inc.	2024 Form 10-K	50

	Twelve months ended Dec. 31,
Non-GAAP Financial Measures	2024	2023	2022
Net revenues	$798,894	$734,671	$631,675
Net income (loss)	(7,319)	(151,270)	(376,384)
Interest expense	72,868	69,472	57,069
Income tax expense (benefit)	2,267	154	764
Depreciation and amortization expense	105,890	105,748	107,002
EBITDA	173,706	24,104	(211,549)
Gain on bargain purchase[1]	(84,492)	—	—
Share-based compensation expense[2]	11,281	19,564	32,124
Loss on extinguishment of debt[3]	10,463	—	—
Professional services[4]	3,671	1,548	4,752
Legal fees[5]	2,917	14,840	3,478
Severance costs[6]	2,480	1,920	3,340
Other (income) loss related to the adjustment of liabilities under the Tax Receivable Agreement[7]	293	428	550
Operating lease impairment charges[8]	—	2,687	25,345
Restructuring and other related charges[9]	—	—	12,184
Intangible asset impairment charges[10]	—	10,000	—
Adjusted EBITDA	$120,319	$75,091	$(129,776)
Net income (loss) margin	(0.9)%	(20.6)%	(59.6)%
Adjusted EBITDA margin	15.1%	10.2%	(20.5)%

(1)Represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred related to the acquisition of e-TeleQuote, as further described in Note 15, Acquisitions.
(2)Represents non-cash share-based compensation expense relating to equity awards as well share-based compensation expense relating to liability classified awards that will be settled in cash.
(3)Represents the loss on debt extinguishment related to the write-down of deferred debt discount and debt issuance costs in conjunction with the refinancing of the Term Loan Facilities.
(4)Represents costs associated with non-routine consulting fees and other professional services.
(5)Represents legal fees, settlement accruals and other expenses related to certain acquisitions, litigation, Credit Agreement amendments and other non-routine legal or regulatory matters.
(6)Represents severance costs and other fees associated with a reduction in workforce unrelated to restructuring activities.
(7)Represents expense related to the measurement of our TRA obligation.
(8)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values.
(9)Represents employee termination benefits and other associated costs related to restructuring activities, as described in Note 14, “Restructuring Costs” of the Notes to Consolidated Financial Statements.
(10)Represents an indefinite-lived intangible asset impairment charge for the twelve months ended December 31, 2023.

Adjusted EBITDA	Twelve months ended Dec. 31,				% of Net Revenues
	2024	2023	$ Change	% Change	2024	2023
	$120,319	$75,091	$45,228	60.2%	15.1%	10.2%

The $45.2 million, or 60.2% increase for the twelve months ended December 31, 2024 compared to the prior year period was primarily due to an increase in net revenues and improved operating efficiencies enabled by agent productivity, targeted marketing and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics

In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics for our single operating and reportable segment are furnished in the tables below (unaudited).

The following are our Submissions, Sales per Submission and Direct Operating Cost per Submission for the periods presented:

	Twelve months ended Dec. 31,
	2024	2023	2022
Submissions	1,016,182	826,159	862,656
Sales per Submission	$781	$866	$915
Direct Operating Cost per Submission	$578	$683	$747

Submissions

GoHealth, Inc.	2024 Form 10-K	51

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
The following table presents the number of Submissions for the periods presented:

Submissions	Twelve months ended Dec. 31,
	2024	2023	$ Change	% Change
	1,016,182	826,159	190,023	23.0%

The increase for the twelve months ended December 31, 2024 compared to the prior year period was primarily attributable to an increase in Submissions generated by GoHealth’s internal network of agents, powered by our enhanced marketing efforts, investments in technology and an increased agent headcount as a result of the e-TeleQuote acquisition. The increase was partially offset by a decrease in Submissions generated by our external agents due to broader market pressures impacting our external broker partners.

Sales Per Submission

Sales per Submission is an operating metric that represents the average performance of Submissions generated during the reporting period. Sales per Submission refers to (x) the sum of (i) aggregate commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) non-agency revenue and (iii) partner marketing and other revenue, divided by (y) the number of Submissions for such period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions. Sales per Submission is not meant to be considered as an indicator of financial performance in isolation from or as a substitute for the Company’s net revenues. Management uses this metric to measure the performance of the Submissions generated in a reporting period by reviewing and presenting average performance on a per Submission basis over time.

The numerator of Sales per Submission includes revenues generated by Submissions produced in the reporting period through both our agency and non-agency models. The mix of agency and non-agency contracts could impact Sales per Submission. The Company has a portfolio of agency and non-agency contracts, varying by health plan partner and product, and the mix of these contracts is dependent on the plans most suitable for the consumers we serve.

Agency revenue refers to the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in this Annual Report on Form 10-K. Agency revenue includes partner marketing revenue, in which the Company is compensated by its health plan partners for providing marketing services over a predetermined measurement period. The Company recognizes partner marketing revenue over the measurement period as Submissions are generated and generally gets paid a fixed fee per Submission that results in either a policy effectuating or staying in-force through the rapid disenrollment period, or 90 days post-effectuation.

Non-agency revenue refers to enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. The Company does not receive commissions on subsequent renewals for non-agency Submissions. For more information on the Company’s agency and non-agency revenue, refer to Note 10, “Revenue.”

The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Twelve months ended Dec. 31,
	2024	2023	$ Change	% Change
	$781	$866	$(85)	(9.8)%

GoHealth, Inc.	2024 Form 10-K	52

The decrease for the twelve months ended December 31, 2024 compared to the prior year period was primarily attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel. The decrease was further attributable to a decline in LTV rates due to lower persistency.

Direct Operating Cost Per Submission

Direct Operating Cost per Submission is an operating metric that represents the average performance of Submissions generated during the reporting period. Direct Operating Cost per Submission measures costs directly attributable to Submissions generated in the period and excludes costs that are indirect or fixed. The numerator of Direct Operating Cost per Submission, referred to as Direct Operating Cost of Submission, is the portion of the respective operating expenses for revenue share, marketing and advertising and consumer care and enrollment that are directly related to the Submissions generated in the reporting period. Management uses this metric to measure the cost of the Submissions generated in a reporting period by reviewing and presenting average cost on a per Submission basis over time.

Revenue share represents variable expense related to agency and non-agency Submissions generated in the reporting period by our external agents with whom we have a revenue-sharing arrangement. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as the impact to revenue share resulting from revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods by our external agents. Marketing and advertising expense consists primarily of expenses associated with acquiring consumers through the Company’s direct, online advertising and marketing partner channels as well as through online, television and direct mail advertisements. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Such costs are direct and variable with Submissions. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense. Consumer care and enrollment expenses primarily consist of compensation and benefits costs for enrollment personnel who assist consumers during the health plan enrollment and application processes and such expenses are generally variable with Submissions. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense and Non-Encompass BPO Services.

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost Per Submission	Twelve months ended Dec. 31,
	2024	2023	$ Change	% Change
	$578	$683	$(105)	(15.4)%

The decrease for the twelve months ended December 31, 2024 compared to the prior year period was primarily attributable to improvements in agent productivity through enhanced training programs and investment in our technology. Our focus on Direct Operating Cost per Submission enables us to effectively manage expenses and investment in a highly regulated industry where benefits change annually, contracting dynamics change annually and consumer behavior can vary.

Sales/Direct Operating Cost of Submission

Sales/Direct Operating Cost of Submission represents the numerator of Sales per Submission, as defined above, divided by Direct Operating Cost of Submission, as defined above.

The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

	Twelve months ended Dec. 31,
	2024	2023	2022
Direct Operating Cost of Submission	$587,371	$563,552	$644,706
Sales/Direct Operating Cost of Submission	1.4	1.3	1.2

The increase in Sales/Direct Operating Cost of Submission compared to the prior year was primarily attributable to improvements in agent productivity through enhanced training programs and investment in our technology. The increase in Direct Operating Cost of Submission compared to the prior year was primarily attributable to increases in marketing and advertising and consumer care and enrollment expenses, partially offset by a decrease in revenue share.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted, see Note 1. “Description of Business and Significant Accounting Policies,” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
Liquidity and Capital Resources

GoHealth, Inc.	2024 Form 10-K	53

Overview
Our liquidity needs primarily include working capital and debt service requirements. At December 31, 2024, cash and cash equivalents totaled $40.9 million. We believe that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities, as described further below, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, as described further below, if necessary. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the twelve months ended December 31, 2024, 2023, and 2022;

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$(21,607)	$109,141	$60,904
Net cash provided by (used in) investing activities	$3,807	$(13,732)	$(13,512)
Net cash provided by (used in) financing activities	$(32,033)	$(21,106)	$(115,051)
Operating Activities
Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation, depreciation and amortization, amortization of intangible assets, amortization of debt discount and issuance costs, intangible impairment charges, loss on extinguishment of debt, operating lease impairment charges, deferred tax liability, non-cash restructuring charges, non-cash lease expense, gain on bargain purchase and the effect of changes in working capital and other activities.
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
Net cash used in operating activities was $21.6 million for the twelve months ended December 31, 2024, compared to net cash provided by operating activities of $109.1 million for the twelve months ended December 31, 2023. The $130.7 million decrease was primarily driven by a decrease in cash from working capital components from commissions receivable, other liabilities, accounts payable, accounts receivable and accrued liabilities. The decrease was partially offset by an increase in cash from working capital components from prepaid assets and other current assets and commissions payable, as well as an increase in net income (loss).
Investing Activities
Net cash provided by investing activities increased to $3.8 million for the twelve months ended December 31, 2024, from $13.7 million net cash used in investing activities for the twelve months ended December 31, 2023. The change was primarily driven by the acquisition of e-TeleQuote, partially offset by an increase in capitalized internal-use software related to new technology, software and systems.
Financing Activities
Net cash used in financing activities was $32.0 million for the twelve months ended December 31, 2024, from $21.1 million for the twelve months ended December 31, 2023. The increase was primarily driven by an increase in repayments of our Term Loan Facilities, an increase in payments related to debt issuance costs related to the Amended and Restated Credit Agreement, partially offset by an increase in borrowings under the Revolving Credit Facilities and a decrease in payments of preferred stock dividends compared to the prior year period.

Term Loan Facilities

During 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (as amended from time to time, the “Credit Agreement”) which provided for, among other items as further described below, (i) $117.0 million of incremental term loans (the

GoHealth, Inc.	2024 Form 10-K	54

“Incremental Term Loan Facility”), (ii) a new class of incremental term loans (the ”2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million and (iii) a new class of incremental term loans (the “2021-2 Incremental Term Loans”) in an aggregate principal amount equal to $100.0 million. The Company collectively refers to the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans as the “Term Loan Facilities.”

On November 4, 2024 (the “Effective Date”), the Borrower entered into the Amendment and Restatement Agreement, which amended and restated the Credit Agreement to provide for, among other items as further described below, a new class of term loan facilities (the “New Term Loan Facility”) in an aggregate principal amount equal to $475.0 million. The proceeds of the New Term Loan Facility were used to (i) refinance the $427.7 million principal amount outstanding as of the Effective Date under the Term Loan Facilities (ii) pay all accrued and unpaid interest related to the foregoing and (iii) pay related fees and expenses. In connection with the refinancing of the Term Loan Facilities, the Company recognized a $10.5 million loss on extinguishment of debt, representing the write-down of deferred debt discount and debt issuance costs of the extinguished Term Loan Facilities. In connection with the New Term Loan Facility, the Borrower incurred $16.6 million of debt discount and $1.6 million of debt issuance costs, which are being amortized over the life of the debt to interest expense using the effective interest method. Beginning on March 31, 2025, principal payments equal to 2.00% of the outstanding principal balance per annum of the New Term Loans will be paid in equal quarterly installments. To the extent not previously paid, the New Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029.

As of December 31, 2024, the Company had a principal amount of $475.0 million outstanding under the New Term Loan Facility and no principal amounts outstanding under Term Loan Facilities. The effective interest rate of the New Term Loan Facility was 12.06% at December 31, 2024. As of December 31, 2023, the Company had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, 2021 Incremental Term Loans and 2021-2 Incremental Term Loans, respectively. The effective interest rate of the Term Loan Facilities was 13.0% at December 31, 2023.

Mandatory Prepayments
Subject to the terms of the Credit Agreement, the lenders accepted the Company’s offer of an Excess Cash Flow prepayment (as defined in the Credit Agreement prior to the Effective Date of the Amended and Restated Credit Agreement) in connection with fiscal year 2022, and as such, the Company paid $14.0 million during the second quarter of 2023. During the twelve months ended December 31, 2024, the Borrower paid two prepayments totaling $75.0 million pursuant to Amendment No. 11. No other mandatory prepayments were required or made during the twelve months ended December 31, 2024, 2023 or 2022.
See Note 5, “Long-Term Debt,” to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the Company’s term loans.
Revolving Credit Facilities

Through a series of amendments during 2020 and 2021, the Credit Agreement provided for a revolving credit facility in an aggregate principal amount of $200.0 million which was separated into two classes of revolving commitments consisting of Class A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million, each maturing on September 13, 2024. Pursuant to Amendment No. 11, effective March 12, 2024, lenders consenting to an extension to the maturity of their respective commitments formed a new tranche of Class A Revolving Commitments (the “New Class A Revolving Commitments”) and the non-consenting lenders remained part of the existing Class B Revolving Commitments. Each consenting lender received a 50% commitment reduction, resulting in a total of $88.5 million available to the Company under the New Class A Revolving Commitments, with $23.0 million remaining available to the Company under the Class B Revolving Commitments. The New Class A Revolving Commitments mature on June 30, 2025 and bear interest at either ABR plus 5.50% per annum or SOFR plus 6.50% per annum. The remaining Class B Revolving Commitments matured on September 13, 2024 and bore interest at either ABR plus 3.00% per annum or SOFR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum on undrawn amounts under the New Class A Revolving Commitments.

The Amendment and Restatement Agreement, which amended and restated the Credit Agreement, provided for, among other items, an additional revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility”), which will be made available to the Borrower upon the termination of the New Class A Revolving Commitments on or prior to June 30, 2025 (the “New Class A Revolving Facility Termination Date”). Outstanding borrowings under the Class A-1 Revolving Credit Facility are due and payable on November 4, 2029. The proceeds of any loans under the Class A-1 Revolving Credit Facility, once available, may be used to repay the New Class A Revolving Loans that remain outstanding on June 30, 2025, to finance working capital needs and for general corporate purposes. At the option of the Borrower and prior to the New Class A Revolving Facility Termination Date, the Class A-1 Revolving Credit Facility will bear interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum. After the New Class A Revolving Facility Termination Date, the Class A-1 Revolving Credit Facility will bear interest at either (i) ABR plus 6.25% per annum or (ii) SOFR plus 7.25% per annum. The Borrower is required to pay a commitment fee of 1% per annum on undrawn amounts under the Class A-1 Revolving Credit Facility.
As of December 31, 2024 the Company had $30.0 million outstanding under the New Class A Revolving Credit Facility and no amounts outstanding under the Class A-1 Revolving Credit Facility. The New Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility had a remaining capacity of $58.5 million and $35.0 million, respectively, as of December 31, 2024. The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of December 31, 2023. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities had a remaining capacity of $200.0 million in the aggregate as of December 31, 2023.

GoHealth, Inc.	2024 Form 10-K	55

See Note 5, “Long-Term Debt,” to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the Company’s Credit Facilities.
Seasonality
The Medicare annual enrollment period (“AEP”) occurs from October 15th to December 7th. As a result, and in general, we experience an increase in the number of Submissions during the fourth quarter and an increase in expense related to the Submissions during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, Submissions are typically second-highest in the first quarter. The second and third quarters are known as special election periods, during which Submissions are typically lowest. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during AEP, but because commissions from approved consumers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of Submissions during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of Submissions during the fourth quarter.
Critical Accounting Policies and Estimates
The preparation of Consolidated Financial Statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.
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
•Liabilities pursuant to the TRA.
Commission Revenue Recognition and Commissions Receivable
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services.
Significant management judgments and estimates must be made to determine the commission revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of commission revenue recognized could result. The accounting estimates and judgments related to the recognition of commission revenue require us to make assumptions about numerous factors, such as the determination of performance obligations and determination of the transaction price. The estimate of renewal commissions is considered variable consideration in the transaction price and requires significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed. We utilize the expected value approach to do this, incorporating a combination of historical lapse and premium increase data, available industry and health plan partner experience data, historical payment data by health plan partner, as well as current forecast data to estimate forecasted renewal commissions, and then to constrain commission revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration is subsequently resolved when the policy terminates.
Commissions receivable includes the variable consideration for policies that may renew, and therefore, are subject to the same assumptions, judgments and estimates used when recognizing commission revenue as noted above. See Note 10, “Revenue,” for further discussion of commission revenue and commissions receivable.
Share-Based Compensation

GoHealth, Inc.	2024 Form 10-K	56

We grant share-based awards to employees and non-employee directors. Share-based awards include time-vesting profits units (“Time-Vesting Units”), restricted stock units (“RSUs”), stock options, performance stock units (“PSUs”) and stock appreciation rights ("SARs"). We recognize compensation expense for all share-based awards based on the estimated grant date fair value. Share-based compensation expense for Time-Vesting Units, RSUs, stock options and PSUs are recognized on a straight-line basis over the requisite service or performance period, which is generally three to five years. We recognize forfeitures as they occur.
The fair value of Time-Vesting Units and market-based PSUs are determined using a Monte Carlo simulation. Embedded in the simulation are several assumptions, including the expected life of the award, expected dividend yield, the risk-free interest rate and the expected volatility.

The fair value of RSUs and performance-based PSUs are determined based on the closing stock price on the grant date. For awards contingent on the achievement of a performance condition, we reassess the probability of attainment using assumptions of future earnings based on management’s most recent long-range forecast.
The fair value of stock options is calculated using a Black-Scholes pricing model. Embedded in the pricing model are several assumptions, including the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility.
The total initial fair value of the SARs is recorded as expense at the time of the grant for SARs with no future service requirement. The fair value of SARs with a future service requirement are recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes pricing model based on the life of the award, dividend yield, risk-free interest rate, volatility and our period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Consolidated Balance Sheets.
The assumptions we use represent management's best estimates. If factors change and different assumptions are used, our compensation expense for stock options could be materially different for future grants.
See Note 7, “Share-Based Compensation Plans,” for further discussion of share-based compensation.
Intangible Assets

Our trade names asset is an indefinite-lived intangible asset tested for impairment, using either a qualitative or quantitative approach, on November 30th of each year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting the qualitative assessment, we first determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions, industry and competitive conditions, legal and regulatory environment and actual and projected operating performance, among other factors. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. In the quantitative assessment for indefinite-lived intangible assets, an assessment is performed to determine the fair value of the indefinite-lived intangible asset. We may choose to bypass the qualitative assessment for an indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. If the carrying amount of our indefinite-lived intangible trade names exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determination of fair value involves significant estimates and assumptions including, among others, cash flow projections and selecting appropriate royalty and discount rates.
We performed a qualitative assessment for our annual indefinite-lived impairment test performed as of November 30, 2024. After consideration of the qualitative factors described above, we concluded that it is more likely than not that the fair value of the trade names asset exceeds the carrying value of such asset. As such, we did not perform a quantitative analysis at the assessment date and recorded no impairment charges during the twelve months ended December 31, 2024.
In connection with our annual indefinite-lived impairment test performed as of November 30, 2023, the Company determined that the fair value of our indefinite-lived trade names no longer exceeded their carrying value. As a result, during the twelve months ended December 31, 2023, we recorded an indefinite-lived trade names impairment charge of $10.0 million to write down the carrying value of the indefinite-lived trade names to their fair value of $73.0 million. Determination of fair value involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates. While we believe the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to our business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in our entity structure are all factors which may adversely impact the assumptions used in the valuation.
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

GoHealth, Inc.	2024 Form 10-K	57

See Note 4, "Intangible Assets, Net" for further discussion of our intangible assets.
Impairment of Operating Lease ROU Assets
The Company reviews operating lease right-of-use (“ROU”) assets, in conjunction with other long-lived assets, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, unless facts and circumstances indicate otherwise. During the twelve months ended December 31, 2024, 2023 and 2022, the Company was actively looking to terminate or sublease certain office spaces and call centers that were deemed no longer economically beneficial to the Company. As a result, these properties are considered individual asset groups for the purpose of testing for impairment.
The fair values were estimated using a discounted cash flow approach on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy. There are additional estimates and assumptions used to arrive at estimated future cash flows, including discount rate, downtime, abatement and commissions.
As a result of the impairment testing over certain operating lease ROU assets, the Company recorded operating lease impairment charges of $2.7 million and $25.3 million for the twelve months ended December 31, 2023 and 2022, respectively. There were no operating lease impairment charges for the twelve months ended December 31, 2024. See Note 3, “Fair Value Measurements,” for further discussion around fair value determinations.
Liabilities Pursuant to the TRA
In connection with the IPO, the Company entered into the TRA with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize) as a result of (1) the Company’s allocable share of existing tax basis acquired in connection with the Transactions (including the Blocker Company’s share of existing tax basis) and increases to such allocable share of existing tax basis; (2) increases in tax basis resulting from (a) the Company’s purchase of LLC Interests directly from GHH, LLC and the partial redemption of LLC Interests by GHH, LLC, (b) future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests for Class A common stock or cash, and (c) certain distributions (or deemed distributions) by GHH, LLC; and (3) certain additional tax benefits arising from payments made under the TRA. The Company may benefit from the remaining 15% of any tax benefits that the Company actually realizes.
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. The projection of future taxable income involves judgement and actual taxable income may differ from our estimates, which could impact the timing of payments under the TRA. If the Company determines that it will not be able to fully utilize all or part of the related tax benefits, the Company would reduce the portion of the TRA liability related to the tax benefits not expected to be utilized through earnings at that time.
As of December 31, 2024 and December 31, 2023, the Company determined that a $1.1 million and $0.8 million liability related to the Tax Receivable Agreement arose from the Transactions, respectively. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time. See Note 9, “Income Taxes” for further discussion of the TRA.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include disclosure under this item.

GoHealth, Inc.	2024 Form 10-K	58

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GoHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoHealth, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

GoHealth, Inc.	2024 Form 10-K	59

Revenue recognition: Estimated constrained lifetime value of commission revenue
Description of the Matter
The Company recognized commission revenue of approximately $507 million in 2024 and the related commissions receivable was approximately $1,054 million at December 31, 2024. As described in Notes 1 and 10 to its consolidated financial statements, the Company’s commission revenue is recognized as the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid as the policyholder remains with the same insurance product, also known as the constrained lifetime value (“LTV”) of the policy.

Auditing management’s determination of the LTV was complex and highly judgmental due to the complexity of the model used and the subjectivity required by the Company to: i. estimate the amount and timing of future cash flows, ii. calculate the amount of LTV that is probable of not being reversed, and iii. determine the timing and amount of any adjustment to revenue that results from changes in the estimates of previously recorded LTV based on an assessment of qualitative and quantitative factors, including actual cash received versus estimated cash collections of previously recorded LTV. The Company’s estimate of LTV is based on a number of assumptions, including forecasting persistency of a policyholder and forecasting the commission amounts probable to be received. These assumptions are based on historical experience, carrier experience, and industry data and incorporate management’s judgment in interpreting those trends and in applying constraints.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the methodology used and significant assumptions discussed above, testing the completeness and accuracy of the underlying data used by the Company, comparing contract terms to the underlying data, and agreeing amounts to cash receipts. We involved our valuation specialists to assist in our testing of the estimated persistency of policyholders, which includes policyholder attrition assumptions used to develop the LTV, including performing certain independent calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain vintages to historical cash collection experience, including reperforming the calculations and assessing the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of adjustments to LTV. We also inspected analyst reports, press releases, and other relevant third-party data for contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
February 27, 2025

GoHealth, Inc.	2024 Form 10-K	60

CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Twelve months ended Dec. 31,
	2024	2023	2022
Net revenues	798,894	734,671	631,675
Operating expenses:
Revenue share	130,612	158,961	187,670
Marketing and advertising expense	235,696	205,042	207,559
Consumer care and enrollment	222,414	209,234	260,902
Technology expense	41,046	43,302	46,094
General and administrative	82,116	93,069	116,530
Amortization of intangible assets	94,057	94,057	94,057
Operating lease impairment charges	—	2,687	25,345
Intangible asset impairment charges	—	10,000	—
Restructuring and other related charges	—	—	12,184
Total operating expenses	805,941	816,352	950,341
Income (loss) from operations	(7,047)	(81,681)	(318,666)
Interest expense	72,868	69,472	57,069
Gain on bargain purchase	(84,492)	—	—
Loss on extinguishment of debt	10,463	—	—
Other (income) expense, net	(834)	(37)	(115)
Income (loss) before income taxes	(5,052)	(151,116)	(375,620)
Income tax expense (benefit)	2,267	154	764
Net income (loss)	(7,319)	(151,270)	(376,384)
Net income (loss) attributable to noncontrolling interests	(4,391)	(88,013)	(227,678)
Net income (loss) attributable to GoHealth, Inc.	$(2,928)	$(63,257)	$(148,706)
Net loss per share (Note 8):
Net income (loss) per share of Class A common stock — basic and diluted	$(0.66)	$(7.19)	$(17.72)
Weighted-average shares of Class A common stock outstanding — basic and diluted	9,980	9,292	8,445
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-K	61

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve months ended Dec. 31,
	2024	2023	2022
Net income (loss)	$(7,319)	$(151,270)	$(376,384)
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	42	(238)
Comprehensive income (loss)	(7,374)	(151,228)	(376,622)
Comprehensive income (loss) attributable to noncontrolling interests	(4,422)	(87,988)	(227,831)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(2,952)	$(63,240)	$(148,791)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-K	62

GOHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Dec. 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$40,921	$90,809
Accounts receivable, net of allowance for doubtful accounts of $1 in 2024 and $27 in 2023	4,452	250
Commissions receivable - current	320,399	336,215
Prepaid expense and other current assets	34,639	49,166
Total current assets	400,411	476,440
Commissions receivable - non-current	733,161	575,482
Operating lease ROU asset	19,317	21,995
Property, equipment, and capitalized software, net	29,320	26,843
Intangible assets, net	302,497	396,554
Other long-term assets	3,717	2,256
Total assets	$1,488,423	$1,499,570
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,591	$17,705
Accrued liabilities	121,346	86,254
Commissions payable - current	98,771	127,265
Short-term operating lease liability	5,705	5,797
Deferred revenue	53,720	52,403
Current portion of long-term debt	39,500	75,000
Other current liabilities	4,419	5,589
Total current liabilities	338,052	370,013
Non-current liabilities:
Commissions payable - non-current	177,656	203,255
Long-term operating lease liability	34,900	39,547
Long-term debt, net of current portion	447,865	422,705
Deferred tax liability	22,350	—
Other non-current liabilities	9,200	9,095
Total non-current liabilities	691,971	674,602
Commitments and Contingencies (Note 12)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both December 31, 2024 and December 31, 2023. Liquidation preference of $54.6 million and $50.9 million as of December 31, 2024 and December 31, 2023, respectively.	52,962	49,302
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 10,614 and 9,823 shares issued; 10,292 and 9,651 shares outstanding as of December 31, 2024 and December 31, 2023, respectively.	1	1
Class B common stock – $0.0001 par value; 615,917 shares authorized; 12,711 and 12,814 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both December 31, 2024 and December 31, 2023.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both December 31, 2024 and December 31, 2023.	—	—
Treasury stock – at cost; 322 and 173 shares of Class A common stock as of December 31, 2024 and December 31, 2023, respectively.	(4,150)	(2,640)
Additional paid-in capital	669,346	654,059
Accumulated other comprehensive income (loss)	(151)	(127)
Accumulated deficit	(423,208)	(420,280)
Total stockholders’ equity attributable to GoHealth, Inc.	241,839	231,014
Non-controlling interests	163,599	174,639
Total stockholders’ equity	405,438	405,653
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,488,423	$1,499,570
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-K	63

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Twelve months ended Dec. 31, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653
Net loss								(2,928)		(4,391)	(7,319)
Issuance of Class A common shares related to share-based compensation plans	691	—					1,298				1,298
Share-based compensation expense							11,807				11,807
Foreign currency translation adjustment									(24)	(31)	(55)
Repurchase of shares to satisfy employee tax withholding obligations					(149)	(1,510)					(1,510)
Dividends paid on Series A redeemable convertible preferred stock							(3,661)				(3,661)
Forfeitures of Time-Vesting Units			(3)	—							—
Redemption of LLC Interests and other	100	—	(100)	—			5,843			(6,618)	(775)
Balance at Dec. 31, 2024	10,614	$1	12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599	$405,438

	Twelve months ended Dec. 31, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399
Net loss								(63,257)		(88,013)	(151,270)
Issuance of Class A common shares related to share-based compensation plans	625	—					939				939
Share-based compensation expense							19,549				19,549
Foreign currency translation adjustment									17	25	42
Repurchase of shares to satisfy employee tax withholding obligations					(160)	(2,295)					(2,295)
Dividends accrued on Series A redeemable convertible preferred stock							(3,566)				(3,566)
Forfeitures of Time-Vesting Units			(5)	—							—
Redemption of LLC Interests and other	235	—	(235)	—			10,868			(11,013)	(145)
Balance at Dec. 31, 2023	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653

GoHealth, Inc.	2024 Form 10-K	64

	Twelve months ended Dec. 31, 2022
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2022	7,699	$1	13,690	$1	—	$—	$561,477	$(208,317)	$(59)	$539,387	$892,490
Net loss								(148,706)		(227,678)	(376,384)
Issuance of Class A common shares related to share-based compensation plans	675	—					677				677
Share-based compensation expense							27,142				27,142
Foreign currency translation adjustment									(85)	(153)	(238)
Repurchase of shares to satisfy employee tax withholding obligations					(13)	(345)					(345)
Dividends accrued on Series A redeemable convertible preferred stock							(943)				(943)
Forfeitures of Time-Vesting Units			(47)	—							—
Redemption of LLC Interests and other	589	—	(589)	—			37,916			(37,916)	—
Balance at Dec. 31, 2022	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-K	65

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended Dec. 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$(7,319)	$(151,270)	$(376,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	11,281	19,549	27,142
Depreciation and amortization	11,833	11,691	12,945
Amortization of intangible assets	94,057	94,057	94,057
Amortization of debt discount and issuance costs	8,950	3,196	2,896
Gain on bargain purchase	(84,492)	—	—
Loss on extinguishment of debt	10,463	—	—
Deferred tax liability	4,480	—	—
Non-cash lease expense	4,039	4,016	4,017
Other non-cash items, net	3	(902)	(250)
Operating lease impairment charges	—	2,687	25,345
Intangible asset impairment charges	—	10,000	—
Non-cash restructuring charges	—	—	976
Changes in assets and liabilities:
Accounts receivable	(2,168)	5,386	12,574
Commissions receivable	(51,364)	119,706	231,274
Prepaid expenses and other assets	14,952	7,512	2,140
Accounts payable	(5,060)	2,556	(24,795)
Accrued liabilities	27,644	32,920	546
Deferred revenue	1,317	1,809	50,058
Commissions payable	(45,560)	(47,954)	(2,523)
Operating lease liabilities	(6,100)	(8,731)	(6,597)
Other liabilities	(8,563)	2,913	7,483
Net cash provided by (used in) operating activities	(21,607)	109,141	60,904
Investing Activities
Acquisition of business, net	17,536	—	—
Purchases of property, equipment and capitalized software	(13,729)	(13,732)	(13,512)
Net cash (used in) provided by investing activities	3,807	(13,732)	(13,512)
Financing Activities
Proceeds from borrowings	558,251	—	—
Repayment of borrowings	(556,047)	(15,336)	(160,270)
Payment of debt discount and issuance costs	(33,126)	—	(2,697)
Repurchase of shares to satisfy employee tax withholding obligations	(1,510)	(2,295)	(345)
Proceeds from stock option exercises	399	91	5
Proceeds from sale of Series A redeemable convertible preferred stock	—	—	50,000
Issuance cost payments from issuance of Series A redeemable convertible preferred stock	—	—	(1,641)
Payment of preferred stock dividends	—	(3,566)	—
Principal payments under capital lease obligations	—	—	(103)
Net cash provided by (used in) financing activities	(32,033)	(21,106)	(115,051)
Effect of exchange rate changes on cash and cash equivalents	(55)	42	(238)
Increase (decrease) in cash and cash equivalents	(49,888)	74,345	(67,897)
Cash and cash equivalents at beginning of period	90,809	16,464	84,361
Cash and cash equivalents at end of period	$40,921	$90,809	$16,464
Supplemental Disclosure of Cash Flow Information
Interest paid	$65,531	$55,345	$56,920
Income taxes paid	$416	$548	$486
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$252	$2	$123
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2024 Form 10-K	66

GOHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
GoHealth (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. GoHealth’s proprietary technology platform leverages modern machine-learning algorithms, powered by over two decades of insurance purchasing behavior, to reimagine the process of matching a health plan to a consumer’s specific needs. Coupled with highly skilled licensed agents, GoHealth’s unbiased, technology-driven marketplace has facilitated the enrollment of millions of consumers in Medicare plans since its inception. For further discussion of GoHealth’s business, refer to Item 1, “Business” of this Annual Report on Form 10-K.
Basis of Presentation and Significant Accounting Policies
The Company was incorporated in Delaware on March 27, 2020 for the purpose of facilitating an initial public offering (“the IPO”) and other related transactions in order to carry on the business of GHH, LLC, a Delaware limited liability company, and its controlled subsidiaries (collectively, "GHH, LLC"). Following the IPO and pursuant to a reorganization into a holding company structure, the Company is a holding company and its principal asset is a controlling equity interest in GHH, LLC. As the sole managing member of GHH, LLC, the Company operates and controls all of the business and affairs of GHH, LLC, and through GHH, LLC and its subsidiaries, conducts its business. As a result, the Company consolidates GHH, LLC’s financial results in its Consolidated Financial Statements and reports non-controlling interests for the economic interest in GHH, LLC held by the Continuing Equity Owners.
The accompanying Consolidated Financial Statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany balances and transactions are eliminated in consolidation.
Certain prior period amounts have been reclassified to conform with the current period presentation. The Company reclassified $8.5 million related to certain commissions payable to external agents from other current liabilities to commissions payable - current on the Consolidated Balance Sheets for the period ended December 31, 2023 to conform to current period presentation. During the first quarter of 2023, the Company reorganized its operating and reportable segments into a single operating and reportable segment. Refer to the “Segment Information” section within this Note below for further information regarding this update. The Company also changed the presentation of its disaggregation of revenue table, which is further described in Note 10, “Revenue” of the Notes to Consolidated Financial Statements. These reclassifications had no impact on the Company’s financial position, results of operations or cash flows. All share and per share amounts have been retroactively adjusted to reflect the one-for-fifteen reverse stock split. See Note 6, “Stockholders' Equity” for more information.
“Revenue share” and “consumer care and enrollment” on the Consolidated Statement of Operations, previously referred to as “cost of revenue” and “customer care and enrollment,” respectively, reflects a name change and does not require any financial information to be reclassified from previous periods.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash includes all deposits in banks. The Company maintains its cash balances at financial institutions in the U.S. and Europe.
Concentration of Credit Risk

GoHealth, Inc.	2024 Form 10-K	67

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

Accounts receivable, unbilled receivables and commissions receivable are derived from customers located in North America. The Company performs credit evaluations of customers’ financial condition and requires no collateral or other security in granting credit to customers. The Company maintains an allowance for doubtful accounts and credit losses based upon the expected collectability of accounts receivable, unbilled receivables and commissions receivable.
As of December 31, 2024, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 74.6%, or $17.6 million, of the combined total. As of December 31, 2023, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 88.3%, or $32.1 million, of the combined total.
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
Commissions Receivable
Commissions receivable are contract balances that represent estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. The current portion of commissions receivable are commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company estimates the allowance for credit losses using available information from internal and external sources related to historical experiences, current conditions and forecasts. Estimates of loss are determined by using historical collections data as well as historical information obtained through research and review of other peer companies. Estimated exposure of default is determined by applying these internal and external factors to the commissions receivable balances. The Company estimates the maximum credit risk in determining the commissions receivable amount recorded on the Consolidated Balance Sheets.
Commissions Payable
Commissions payable represents estimated commissions to be paid to the Company’s external partners. The current portion of commissions payable are commissions expected to be paid within one year, while the non-current portion of commissions payable are expected to be paid beyond one year.
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
The Company accounts for costs incurred to develop and maintain source code software and other internally developed software applications, primarily consisting of employee-related and third-party contractor costs, pursuant to Accounting Standards Codification (“ASC”) Topic 350-40, Internal Use Software. Costs incurred during the planning and post-implementation phases of software development are expensed. During the application development phase, costs incurred are capitalized. Capitalized software development costs are amortized over the estimated useful life, which is generally three years. These capitalized costs are recorded within property, equipment and capitalized software, net, on the Company’s Consolidated Balance Sheets and the amortization is charged to technology expense on the Consolidated Statements of Operations.

GoHealth, Inc.	2024 Form 10-K	68

Leases
The Company has entered into operating lease agreements primarily consisting of real estate. At inception of the arrangement, the Company determines if an arrangement is a lease. If an arrangement contains a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability on the Consolidated Balance Sheets at lease commencement. The Company has elected the practical expedient to apply the short-term lease recognition exemption for leases with an initial term of twelve months or less.
Operating lease ROU assets represent the right to use an underlying asset and are based upon the lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. Lease liabilities represent the present value of lease payments over the lease term. The implicit rate within each lease is not readily determinable and therefore the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of the lease payments. The determination of the incremental borrowing rate requires judgement. The Company determined its incremental borrowing rate for each lease using indicative bank borrowing rates, adjusted for various factors including level of collateralization, term and treasury yield curves that align with the terms of a lease.
After the lease commencement date, changes to a lease are assessed to determine if it represents a lease modification or a separate contract. If a modification exists, operating lease ROU assets and lease liabilities are remeasured using the present value of remaining lease payments and a revised estimated incremental borrowing rate upon lease modification.
The Company does not include any renewal options in the lease terms for calculating lease liability, as it is not reasonably certain that the Company will exercise these renewal options at the time of lease commencement or at the time of a lease modification.
The Company has lease agreements with lease and nonlease components. The Company elected the practical expedient to not separate nonlease components from the associated lease components and account for each separate lease component and its associated nonlease components as a single lease component. The Company has applied this accounting policy election to all underlying asset classes.
Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment annually, using either a qualitative or quantitative approach, or more frequently if events or changes in circumstances indicate that the asset might be impaired, such as a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or any other significant, adverse change that would indicate that the carrying amount of an indefinite-lived intangible asset may not be recoverable. Where we use the qualitative assessment, first we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include macroeconomic conditions, industry and competitive conditions, legal and regulatory environment, and actual and projected operating performance, among other factors. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. In the quantitative assessment for indefinite-lived intangible assets, an assessment is performed to determine the fair value of the indefinite-lived intangible asset. We may choose to bypass the qualitative assessment for an indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. If the carrying amount of our indefinite-lived intangible trade names exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determination of fair value involves significant estimates and assumptions including, among others, cash flow projections and selecting appropriate royalty and discount rates. See Note 4, “Intangible Assets, Net,” for further discussion of indefinite-lived intangible asset impairment charges.
The Company amortizes the cost of definite-lived intangible assets over the respective estimated useful lives on a straight-line basis.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, which include property, equipment and capitalized software, net, operating lease ROU assets and definite-lived intangible assets, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows or external appraisals, as applicable. See Note 3, “Fair Value Measurements,” for further discussion around impairment of long-lived assets.
Fair Value of Financial Instruments

GoHealth, Inc.	2024 Form 10-K	69

The Company applies the accounting guidance related to fair value measurements and discloses information on all financial instruments reported at fair value that enables an assessment of the inputs used in determining the reported fair values. See Note 3, “Fair Value Measurements,” for further discussion around fair value determinations.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model. The agency model refers to the commission revenue and partner marketing and other revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents, also referred to as external agents, enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. The Company also generates revenue through the non-agency model, which refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record.
The core principle of ASC 606 is to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Accordingly, the Company recognizes revenue for its services in accordance with the following five steps outlined in ASC 606:
•Identification of the contract, or contracts, with a customer. A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. Payment of commissions typically commences within 60 days from the policy effective date. Payment terms from non-commission revenue are typically 30 or 60 days from the invoice date.
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
Agency Revenue
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
The Company typically enters into contractual agency relationships with health plans partners that are non-exclusive and terminable on short notice by either party for any reason. In addition, health plan partners often can terminate or amend agreements unilaterally on short notice, including provisions in agreements relating to the commission rates paid to the Company by the health plan partners. The amendment or termination of an agreement the Company has with a health plan partner may adversely impact the commissions it is paid on health insurance plans sold on behalf of the health plan partner.
Compensation in the form of commissions is received from health plan partners for the multiple types of insurance products sold by the Company on behalf of the health plan partners. Commission revenue generally represents a percentage of the premium amount expected to be collected by the health plan partner while the policyholder is enrolled in the insurance product, including renewal periods. The Company’s performance obligation is complete when a health plan partner has received and approved an insurance application, after which the Company has no remaining performance obligations. As such, the Company recognizes revenue at this point in time, which represents the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance

GoHealth, Inc.	2024 Form 10-K	70

product, also known as the total estimated LTV of the policy, net of an estimated constraint. The consideration is variable based on the estimated amount of time a policy will remain in force, which is based on historical experience or health plan partner experience to the extent available, industry data and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date.
The Company utilizes a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant policy (referred to as a “vintage”). This allows the Company to estimate the commissions it expects to collect for each vintage by evaluating various factors, including but not limited to, contracted commission rates and expected churn.
The Company’s variable consideration includes estimated and constrained LTVs. The Company’s estimate of commission revenue for each product line is based on a number of assumptions, which include, but are not limited to, estimating conversion of an approved applicant to a paying policyholder, forecasting persistency and forecasting the commission amounts likely to be received per policyholder. These assumptions are based on historical trends and incorporate management’s judgment in interpreting those trends and in applying constraints.
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the twelve months ended December 31, 2024 and 2023, the Company recorded no revenue adjustments. Based on market and retention trends observed during the Medicare annual enrollment period in prior years, the Company recorded negative revenue adjustments of $275.7 million for the twelve months ended December 31, 2022 as changes in estimates relating to performance obligations satisfied in prior periods.
The Company is also compensated by its health plan partners for providing marketing services over a predetermined measurement period, which the Company records as partner marketing and other revenue. The Company recognizes these revenues over the measurement period as insurance applications produced by the Company are generated. The Company generally gets paid a fixed fee per application, with the amount of variable consideration resolved within 90 days of the application.
Non-Agency Revenue
The Company provides services that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized. Non-agency revenue includes enrollment and engagement services through Encompass Connect and Encompass Engage. Encompass Connect is designed to provide enrollment related services to participating partners. The Company is compensated for generating and transferring leads to the health plan partners, at which time the health plan partner representative will enroll and submit the application, becoming the agent of record. Revenue is recognized at a point in time the lead is transferred. The Company’s performance obligation is complete when a health plan partner has received a lead, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. The Company estimates the amount of variable consideration that it expects to receive based on historical experience with commissions revenue or health plan partner experience to the extent available, and expectations as to future retention rates. The Company does not receive commissions or fees on subsequent renewals generated from the transferred leads. Encompass Engage includes post-enrollment member outreach and engagement services, including facilitating an onboarding experience customized to a members’ plan and health needs. The Company recognizes Encompass Engage revenue at the point in time that the service is provided based on member retention and providing post-enrollment services.
Non-agency revenue also includes value-based care provider engagement, health risk assessments, social determinants of health screening and preferred pharmacy programs. The Company recognizes revenue for the related performance obligation at a point in time.
Incremental Costs to Obtain a Contract
The Company reviewed its sales compensation plans, which are directed at converting leads into Submissions, and concluded that they are fulfillment costs and not costs to obtain a contract with a health plan partner, which the Company defines as its customer. Additionally, the Company reviewed compensation plans related to personnel responsible for identifying new health plan partners as well as entering into contracts with new health plan partners and concluded that no incremental costs are incurred to obtain such contracts. The Company updates its review of compensation plans each time it enters into a new contract with a customer.

GoHealth, Inc.	2024 Form 10-K	71

Deferred Revenue
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The current portion of deferred revenue is the revenue associated with these remaining performance obligations that the Company expects to recognize within one year, while the non-current portion of deferred revenue is the revenue associated with these remaining performance obligations that the Company expects to recognize beyond one year.
Revenue Share
Revenue share represents payments related to health plans sold to consumers who were enrolled by partners with whom the Company has commission revenue-sharing arrangements. In order to enter into a revenue-sharing arrangement, partners must be licensed to sell health insurance in the state where the policy is sold. Costs related to revenue-sharing arrangements are expensed as the related revenue is recognized. Changes in previous revenue estimates may result in an increase or a decrease to revenue share and a corresponding increase or decrease to commissions payable.
Revenue share on the Consolidated Statement of Operations, previously referred to as “cost of revenue,” reflects a name change and does not require any financial information to be reclassified from previous periods.
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
Advertising expenses consist of costs incurred to acquire consumers through online, television and direct mail advertisements. Advertising costs incurred during the twelve months ended December 31, 2024, 2023, and 2022, totaled $201.7 million, $188.3 million and $178.7 million, respectively. Advertising costs are expensed as incurred.
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
Consumer Care and Enrollment
Consumer care and enrollment expenses primarily consist of compensation (including share-based compensation expense) and benefits costs for enrollment personnel who assist consumers during the health plan enrollment and application processes, along with management and support personnel.
Consumer care and enrollment on the Consolidated Statement of Operations, previously referred to as “customer care and enrollment,” reflects a name change and does not require any financial information to be reclassified from previous periods.
Technology
Technology expense consists primarily of compensation (including share-based compensation expense) and benefits costs for personnel associated with developing and enhancing the Company’s technology platform, data analytics and business intelligence, as well as maintaining the Company’s online presence and integrations with health plan partners and federal marketplaces. Technology expense also includes costs for contracted services and supplies and amortization expense of capitalized software.
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
Share-Based Compensation Expense

GoHealth, Inc.	2024 Form 10-K	72

The Company grants share-based awards, including time-vesting profits units, restricted stock units (“RSUs”), stock options, performance stock units (“PSUs”) and stock appreciation rights ("SARs"). Compensation expense for time-vesting profits units, RSUs, stock options and PSUs are recognized on a straight-line basis over the requisite service or performance period for each award.
The estimated grant date fair value of market-based PSUs is determined using a Monte Carlo simulation and Level 3 inputs. The estimated grant date fair value of stock options is determined using a Black-Scholes pricing model. Assumptions utilized in the Monte Carlo simulation and Black-Scholes pricing model for valuing the awards include the expected life of the award, the expected dividend yield, the risk-free interest rate and the expected volatility. The fair value of RSUs and performance-based PSUs are determined based on the stock price on the date of grant.
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
401(k) Plan
The Company maintains a tax-qualified 401(k) retirement plan (the “Plan”) that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Eligible employees may defer compensation subject to applicable annual Internal Revenue Code (“Code”) limits. The Plan permits participants to make both pretax and after-tax deferral contributions. These contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are fully vested immediately in their contributions. The Plan is qualified under Section 401(a) of the Code and the related trust is tax-exempt under Section 501(a) of the Code.
The Company contributes 50% of the first 4% of compensation a participant contributes to the Plan. These matching contributions are expensed as incurred. The Company recognized expense of $2.1 million, $2.1 million and $2.3 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively, related to these matching contributions.
Contingencies
The Company analyzes whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, the Company records the loss at management’s best estimate of the loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are expensed as incurred. If no accrual is made but the loss contingency is reasonably possible, the nature of the contingency and the corresponding estimated loss, if such an estimate can be made, is disclosed. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. For more information, see Note 12, “Commitments and Contingencies.”
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
The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The Company records interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Financial Statements.
For more information, see Note 9, “Income Taxes.”
Business Combinations
In accordance with ASC 805, Business Combinations (“ASC 805”), the Company accounts for all business combinations using the acquisition method of accounting. Under the acquisition method, the Company allocates the fair value of consideration transferred to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of consideration transferred over the fair value of the identified net assets acquired is recorded as goodwill. Conversely, a bargain purchase gain is recorded when the fair value of the identified net assets acquired exceeds the fair value of consideration transferred. Acquisition-related expenses are expensed as incurred.

GoHealth, Inc.	2024 Form 10-K	73

See Note 15, “Acquisitions” for additional information regarding the Company’s business combinations.
Seasonality
Refer to discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not impact how the Company identifies its one reportable segment. Refer to Note 16, “Segment Reporting” for more information.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
2. BALANCE SHEET ACCOUNTS
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Dec. 31,
(in thousands)	2024	2023
Beginning balance	$911,697	$1,031,433
Commission revenue(1)	515,724	360,233
Cash receipts	(464,364)	(479,999)
Allowance for credit losses	(22)	30
Acquisition of business	90,525	—
Ending balance	1,053,560	911,697
Less: Commissions receivable - current	320,399	336,215
Commissions receivable - non-current	$733,161	$575,482

(1)Commission revenue includes commissions generated through the Company’s Non-Encompass BPO Services, the sale of individual and family plan insurance products and certain other fees collected with commissions.

GoHealth, Inc.	2024 Form 10-K	74

The Company’s contracts with health plan partners expose it to credit risk because a financial loss could be incurred if the counterparty does not fulfill its financial obligation. While the Company is exposed to credit losses due to the potential non-performance of its counterparties, the Company considers this risk to be remote. The Company estimates the allowance for credit losses using available information from internal and external sources related to historical experiences, current conditions and forecasts. Estimates of loss are determined by using historical collections data as well as historical information obtained through research and review of other peer companies. The estimated exposure of default is determined by applying these internal and external factors to the commission receivable balances. The Company estimates the maximum credit risk in determining the commissions receivable amount recorded on the Consolidated Balance Sheets.
Property, Equipment and Capitalized Software, Net
Property, equipment, and capitalized software, net, consist of the following:

	Dec. 31,
(in thousands)	2024	2023
Computer equipment	$7,251	$9,416
Leasehold improvements	10,323	11,811
Office equipment and furniture	1,134	1,628
Property and equipment	18,708	22,855
Capitalized software	38,821	33,101
Less: Accumulated depreciation and amortization	(28,209)	(29,113)
Property, equipment and capitalized software, net	$29,320	$26,843
Depreciation expense related to property and equipment for the twelve months ended December 31, 2024, 2023 and 2022 was $3.7 million, $3.9 million and $6.4 million, respectively.
Amortization expense related to capitalized software was $8.1 million, $7.8 million and $6.5 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	Dec. 31,
(in thousands)	2024	2023
Bonuses and commissions	$27,104	$11,794
Payroll	16,100	11,305
Marketing costs	26,185	18,404
Interest expense	9,498	11,109
Accrued payments for revenue share	29,807	14,825
Other accrued expenses	12,652	18,817
Accrued liabilities	$121,346	$86,254
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

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 Inputs	Unobservable inputs for the asset or liability.
Fair Value Measurements

GoHealth, Inc.	2024 Form 10-K	75

The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of debt approximates fair value due to the variable nature of interest rates.
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $2.7 million and $25.3 million for the twelve months ended December 31, 2023 and 2022, respectively. There were no operating lease impairment charges for the twelve months ended December 31, 2024. The Company continues to evaluate its portfolio of properties, and thus it is possible that impairments could be identified in future periods, and such amounts could be material. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to the estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
During the twelve months ended December 31, 2023, the Company recorded an indefinite-lived trade names impairment charge of $10.0 million. Determination of the fair value of the indefinite-lived trade names involves estimates and assumptions which are considered a level 3 input in the fair value hierarchy. There was no impairment of indefinite-lived intangible assets for the twelve months ended December 31, 2024 and 2022. For more information, refer to Note 4, Intangible Assets, Net.

4. INTANGIBLE ASSETS, NET
Intangible Assets
Fourth Quarter 2023 Indefinite-Lived Intangible Asset Impairment Charge
In connection with its annual indefinite-lived impairment test performed as of November 30, 2023, the Company determined that the fair value of its indefinite-lived trade names no longer exceeded their carrying value. As a result, during the twelve months ended December 31, 2023, the Company recorded an indefinite-lived trade names impairment charge of $10.0 million to write down the carrying value of the indefinite-lived trade names to their fair value of $73.0 million. Determination of fair value involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered a level 3 input in the fair value hierarchy. The indefinite-lived trade names impairment charge was a result of an increase in the discount rate driven by changes in forecast assumptions from the prior year. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.
The $10.0 million impairment charge is included in “Intangible asset impairment charges” on the Consolidated Statement of Operations for the year ended December 31, 2023. There was no impairment of indefinite-lived intangible assets for the twelve months ended December 31, 2024 and 2022.
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Dec. 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$375,543	$120,457
Customer relationships	232,000	122,960	109,040
Total intangible assets subject to amortization	$728,000	$498,503	$229,497
Indefinite-lived trade names			73,000
Total intangible assets			$302,497

GoHealth, Inc.	2024 Form 10-K	76

	Dec. 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$304,686	$191,314
Customer relationships	232,000	99,760	132,240
Total intangible assets subject to amortization	$728,000	$404,446	$323,554
Indefinite-lived trade names			73,000
Total intangible assets			$396,554
As of December 31, 2024, expected annual amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
2025	$70,857	$23,200	$94,057
2026	49,600	23,200	72,800
2027	—	23,200	23,200
2028	—	23,200	23,200
2029	—	16,240	16,240
Thereafter	—	—	—
Total	$120,457	$109,040	$229,497
As of December 31, 2024, the weighted-average remaining amortization period for amortizable intangible assets was 1.8 years for developed technology and 4.8 years for customer relationships.
5. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

	Dec. 31,
(in thousands)	2024	2023
Term Loan Facilities	$475,000	$502,796
Revolving Credit Facilities	30,000	—
Less: Unamortized debt discount and issuance costs	(17,635)	(5,091)
Total debt	487,365	497,705
Less: Current portion of long-term debt	(39,500)	(75,000)
Total long-term-debt	$447,865	$422,705
Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
2025	$39,500
2026	9,500
2027	9,500
2028	9,500
2029	437,000
Thereafter	—
Total	$505,000
Term Loan Facilities
During 2019, Norvax (the “Borrower”) entered into a first lien credit agreement (as amended from time to time, the “Credit Agreement”) which provided for, among other items as further described below, (i) $117.0 million of incremental term loans (the “Incremental Term Loan Facility”), (ii) a new class of incremental term loans (the ”2021 Incremental Term Loans”) in an aggregate principal amount equal to $310.0 million and (iii) a new class of incremental term loans (the “2021-2 Incremental Term Loans”) in an aggregate principal amount equal to $100.0 million. The Company collectively refers to the Incremental Term Loan Facility, the 2021 Incremental Term Loans and the 2021-2 Incremental Term Loans as the “Term Loan Facilities.” On March 12, 2024, the Borrower entered into Amendment No. 11 to the Credit Agreement (“Amendment No. 11”), which increased the interest rate applicable to the Term Loan Facilities beginning on August 31, 2024 from (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50%

GoHealth, Inc.	2024 Form 10-K	77

per annum to ABR plus 7.00% per annum or SOFR plus 8.00% per annum. Pursuant to Amendment No. 11, in April 2024 and October 2024 the Borrower repaid $50 million and $25 million, respectively, in borrowings under the Term Loan Facilities.
On November 4, 2024 (the “Effective Date”), the Borrower entered into the Amendment and Restatement Agreement, which amended and restated the Credit Agreement to provide for, among other items as further described below, a new class of term loan facilities (the “New Term Loan Facility”) in an aggregate principal amount equal to $475.0 million. The proceeds of the New Term Loan Facility were used to (i) refinance the $427.7 million principal amount outstanding as of the Effective Date under the Term Loan Facilities (ii) pay all accrued and unpaid interest related to the foregoing and (iii) pay related fees and expenses. In connection with the refinancing of the Term Loan Facilities, the Company recognized a $10.5 million loss on extinguishment of debt, representing the write-down of deferred debt discount and debt issuance costs of the extinguished Term Loan Facilities. In connection with the New Term Loan Facility, the Borrower incurred $16.6 million of debt discount and $1.6 million of debt issuance costs, which are being amortized over the life of the debt to interest expense using the effective interest method. Beginning on March 31, 2025, principal payments equal to 2.00% of the outstanding principal balance per annum of the New Term Loans will be paid in equal quarterly installments. To the extent not previously paid, the New Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029. At the option of the Borrower and prior to the New Class A Revolving Facility Termination Date, as defined below, the New Term Loan Facility will bear interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum. After the New Class A Revolving Facility Termination Date, which is on or prior to June 30, 2025, the New Term Loan Facility will bear interest at either (i) ABR plus 6.25% per annum or (ii) SOFR plus 7.25% per annum.
As of December 31, 2024, the Company had a principal amount of $475.0 million outstanding under the New Term Loan Facility and no principal amounts outstanding under Term Loan Facilities. The effective interest rate of the New Term Loan Facility was 12.06% at December 31, 2024. As of December 31, 2023, the Company had a principal amount of $110.4 million, $296.3 million and $96.1 million outstanding under the Incremental Term Loan Facility, 2021 Incremental Term Loans and 2021-2 Incremental Term Loans, respectively. The effective interest rate of the Term Loan Facilities was 13.0% at December 31, 2023.

Voluntary Prepayment
The Borrower may voluntarily prepay outstanding borrowings under the New Term Loan Facility at any time in whole or in part without premium or penalty; provided, that, with respect to voluntary prepayments of the New Term Loan Facility and in certain other circumstances, the Borrower may have to pay a prepayment premium. Principal repayment obligations are reduced by the amount of any prepayment.
Mandatory Prepayments
As of the Effective Date of the Amendment and Restatement Agreement, the Credit Agreement requires that the Borrower, following the end of each fiscal year commencing with the fiscal year ending December 31, 2025, offer to prepay the outstanding principal amount of all term loans in an aggregate amount equal to (a) 65% of the excess cash flow of the Borrower and its restricted subsidiaries for such fiscal year if the Total Cash Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 3.00:1.00 and (b) 0% if the Total Cash Leverage Ratio is less than 3.00:1.00.
The Credit Agreement requires the Borrower to repay amounts equal to 100% of the net cash proceeds of certain asset sales or other dispositions of property (including insurance and condemnation proceeds); provided, that, in the case of any prepayment events required in connection with certain dispositions and casualty events, if the net proceeds therefrom are invested (or committed to be invested) within twelve months after the receipt of such net proceeds, then no prepayment shall be required except to the extent such net proceeds have not been so invested (or committed to be invested) by the end of such 12-month period. Pursuant to the Credit Agreement, 100% percent of the net proceeds from the issuance or incurrence of certain indebtedness must be applied to prepay the outstanding term loans, except to the extent the indebtedness constitutes refinancing indebtedness.
With respect to each required offer of prepayment, each lender of the term loans has the right to refuse any such offer. To the extent any such offer of prepayment is refused, the aggregate amount of the offered prepayment shall be retained by the Borrower and its restricted subsidiaries. Principal repayment obligations are reduced by the amount of any prepayment.
Subject to the terms of the Credit Agreement, the lenders accepted the Company’s offer of an Excess Cash Flow prepayment (as defined in the Credit Agreement prior to the Effective Date of the Amended and Restated Credit Agreement) in connection with fiscal year 2022, and as such, the Company paid $14.0 million during the second quarter of 2023. During the twelve months ended December 31, 2024, the Borrower paid two prepayments totaling $75.0 million pursuant to Amendment No. 11. No other mandatory prepayments were required or made during the twelve months ended December 31, 2024, 2023 or 2022.
Revolving Credit Facilities

Through a series of amendments during 2020 and 2021, the Credit Agreement provided for a revolving credit facility in an aggregate principal amount of $200.0 million which was separated into two classes of revolving commitments consisting of Class

GoHealth, Inc.	2024 Form 10-K	78

A Revolving Commitments in the amount of $30.0 million and Class B Revolving Commitments in the amount of $170.0 million, each maturing on September 13, 2024. Pursuant to Amendment No. 11, effective March 12, 2024, lenders consenting to an extension to the maturity of their respective commitments formed a new tranche of Class A Revolving Commitments (the “New Class A Revolving Commitments”) and the non-consenting lenders remained part of the existing Class B Revolving Commitments. Each consenting lender received a 50% commitment reduction, resulting in a total of $88.5 million available to the Company under the New Class A Revolving Commitments, with $23.0 million remaining available to the Company under the Class B Revolving Commitments. The New Class A Revolving Commitments mature on June 30, 2025 and bear interest at either ABR plus 5.50% per annum or SOFR plus 6.50% per annum. The remaining Class B Revolving Commitments matured on September 13, 2024 and bore interest at either ABR plus 3.00% per annum or SOFR plus 4.00% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum on undrawn amounts under the New Class A Revolving Commitments.

The Amendment and Restatement Agreement, which amended and restated the Credit Agreement, provided for, among other items, an additional revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility”), which will be made available to the Borrower upon the termination of the New Class A Revolving Commitments on or prior to June 30, 2025 (the “New Class A Revolving Facility Termination Date”). Outstanding borrowings under the Class A-1 Revolving Credit Facility are due and payable on November 4, 2029. The proceeds of any loans under the Class A-1 Revolving Credit Facility, once available, may be used to repay the New Class A Revolving Loans that remain outstanding on June 30, 2025, to finance working capital needs and for general corporate purposes. At the option of the Borrower and prior to the New Class A Revolving Facility Termination Date, the Class A-1 Revolving Credit Facility will bear interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum. After the New Class A Revolving Facility Termination Date, the Class A-1 Revolving Credit Facility will bear interest at either (i) ABR plus 6.25% per annum or (ii) SOFR plus 7.25% per annum. The Borrower is required to pay a commitment fee of 1% per annum on undrawn amounts under the Class A-1 Revolving Credit Facility.
As of December 31, 2024 the Company had $30.0 million outstanding under the New Class A Revolving Credit Facility and no amounts outstanding under the Class A-1 Revolving Credit Facility. The New Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility had a remaining capacity of $58.5 million and $35.0 million, respectively, as of December 31, 2024. The Company had no amounts outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of December 31, 2023. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities had a remaining capacity of $200.0 million in the aggregate as of December 31, 2023.
Guarantees and Security

Blizzard Midco, LLC, the Borrower and certain other subsidiaries of the Company are guarantors of the Borrower’s obligations under the Credit Agreement. In addition, the obligations of the Borrower are secured by a first priority lien on substantially all of such guarantors’ assets, including a pledge of all of the equity interests of each of their respective subsidiaries, in each case, subject to customary exceptions and limitations.
Covenants and Other Matters
The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of December 31, 2024.
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

GoHealth, Inc.	2024 Form 10-K	79

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
Holders of shares of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Each share of Class B common stock entitles its holders to one vote per share on all matters presented to the Company’s stockholders generally. Holders of shares of Class B common stock will vote together with holders of the Company’s Class A common stock as a single class on all matters presented to the Company’s stockholders for their vote or approval, except for certain amendments to the Company’s amended and restated certificate of incorporation or as otherwise required by applicable law or the amended and restated certificate of incorporation. Holders of the Class B common stock are not entitled to participate in any dividends declared by the Board of Directors. Under the terms of the Company’s amended and restated certificate of incorporation, the Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the twelve months ended December 31, 2024, 2023, and 2022 were 56.2%, 58.2% and 61.1%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both December 31, 2024 and 2023, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the twelve months ended December 31, 2024 and 2022, the Company accrued $3.7 million and $0.9 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash, which were included within temporary equity on the Consolidated Balance Sheets. For the twelve months ended December 31, 2023, the Company paid in cash $3.6 million of dividends relating to the Series A redeemable convertible preferred stock.

GoHealth, Inc.	2024 Form 10-K	80

The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of December 31, 2024 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
The terms of the Series A redeemable convertible preferred stock and Series A-1 convertible preferred stock contain certain anti-dilution adjustments. Subject to certain conditions, at any time after the third anniversary of the Closing Date, if the volume weighted average price per share of Class A common stock on The Nasdaq Global Market is equal to or greater than 150.0% of the then-applicable conversion price for each of at least twenty (20) trading days, whether or not consecutive, in any period of thirty (30) consecutive trading days ending on and including the trading day immediately before the Company provides the holders with notice of its election to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock (at the election of the holder), the Company may elect to convert all or a portion of the Series A redeemable convertible preferred stock into the relevant number of shares of Class A common stock or Series A-1 convertible preferred stock.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will be entitled, out of assets legally available therefor, and subject to the rights of the holders of any senior stock (including the Series A redeemable convertible preferred stock) or parity stock (including the Class A and Class B common stock) and the rights of the Company’s existing and future creditors, to receive an aggregate amount per share equal to 1,000 (as may be adjusted) times the aggregate amount to be distributed per share to holders of shares of Class A common stock. Each holder of a whole share of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) shall be entitled to receive when, as and if declared by the Board of Directors out of funds legally available for the purpose, an amount per share equal to 1,000 (as may be adjusted) times the aggregate per share amount of all cash dividends, and 1,000 (as may be adjusted) times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Class A common stock or a subdivision of the outstanding shares of Class A common stock (by reclassification or otherwise), declared on each share of Class A common stock since the first issuance of any share of Series A-1 convertible preferred stock. Each holder of Series A-1 convertible preferred stock (if issued upon conversion of the Series A redeemable convertible preferred stock) will have the right, at such holder’s option, to convert in full each share of such holder’s Series A-1 convertible preferred stock at such time into the number of shares of Class A common stock based upon a conversion ratio of 1,000 shares of Class A common stock for each share of Series A-1 convertible preferred stock (such ratio being subject to adjustment).
Under the Certificate of Designations, holders of the Series A redeemable convertible preferred stock are entitled to vote with the holders of the Class A common stock on an as-converted basis on all matters submitted to a vote of the holders of the Class A common stock. Notwithstanding the foregoing: (1) the lead Purchaser’s voting rights shall not exceed 9.99% of the voting rights associated with the issued and outstanding shares of capital stock of the Company at any time; and (2) the voting rights of the Purchasers holding Series A redeemable convertible preferred stock, voting on an as-converted basis with the holders of the Class A common stock and the holders of any other class or series of capital stock of the Company then entitled to vote, shall be capped at the maximum amount that would not result in requiring stockholder approval for the exercise of such voting rights pursuant to the listing rules of The Nasdaq Global Market. The Series A-1 convertible preferred stock is not entitled to vote with the Class A common stock on matters submitted to a vote of the holders of the Class A common stock and will have no voting rights except as required by applicable law.
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

GoHealth, Inc.	2024 Form 10-K	81

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

Reverse Stock Split

On November 10, 2022, the Board of Directors approved a resolution to effect a reverse stock split such that every holder of Class A and Class B common stock received one share of the respective class of stock for every fifteen shares of the respective class of stock held (the “Reverse Stock Split”). The Reverse Stock Split also adjusted the LLC Interests. The authorized shares and par value per share of the Common Stock and preferred stock were not adjusted as a result of the Reverse Stock Split. With respect to the Series A redeemable convertible preferred stock, the conversion price was automatically adjusted to account for the Reverse Stock Split for such shares. Share and per share amounts of preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split became effective on November 17, 2022.
7. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Marketing and advertising	$253	$328	$1,653
Consumer care and enrollment	1,098	2,307	2,218
Technology	1,041	3,000	2,924
General and administrative	8,889	13,929	25,329
Total share-based compensation expense	$11,281	$19,564	$32,124
2020 Incentive Award Plan
During 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020. The number of Class A shares available for issuance will be increased annually on January 1st of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (A) 5% of the shares of the Company’s Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by the Board of Directors. The number of Class A shares available for issuance under the 2020 Incentive Award Plan as of December 31, 2024 was 739,157 shares.
2021 Employment Inducement Award Plan
During 2021, the Board of Directors approved the adoption of the GoHealth, Inc. 2021 Employment Inducement Award Plan (as amended from time to time, the “Inducement Award Plan”). In accordance with Rule 5635(c)(4), awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material

GoHealth, Inc.	2024 Form 10-K	82

inducement to the employee’s entering into employment with the Company or its subsidiary. As of December 31, 2024, there were 388,890 Class A shares available for issuance under the Inducement Award Plan.
Profits Units
Effective September 13, 2019 and in conjunction with the acquisition by Centerbridge of a 100% interest in Norvax, the Company authorized the grants of non-voting, time-vesting Profits Units (“Time-Vesting Units”). The Time-Vesting Units were issued by Blizzard Management Feeder, LLC (“Feeder”), to employees on behalf of the Company. The Time-Vesting Units granted to each employee will vest in 5 equal installments on the first through fifth anniversaries of the date of grant, so long as the employee remains employed by the Company through the applicable vesting date. Following the completion of the Transactions, each of the members of Feeder directly holds common units of Feeder that correspond to the LLC Interests (and associated shares of Class B common stock on a one-for-one basis) directly held by Feeder for each such member’s benefit. Compensation expense for the Time-Vesting Units is recognized on a straight-line basis over the five-year requisite service period beginning on the grant date.
A summary of the Time-Vesting Units issued is as follows:

(in thousands except per share amounts)	Number of Time-Vesting Units	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2023	13	$29.97
Granted	—	—
Vested	(9)	28.16
Forfeited	(2)	32.11
Unvested units at Dec. 31, 2024	2	$35.98
Restricted Stock Units (“RSUs”)
The Company measures expense for RSUs based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of RSUs as compensation expense on a straight-line basis over the requisite service period of each award, which is generally two to three years.
A summary of the RSUs issued is as follows:

(in thousands except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2023	1,337	$15.92
Granted	1,578	10.84
Vested	(552)	19.47
Forfeited	(526)	11.23
Unvested units at Dec. 31, 2024	1,837	$11.83
As of December 31, 2024, there was $14.9 million of unamortized share-based compensation expense related to RSUs and these costs are expected to be recognized over a remaining weighted average period of 1.4 years.
Stock Options
The Company measures expense for stock options based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of stock options as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three years.
A summary of the stock options issued to employees is as follows:

GoHealth, Inc.	2024 Form 10-K	83

(in thousands except per share amounts)	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at Dec. 31, 2023	469	$39.54	8.3	$383
Granted	83	7.97
Exercised	(34)	8.52
Forfeited	(45)	10.46
Expired	(31)	128.70
Outstanding at Dec. 31, 2024	442	$32.71	7.7	$519
Exercisable at Dec. 31, 2024	205	$60.26	7.0	$145
(1)The aggregate intrinsic value is calculated as the product between the Company’s closing stock price as of December 31, 2024 and 2023 and the exercise price of in-the-money options as of those dates.
The fair value of stock options with a requisite service period of 3 years is determined using the Black-Scholes option pricing model using the following assumptions:

Twelve months ended Dec. 31, 2024
Risk free interest rate	4.3%
Expected volatility	86.9%
Expected life (years)	6
Expected dividend yield	0.0%
Performance Stock Units (“PSUs”)
On June 7, 2022, the Company granted an aggregate of 194,444 shares of Class A common stock issuable pursuant to volume weighted average PSUs (“VWAPs”). The number of shares issued on the third anniversary of the date of grant is based on volume weighted average price performance over such three-year period (“Three Year VWAP”) in the following percentages: (i) 50% if the Three Year VWAP is equal to or greater than $30.00 but less than $45.00; (ii) 100% if the Three Year VWAP is equal to or greater than $45.00 but less than $60.00; (iii) 150% if the Three Year VWAP is equal to or greater than $60.00 but less than $90.00; and (iv) 200% if the Three Year VWAP is equal to or greater than $90.00. The Company estimated the grant-date fair value of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 2.9% and annualized volatility of 94%. The grant-date fair value of the VWAPs was $8.25. The Company recognizes the grant-date fair value of VWAPs as compensation expense on a straight-line basis over the three-year performance period.
On April 10, 2023, the Company granted an aggregate of 100,000 shares of Class A common stock issuable pursuant to PSUs. The criteria for the performance-based PSUs are based on the Company’s compound annual growth rate in Adjusted EBITDA (“Adjusted EBITDA CAGR Percentage”), determined based on the Company’s Adjusted EBITDA for calendar year 2025 compared to the Company’s reported 2022 Adjusted EBITDA. Depending on the Adjusted EBITDA CAGR Percentage achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award and will vest on the date the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2025, subject to the participants’ continued service with the Company through that date. The grant-date fair value of the PSUs was $14.10 per share, which was the Company’s closing stock price on the grant date. The Company will accrue compensation cost on a straight-line basis over the requisite service period for the PSUs that are expected to vest. The Company will reassess the probability of achieving the performance condition at each reporting period and record a cumulative catch-up adjustment for any changes to its assessment, which could be either a reversal or increase in expense.
On April 1, 2024, the Company granted an aggregate of 83,333 shares of Class A common stock issuable pursuant to PSUs. The criteria for the performance-based PSUs are based on the Company’s Adjusted EBITDA CAGR Percentage determined based on the Company’s Adjusted EBITDA for calendar year 2026 compared to the Company’s reported 2023 Adjusted EBITDA. Depending on the Adjusted EBITDA CAGR Percentage achieved, the number of PSUs earned can vary from 0% of the target award to a maximum of 200% of the target award and will vest on the date the Company files its Annual Report on Form 10-K for the fiscal year ending December 31, 2026, subject to the participants’ continued service with the Company through that date. The grant-date fair value of the PSUs was $10.65 per share, which was the Company’s closing stock price on the grant date. The Company will accrue compensation cost on a straight-line basis over the requisite service period for the PSUs that are expected to vest. The Company will reassess the probability of achieving the performance condition at each reporting period and record a cumulative catch-up adjustment for any changes to its assessment, which could be either a reversal or increase in expense.
A summary of the PSUs issued is as follows:

GoHealth, Inc.	2024 Form 10-K	84

(in thousands except per share amounts)	Number of PSUs	Weighted Average Fair Value at Date of Grant Per Unit
Unvested units at December 31, 2023	304	$20.77
Granted	83	10.65
Vested	—	—
Forfeited	(126)	33.59
Unvested units at December 31, 2024	261	$11.36
2020 Employee Stock Purchase Plan
During 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. The number of shares available for issuance under the ESPP will be annually increased on January 1st of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. The number of shares reserved for issuance at December 31, 2024 was 81,249 shares.
Stock Appreciation Rights
On June 6, 2022, the Founders were each granted two stock appreciation rights ("SARs") under the 2020 Plan. The first SAR commenced on June 6, 2022, and the second SAR commenced on June 21, 2023. Each SAR will be settled in cash with an aggregate commencement date value equal to $1.5 million (the number of shares determined by dividing such value by the per share Black-Scholes valuation as of the date of commencement), will have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of commencement and will vest in full on the third anniversary of the date of commencement. The total initial fair value of the awards were recorded as expense at the time of the grant for the SARs with no future service requirement. The fair value of the awards with a future service requirement will be recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, the Company had a share-based compensation liability related to the SARs of $4.5 million and $5.0 million, respectively.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Twelve months ended Dec. 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net loss	$(7,319)	$(151,270)	$(376,384)
Less: Net loss attributable to non-controlling interests	(4,391)	(88,013)	(227,678)
Net loss attributable to GoHealth, Inc.	(2,928)	(63,257)	(148,706)
Less: Dividends paid on redeemable convertible preferred stock	3,661	3,566	943
Net loss attributable to common stockholders	(6,589)	(66,823)	(149,649)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	9,980	9,292	8,445
Net loss per share of Class A common stock—basic and diluted	$(0.66)	$(7.19)	$(17.72)
The following number of shares were excluded from the calculation of diluted income (loss) per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

GoHealth, Inc.	2024 Form 10-K	85

	Dec. 31,
(in thousands)	2024	2023	2022
Equity awards	2,488	1,973	1,534
Redeemable convertible preferred stock	3,989	3,873	3,855
Class B common stock	12,711	12,814	13,054
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
9. INCOME TAXES

The Company is taxed as a corporation for income tax purposes and is subject to federal, state and local taxes on the income allocated to it from GHH, LLC based upon the Company’s economic interest in GHH, LLC. The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes. As a partnership, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. In 2024, the Company acquired a 100% equity interest in e-TeleQuote Insurance, Inc. (“e-TeleQuote”) which is taxed as a corporation. Prior to April 1, 2023 certain of the Company’s wholly-owned entities were taxed as corporations. These corporations are subject to federal and state income taxes in the jurisdictions in which they operate. Additionally, the Company’s foreign subsidiaries are subject to foreign income taxes in the jurisdiction in which they operate. The accruals for such taxes are included in the Consolidated Financial Statements.
The components of income (loss) before income taxes are as follows:

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Domestic	$(5,365)	$(151,321)	$(376,121)
Foreign	313	205	501
Income (loss) before income taxes	$(5,052)	$(151,116)	$(375,620)
The components of income tax expense (benefit) are as follows:

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Current income taxes:
Federal	$—	$7	$6
State and local	431	4	100
Foreign	118	140	183
Total current income taxes	549	151	289
Deferred income taxes:
Federal	1,555	—	348
State and local	163	—	124
Foreign	—	3	3
Total deferred income taxes	1,718	3	475
Income tax expense (benefit)	$2,267	$154	$764
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

GoHealth, Inc.	2024 Form 10-K	86

	Twelve months ended Dec. 31,
	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of the federal benefit	11.9%	1.2%	1.8%
Loss attributable to non-controlling interests	(235.4)%	(12.2)%	(12.7)%
Change in valuation allowance	(192.9)%	0.8%	(10.2)%
Change in deferred tax rate	(1.4)%	(9.5)%	0.0%
Gain on bargain purchase[1]	351.2%	0.0%	0.0%
Other	0.7%	(1.4)%	(0.1)%
Effective tax rate	(44.9)%	(0.1)%	(0.2)%
(1)Related to the acquisition of e-TeleQuote, as further described in Note 15, Acquisitions.

The Company’s effective tax rate for the twelve months ended December 31, 2024, 2023, and 2022, was (44.9)%, (0.1)% and (0.2)%, respectively. For the twelve months ended December 31, 2024, the effective tax rate was impacted by the loss attributable to non-controlling interest, change in valuation allowance and gain on bargain purchase. For the twelve months ended December 31, 2023, the effective tax rate was impacted by the change in deferred income tax rates, the loss attributable to non-controlling interest and change in valuation allowance. For the twelve months ended December 31, 2022, the effective tax rate was impacted by the loss attributable to non-controlling interest and change in valuation allowance.
Deferred Taxes
The components of deferred tax assets and liabilities are as follows:

	Dec. 31,
(in thousands)	2024	2023
Deferred tax assets:
Basis in partnership investment	$130,292	$149,237
Net operating losses	113,856	91,607
Disallowed business interest	16,305	9,975
Accrued liabilities	778	—
Lease liabilities	476	241
Other	953	681
Total gross deferred tax assets	262,660	251,741
Valuation allowance	(258,641)	(251,500)
Total deferred tax assets, net of valuation allowance	4,019	241
Deferred tax liabilities:
Lease assets	(469)	(241)
Contract asset	(25,900)	—
Total gross deferred tax liabilities	(26,369)	(241)
Net deferred tax liabilities	$(22,350)	$—
As a result of the Transactions and the IPO, the Company acquired LLC Interests and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in GHH, LLC. In addition, the Company increased its ownership in GHH, LLC during the years ended December 31, 2024 and 2023, primarily through the redemption of LLC Interests. The Company recognized a reduction in deferred tax assets in the amount of $1.9 million for the year ended December 31, 2024 associated with the basis difference in our investment in GHH, LLC upon acquiring these LLC Interests. As of December 31, 2024, the total deferred tax asset related to the basis difference in the Company's investment in GHH, LLC was $130.3 million.

The Company records valuation allowances against its deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. Based on the lack of sufficient sources of taxable income at GHH, LLC, the Company has concluded that its deferred tax assets will not be realized and has recorded a valuation allowance against all deferred tax assets as of December 31, 2024. As a corporation, e-TeleQuote separately assesses its ability to recover the deferred tax assets. At e-TeleQuote, there is a significant source of future taxable income from the reversal of the deferred contract asset. As such, the Company has determined that there is ample positive evidence to overcome the negative weight of cumulative losses. As such, valuation allowances have not been recorded against the deferred tax assets of e-TeleQuote.

GoHealth, Inc.	2024 Form 10-K	87

As of December 31, 2024, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $454.8 million and $341.7 million, respectively. As of December 31, 2023, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $370.5 million and $291.2 million, respectively. The U.S. federal net operating losses can be carried forward indefinitely as they were generated after 2017. Certain state tax net operating loss carryforwards will begin to expire in 2025. As of both December 31, 2024 and December 31, 2023, the Company had U.S. federal credits and incentives of $0.5 million.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 31, 2024 and 2023. GoHealth, Inc. was formed in March of 2020 and did not engage in any operations prior to the Transactions and the IPO. GoHealth, Inc. filed its first tax returns for the tax year 2020 in 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although GHH, LLC is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by taxing authorities for U.S. federal and state income tax purposes. The statute of limitations has expired for tax years through 2020 for GHH, LLC and Creatix, Inc.
Tax Receivable Agreement
Pursuant to the Company’s election under Section 754 of the Code, the Company expects to obtain an increase in its share of the tax basis in the net assets of GHH, LLC when LLC Interests are redeemed or exchanged by the Continuing Equity Owners. The Company intends to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interests by the Continuing Equity Owners as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of December 31, 2024 and December 31, 2023, the Company determined that a $1.1 million and $0.8 million liability related to the Tax Receivable Agreement arose from the Transactions, respectively. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
10. REVENUE
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model, as described below. Refer to Note 1, “Description of Business and Significant Accounting Policies” for more information about the Company’s revenues.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

GoHealth, Inc.	2024 Form 10-K	88

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Medicare Revenue
Agency Revenue
Commission Revenue[1]	$506,516	$355,918	$316,734
Partner Marketing and Other Revenue	75,160	87,712	112,983
Total Agency Revenue	581,676	443,630	429,717
Non-Agency Revenue	212,289	271,969	107,336
Total Medicare Revenue	793,965	715,599	537,053
Other Revenue
Non-Encompass BPO Services Revenue	—	9,322	87,383
Other Revenue	4,929	9,750	7,239
Total Other Revenue	4,929	19,072	94,622
Total Net Revenue	$798,894	$734,671	$631,675

(1)Commission revenue excludes commissions generated through the Company’s Non-Encompass BPO Services as well as from the sale of individual and family plan insurance products.

Medicare Revenue: The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model. The agency model refers to the commission revenue and partner marketing and other revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents, or external agents, enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record.
Other Revenue: Other revenue is comprised of Non-Encompass BPO Services, which refers to programs in which GoHealth-employed agents are dedicated to certain health plans and agencies the Company partners with outside of the Encompass operating model. These services include commission revenue and partner marketing and other revenue that is directly attributable to Non-Encompass BPO Services. The remaining revenue relates primarily to revenue generated from the sale of individual and family plan insurance products and ancillary services.

Contract Balances
The Company records commissions receivable, commissions payable and deferred revenue related to its contracts with customers. Commissions receivable represents estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. Commissions payable represents estimated commissions to be paid to the Company’s external partners.
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of December 31, 2024 and 2023 of $20.9 million and $36.0 million, respectively, which are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. In addition, the Company had accrued payments for revenue share of $29.8 million and $14.8 million as of December 31, 2024 and 2023, respectively, which are recorded in accrued liabilities.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The slight increase in deferred revenue during the twelve months ended December 31, 2024 compared to the prior year period was primarily due to more cash received as of December 31, 2024 compared to December 31, 2023 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the twelve months ended December 31, 2024, 2023 and 2022, the Company recognized revenue that was recorded in deferred revenue on the Consolidated Balance Sheets at the beginning of the respective fiscal year of $51.1 million, $45.3 million and $0.1 million, respectively.
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total revenue for the periods indicated:

GoHealth, Inc.	2024 Form 10-K	89

	Twelve months ended Dec. 31,
	2024	2023	2022
United	28.3%	20.0%	18.4%
Humana	25.1%	28.0%	25.6%
Elevance	17.5%	19.4%	22.6%
Aetna	10.7%	16.8%	9.1%
Centene	10.5%	8.1%	11.4%
11. LEASES
The Company has entered into operating agreements with lease periods expiring between 2025 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Consolidated Statements of Operations:

	Twelve months ended Dec. 31,
(in thousands)	2024	2023	2022
Finance lease cost (1)	$—	$—	$102
Operating lease cost	8,113	7,952	8,286
Short-term lease cost (2)	63	57	420
Variable lease cost (3)	697	852	689
Sublease income	(2,591)	(1,577)	(1,243)
Total net lease expense	$6,282	$7,284	$8,254
(1)Primarily consists of amortization of finance lease right-of-use assets and an immaterial amount of interest on finance lease liabilities recorded in operating expenses and interest expense in the Consolidated Statements of Operations.
(2)Includes costs related to leases, which at the commencement date, have a lease term of twelve months or less.
(3)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As of December 31, 2024, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
2025	9,339
2026	8,144
2027	8,242
2028	7,278
2029	6,186
Thereafter	14,480
Total lease payments	$53,669
Less: Imputed interest	(13,064)
Present value of lease liabilities	$40,605
Supplemental cash flow information related to leases are as follows:

	Dec. 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,826	$12,383	$10,380
Non-cash activity:
Operating lease assets obtained in exchange for new lease obligations (1)	$1,361	$6,735	$26,405
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$—	$—	$4,155
(1)For the twelve months ended December 31, 2024, the Company recognized operating lease assets arising from operating leases of an acquiree. For the twelve months ended December 31, 2023, the Company entered into a lease agreement for its corporate headquarters in Chicago, Illinois, which commenced on July 5, 2023. For the twelve months ended December 31, 2022, the Company entered into a lease agreement with Wilson Tech 5, LLC for office space in Lindon, Utah, which commenced on June 8, 2022.

GoHealth, Inc.	2024 Form 10-K	90

The weighted average remaining operating lease term and discount rate are as follows:

	Dec. 31,
	2024	2023	2022
Weighted average remaining lease term (in years)	6.4 years	7.1 years	7.5 years
Weighted average discount rate	9.2%	9.0%	8.1%
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

On May 19, 2021, a derivative action (the “Derivative Action”) was filed in the U.S. District Court for the Northern District of Illinois, purportedly on behalf of the Company and against certain of the Company’s officers and directors, alleging breaches of fiduciary duty and other claims, based on substantially the same factual allegations as in the Securities Class Action. On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation. The settlement in the Securities Class Action did not resolve the Derivative Action. The Company is contesting the Derivative Action, but may pursue settlement negotiations, as it deems appropriate.

Although outcomes of unresolved cases are uncertain until final disposition, the Company establishes an accrual for such matters when a loss is deemed to be probable and reasonably estimable. On March 13, 2024, the Company paid $10.5 million toward the Securities Class Action settlement, which had been accrued in 2023. This payment was the remaining amount of the retention amount for which the Company was responsible under its applicable directors’ and officers’ liability insurance policies. The Company does not expect to make any further contribution to the settlement amount in the Securities Class Action. The remaining settlement amount was paid by the Company’s insurance carriers under the applicable insurance policies and pursuant to the terms of the approved settlement.

On January 15, 2025, we were made aware that the Department of Justice filed a notice of intervention in a pending qui tam proceeding filed by private party relators under seal in the U.S. District Court for the District of Massachusetts related to our arrangements with certain insurance health plan partners. The United States Attorney’s Office has not filed a Complaint-in-Intervention, and it is unknown whether they intend to pursue the matter following the Administration change. Depending upon the outcome of the lawsuit, we could be subject to civil penalties and/or damages, which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Because the aforementioned complaint has not been filed, and the qui tam lawsuit is under seal, we currently are unable to estimate an amount or range of reasonably possible loss or to express an opinion regarding the ultimate outcome.
13. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 214 W Huron LLC, 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant shareholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the twelve months ended December 31, 2024, 2023 and 2022, the Company made aggregate lease payments of $5.5 million, $6.0 million and $3.9 million, respectively, under these leases. The lease agreement with 214 W Huron LLC expired during the twelve months ended December 31, 2024.
On January 1, 2020, the Company entered into a non-exclusive aircraft dry lease agreement with an entity wholly-owned and controlled by certain significant shareholders of the Company. The agreement allows the Company to use an aircraft owned by this entity for business and on an as-needed basis. Under the agreement, the Company is required to pay $6,036.94 per flight hour for use of the aircraft. For the twelve months ended December 31, 2024 and 2023, the Company recorded no expense under this lease. For the twelve months ended December 31, 2022, the Company recorded expense of $0.6 million under this lease. The lease was terminated during the twelve months ended December 31, 2024.

GoHealth, Inc.	2024 Form 10-K	91

During the fourth quarter of 2023 the Company paid $0.2 million to the Continuing Equity Owners and Blocker Shareholders related to fiscal year 2022 under the TRA. Additionally, the Company made tax distributions related to the 2023 tax year totaling $0.1 million to several current and former employees, including certain executive officers, as well as other partners related to state taxable income allocated to such persons.
14. RESTRUCTURING COSTS
During the second and third quarters of fiscal year 2022, the Company implemented restructuring initiatives as part of its strategic transformation to drive efficiency and optimize costs. On June 3, 2022, the Board approved the separation and replacement of key management roles, including Chief Operating Officer, Chief Financial Officer, Chief Strategy Officer and President. On August 9, 2022, the Company eliminated 828 full-time positions, representing approximately 23.7% of the workforce, primarily within the consumer care and enrollment group. The majority of the restructuring charges incurred relate to employee termination benefits and will be settled in cash through the first quarter of 2025. The restructuring activities related to this plan were materially complete as of December 31, 2022. The Company evaluates restructuring charges in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation—Nonretirement Post-Employment Benefits.
During the twelve months ended December 31, 2024 and 2023, the Company incurred no restructuring and other related charges. The components of the restructuring and other related charges for the twelve months ended December 31, 2022 are as follows:

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

The following table provides the changes in the Company’s restructuring and other related charges that will be settled in cash, included in accrued liabilities on the Consolidated Balance Sheets:

	Dec. 31,
(in thousands)	2024	2023
Beginning balance	$645	$2,083
Charges incurred	—	—
Cash paid	(632)	(1,438)
Ending balance	$13	$645
15. ACQUISITIONS
On September 30, 2024 (the “Acquisition Date”), the Company completed the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”), a health insurance marketplace that helps Medicare beneficiaries compare Medicare Advantage and Medicare Supplement plans and enroll in the plan that is right for them. The acquisition increases the Company’s agent base without the need for further hiring, thus expanding its operational capacity.
The Company obtained control of e-TeleQuote through two steps, which are accounted for as a single transaction under the acquisition method under ASC 805. On August 30, 2024, e-TeleQuote Holdings, LLC (“Subscriber”), a wholly-owned subsidiary of the Company, entered into a Purchase & Subscription Agreement (the “Subscription Agreement”), by and between Subscriber and e-TeleQuote. Pursuant to the Subscription Agreement, on September 30, 2024 the Subscriber subscribed for and acquired newly issued shares of e-TeleQuote’s common stock representing approximately 18.9% of e-TeleQuote’s outstanding common stock post-acquisition. On the Acquisition Date, e-TeleQuote’s former parent company irrevocably and permanently surrendered and relinquished all rights in e-TeleQuote without receipt of consideration. As a result, the Company obtained a 100% equity interest in e-TeleQuote.
The Company obtained control of e-TeleQuote without the transfer of consideration. On the Acquisition Date, the Company recognized a gain on bargain purchase of $84.5 million, which is included in the line item “Gain on bargain purchase” in the Consolidated Statements of Operations. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred. The Company determined the gain on bargain

GoHealth, Inc.	2024 Form 10-K	92

purchase is appropriate as the seller’s board of directors previously authorized the abandonment of the seller’s ownership in e-TeleQuote with a target date of September 30, 2024.

During the measurement period of up to one year from the Acquisition Date, the Company will record adjustments identified, if any, to the acquisition-date fair values of assets acquired and liabilities assumed with the corresponding offset to gain on bargain purchase. Upon the conclusion of the measurement period, any subsequent adjustments will be included in the Company's Consolidated Statements of Operations. During the three months ended December 31, 2024, the Company recorded a $7.1 million measurement period adjustment to prepaid expense and other current assets and deferred tax liabilities with a corresponding increase to gain on bargain purchase. The $7.1 million measurement period adjustment recorded in the fourth quarter of 2024 relates to changes in the estimate of state deferred tax liabilities and realization of net operating losses.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date:

(in thousands)	Preliminary Fair Value	Subsequent Adjustments to Fair Value	Revised Preliminary Fair Value
Cash and cash equivalents	$17,536		$17,536
Accounts receivable	2,013		2,013
Commissions receivable - current	17,200		17,200
Prepaid expense and other current assets	1,293	2,768	4,061
Commissions receivable - non-current	73,325		73,325
Operating lease ROU asset	1,361		1,361
Other long-term assets	198		198
Property, plant and equipment, net	329		329
Total identifiable assets acquired	113,255	2,768	116,023
Accounts payable	1,695		1,695
Accrued liabilities	7,448		7,448
Short-term operating lease liability	318		318
Long-term operating lease liability	1,042		1,042
Deferred tax liabilities	25,000	(4,361)	20,639
Other non-current liabilities	389		389
Total liabilities assumed	35,892	(4,361)	31,531
Net identifiable assets acquired	77,363	7,129	84,492
Gain on bargain purchase	(77,363)	(7,129)	(84,492)
Net assets acquired	$—	$—	$—
The Company incurred acquisition-related costs of $0.9 million during the twelve months ended December 31, 2024 for legal fees and other professional services which were expensed as incurred and included in general and administrative expenses in the Consolidated Statements of Operations.
The results of operations of e-TeleQuote since the Acquisition Date have been included in the Company’s Consolidated Financial Statements. e-TeleQuote contributed $40.5 million of revenues and $7.4 million of net income (loss) to the Company’s consolidated results for the twelve months ended December 31, 2024.
Supplemental Pro Forma Financial Information
The following table presents certain unaudited pro forma financial information for the combined entity as if the e-TeleQuote acquisition occurred on January 1, 2023. The unaudited pro forma financial information for the periods presented is provided for illustrative purposes only and is not necessarily indicative of the historical results of operations had the acquisition occurred on January 1, 2023, nor is it indicative of the results of operations in future periods.

	Twelve months ended Dec. 31,
(in thousands)	2024	2023
Net revenues	$871,950	$801,855
Net income (loss)	$(130,050)	$(76,741)
The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information. These pro forma amounts include the impact of certain pro forma adjustments related to (i) acquisition-related costs, (ii) amortization of the acquiree’s intangible assets before the Acquisition

GoHealth, Inc.	2024 Form 10-K	93

Date, (iii) impairment charges related to the acquiree’s intangible assets and goodwill before the Acquisition Date and (iv) gain on bargain purchase. The impact of other pro forma adjustments is not material.
16. SEGMENT REPORTING

Operating segments are identified as components of an enterprise about which separate discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) The Company has one operating and reportable segment which has the same accounting policies as those described in Note 1, Description of Business and Significant Accounting Policies. The single operating and reportable segment aligns with the Company’s core focus on the sale and administration of Medicare products and reflects how the CODM evaluates the Company’s operating and financial performance, which is on a consolidated basis. The Company’s CODM is its chief executive officer.
The primary services provided by the Company relate to the sale and administration of Medicare insurance products offered by the health plan partners with which GoHealth has contractual relationships. The health plan partners are responsible for paying commissions and fees for enrollment and engagement services and, for these purposes, act as GoHealth’s customers. The Company derives substantially all of its revenues from customers located in the United States. The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated total assets. Substantially all of the Company’s assets are located in the United States.
The CODM assesses the Company’s performance and decides how to allocate resources based on consolidated net income (loss), as presented on the Consolidated Statements of Operations. The significant expenses that are regularly provided to the CODM and included within consolidated net income (loss) are consistent with those that are presented on the Consolidated Statement of Operations.
Budget approval, which primarily drives resource allocation, is prepared and approved at a consolidated level. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) to identify trends in the Company’s performance over time and to benchmark the Company’s performance against its competitors.

GoHealth, Inc.	2024 Form 10-K	94

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

On September 30, 2024 we completed the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”). Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded e-TeleQuote from our evaluation for the twelve months ended December 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. We reviewed the results of our management’s assessment with our Audit Committee.

Our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

GoHealth, Inc.	2024 Form 10-K	95

During the fiscal year ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

GoHealth, Inc.	2024 Form 10-K	96

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
Insider Trading Policy
The information concerning our insider trading policy required by this Item 10 is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the heading “Insider Trading Policy,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.
Executive Officers and Directors
The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this Item 10 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable), “Proposal 1: Election of Directors” and “Committees of the Board,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable), which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2024.

GoHealth, Inc.	2024 Form 10-K	97

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
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	01-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	01-39390	3.2	9/26/2022
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GoHealth, Inc.	8-K	01-39390	3.1	11/18/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020
4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021
10.1	Incremental Facility Agreement and Technical Amendment No. 2 to Credit Agreement, dated as of May 7, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	S-1	333-239287	10.5	6/19/2020
10.2	Incremental Facility Agreement and Technical Amendment No. 3 to Credit Agreement, dated as of June 11, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	8/20/2020
10.3	Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	5/13/2021
10.4	Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement, dated as of June 11, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	6/14/2021

GoHealth, Inc.	2024 Form 10-K	98

10.5	Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement, dated as of November 10, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	11/10/2021
10.6	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022
10.7	Amendment No. 8 to the Credit Agreement, dated as of August 12, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	8/15/2022
10.8	Amendment No. 9 to the Credit Agreement, dated as of November 9, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	001-39390	10.1	11/14/2022
10.9	Amendment No. 10 to the Credit Agreement, dated as of March 15, 2023, among Norvax, LLC, as borrower, Owl Rock Capital Corporation, as administrative agent, collateral agent and required lenders.	8-K	001-39390	10.1	3/17/2023
10.10	Amendment No. 11 to the Credit Agreement, dated as of March 12, 2024, among Norvax, LLC, as borrower, Blue Owl Capital Corporation, as administrative agent, collateral agent and required lenders.	10-K	001-39390	10.10	3/14/2024
10.11	Amendment No. 12 to the Credit Agreement dated as of October 15, 2024, among Norvax LLC, as borrower, Blue Owl Corporation, as administrative agent, collateral agent and required lenders	10-Q	001-39390	10.3	11/7/2024
10.12	Consent Letter to the Credit Agreement, dated as of September 13, 2024, by and among the Borrower, each other Guarantor, Holdings, Blue Owl Capital Corporation, and each of the Lenders	10-Q	001-39390	10.4	11/7/2024
10.13	Amendment and Restatement Agreement, dated as of November 4, 2024, by and among Blizzard Midco, LLC, Norvax, LLC, the lenders party thereto, the issuing banks party thereto, Blue Owl Capital Corporation, as the predecessor agent, and Blue Torch Finance, LLC, as administrative agent and collateral agent	10-Q	001-39390	10.5	11/7/2024
10.14	Amended and Restated Credit Agreement, dated as of November 4, 2024, by and among Blizzard Midco, LLC, Norvax, LLC, the lenders party thereto, the issuing banks party thereto and Blue Torch Finance, LLC, as administrative agent and collateral agent	10-Q	001-39390	10.6	11/7/2024
10.15	Tax Receivable Agreement, dated July 15, 2020, by and among the GoHealth, Inc., GoHealth, LLC, CB Blizzard Co-Invest Holdings, L.P., CCP III AIV VII Holdings, L.P. and each of the Members from time to time party thereto.	8-K	001-39390	10.1	7/17/2020
10.16	Registration Rights Agreement, dated July 15, 2020, by and among GoHealth, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-39390	10.2	7/17/2020
10.17	Second Amended and Restated Limited Liability Company Agreement of GoHealth, LLC, dated July 15, 2020, by and among GoHealth, LLC and its Members.	8-K	001-39390	10.3	7/17/2020
10.18	Stockholders Agreement, dated July 15, 2020, by and among GoHealth, Inc. and the persons and entities listed on the schedules attached thereto.	8-K	001-39390	10.4	7/17/2020
10.19	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC, dated as of September 23, 2022	8-K	001-39390	10.3	9/26/2022

GoHealth, Inc.	2024 Form 10-K	99

10.20	Investment Agreement dated as of September 23, 2022 among GoHealth, Inc. and the purchasers identified therein.	8-K	001-39390	10.1	9/26/2022
10.21	Registration Rights Agreement dated as of September 23, 2022 among GoHealth, Inc. and the persons identified therein.	8-K	001-39390	10.2	9/26/2022
10.22#	Form of Indemnification and Advancement Agreement between GoHealth, Inc. and its directors and officers.	S-1	333-239287	10.9	6/19/2020
10.23#	GoHealth Holdings, LLC Profits Unit Plan.	S-1/A	333-239287	10.9	7/6/2020
10.24#	Form of Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.10	7/6/2020
10.25#	Form of Amendment No. 1 to Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.11	7/8/2020
10.26#	GoHealth, Inc. 2020 Incentive Award Plan.	S-1/A	333-239287	10.6	7/8/2020
10.27#	GoHealth, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239287	10.7	7/8/2020
10.28#	GoHealth, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-239287	10.16	7/8/2020
10.29#	Form Director Profits Unit Agreement.	S-1/A	333-239287	10.17	7/8/2020
10.30#	Form Amendment No. 1 to Director Profits Unit Agreement.	S-1/A	333-239287	10.18	7/8/2020
10.31#	Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-1/A	333-239287	10.19	7/8/2020
10.32#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-239287	10.20	7/8/2020
10.33#	GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.1	12/20/2021
10.34#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-8	333-239287	99.2	12/20/2021
10.35#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-8	333-239287	99.3	12/20/2021
10.36#	First Amendment to the GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.6	6/6/2022
10.37#	Incentive Award Plan Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement	S-8	333-239287	99.4	6/6/2022
10.38#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement	S-8	333-239287	99.7	6/6/2022
10.39#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	S-8	333-239287	99.8	6/6/2022
10.40#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vijay Kotte	10-Q	001-39390	10.1	8/16/2022
10.41#	Separation and General Release Agreement, dated July 28, 2023, by and between Shane Cruz, Norvax, LLC, GoHealth, Inc., and GoHealth Holdings, LLC	10-Q	001-39390	10.1#	8/10/2023
10.42#	Amended and Restated Employment Agreement signed May 8, 2024, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Michael Hargis.	10-Q	001-39390	10.2#	5/9/2024
10.43#	Employment Agreement, dated as of October 4, 2024, by and among Brendan Shanahan, GoHealth, Inc. and Norvax, LLC	8-K	001-39390	10.1	10/10/2024
10.44#	Employment Agreement, dated as of October 4, 2024, by and between Katherine O'Halloran and Norvax, LLC	8-K	001-39390	10.2	10/10/2024
19.1	GoHealth, Inc. Insider Trading Compliance Policy					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	GoHealth, Inc. Policy on Recoupment of Incentive Compensation	10-K	001-39390	97.1	3/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

GoHealth, Inc.	2024 Form 10-K	100

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

GoHealth, Inc.	2024 Form 10-K	101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	February 27, 2025	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	February 27, 2025	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2025.

/s/ Vijay Kotte	/s/ Brendan Shanahan
Vijay Kotte Chief Executive Officer (Principal Executive Officer)	Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clinton Jones	/s/ Brandon Cruz
Clinton Jones Co-Chairman of the Board of Directors	Brandon Cruz Co-Chairman of the Board of Directors

/s/ David Fisher	/s/ Jeremy Gelber
David Fisher Director	Jeremy Gelber Director

/s/ Karolina Hilu	/s/ Abhiraj Modi
Karolina Hilu Director	Abhiraj Modi Director

/s/ Alexander Timm	/s/ Alan Wheatley
Alexander Timm Director	Alan Wheatley Director

GoHealth, Inc.	2024 Form 10-K	102