Form 10-Q
period 2025-03-31
GoHealth, Inc.
filed 2025-05-16
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2025, the registrant had 11,115,125 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,623,288 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding our expected growth, future capital expenditures, debt service obligations, ability to continue as a going concern, adoption and use of artificial intelligence technologies, the impact on our business from regulatory changes, the impact on our business from the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) and our ability to successfully integrate e-TeleQuote’s operations, technologies and employees into our business, are forward-looking statements.

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

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report on Form 10-K”), this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2025 and in our other filings with the Securities and Exchange Commission.
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

GoHealth, Inc.	2025 Form 10-Q	1

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

We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. Adjusted EBITDA is the primary non-GAAP financial performance measure used by management to evaluate the business and monitor the results of operations, as well as a basis for certain compensation programs sponsored by the Company. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

GoHealth, Inc.	2025 Form 10-Q	2

KEY BUSINESS PERFORMANCE AND OPERATING METRICS

Throughout this Quarterly Report on Form 10-Q, we use a number of business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics are as follows:

•“Direct Operating Cost of Submission” is an operating metric that represents costs directly attributable to Submissions generated during a reporting period and excludes costs that are indirect or fixed. Direct Operating Cost of Submission is comprised of the portion of the respective operating expenses for revenue share, marketing and advertising and consumer care and enrollment that are directly related to the Submissions generated in the reporting period.

•“Direct Operating Cost per Submission” is an operating metric that represents the average performance of Submissions generated during a reporting period. Direct Operating Cost per Submission refers to (x) Direct Operating Cost of Submission for a reporting period divided by (y) the number of Submissions generated for such period.
•“Sales/Direct Operating Cost of Submission” represents (x) the numerator of Sales per Submission, as defined below, divided by (y) Direct Operating Cost of Submission.
•“Sales per Submission” is an operating metric that represents the average performance of Submissions generated during a reporting period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions, including any impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods. Sales per Submission equals (x) the sum of (i) agency revenues, comprised of the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product, as well as partner marketing and other revenue and (ii) non-agency revenues, comprised of the enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, divided by (y) the number of Submissions generated for such period.
•“Submission” refers to either (i) a completed application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period or (ii) a transfer by our agent to the health plan partner through the Encompass operating model during the indicated period.

Sales per Submission and Direct Operating Cost per Submission are key operating metrics used by management to understand the Company’s underlying financial performance and trends. For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GoHealth, Inc.	2025 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Mar. 31,
	2025	2024
Net revenues	220,972	185,600
Operating expenses:
Revenue share	39,272	38,013
Marketing and advertising	67,415	52,775
Consumer care and enrollment	51,698	47,861
Technology	9,038	10,550
General and administrative	22,656	16,919
Amortization of intangible assets	23,514	23,514
Operating lease impairment charges	710	—
Total operating expenses	214,303	189,632
Income (loss) from operations	6,669	(4,032)
Interest expense	15,954	17,951
Other (income) expense, net	(601)	(566)
Income (loss) before income taxes	(8,684)	(21,417)
Income tax (benefit) expense	1,102	(71)
Net income (loss)	(9,786)	(21,346)
Net income (loss) attributable to non-controlling interests	(5,378)	(12,130)
Net income (loss) attributable to GoHealth, Inc.	$(4,408)	$(9,216)
Net income (loss) per share (Note 7):
Net income (loss) per share of Class A common stock — basic and diluted	$(0.52)	$(1.04)
Weighted-average shares of Class A common stock outstanding — basic and diluted	10,373	9,715
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Mar. 31,
	2025	2024
Net income (loss)	$(9,786)	$(21,346)
Other comprehensive income (loss):
Foreign currency translation adjustments	(119)	(5)
Comprehensive income (loss)	(9,905)	(21,351)
Comprehensive income (loss) attributable to non-controlling interests	(5,443)	(12,133)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(4,462)	$(9,218)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Mar. 31, 2025	Dec. 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,153	$40,921
Accounts receivable, net	5,896	4,452
Commissions receivable - current	207,443	320,399
Prepaid expense and other current assets	25,422	34,639
Total current assets	260,914	400,411
Commissions receivable - non-current	793,174	733,161
Operating lease ROU asset	16,401	19,317
Property, equipment, and capitalized software, net	29,306	29,320
Intangible assets, net	278,983	302,497
Other long-term assets	3,289	3,717
Total assets	$1,382,067	$1,488,423
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	20,297	14,591
Accrued liabilities	82,240	121,346
Commissions payable - current	58,894	98,771
Short-term operating lease liability	4,649	5,705
Deferred revenue	23,670	53,720
Current portion of long-term debt	39,500	39,500
Other current liabilities	4,149	4,419
Total current liabilities	233,399	338,052
Non-current liabilities:
Commissions payable - non-current	188,477	177,656
Long-term operating lease liability	33,056	34,900
Deferred tax liability	23,407	22,350
Long-term debt, net of current portion	446,400	447,865
Other non-current liabilities	6,324	9,200
Total non-current liabilities	697,664	691,971
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both March 31, 2025 and December 31, 2024. Liquidation preference of $55.6 million and $54.6 million as of March 31, 2025 and December 31, 2024, respectively.	53,918	52,962
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 10,930 and 10,614 shares issued; 10,546 and 10,292 shares outstanding as of March 31, 2025 and December 31, 2023, respectively.	1	1
Class B common stock – $0.0001 par value; 615,830 and 615,917 shares authorized; 12,623 and 12,711 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both March 31, 2025 and December 31, 2024.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both March 31, 2025 and December 31, 2024.	—	—
Treasury stock – at cost; 384 and 322 shares of Class A common stock as of March 31, 2025 and December 31, 2024, respectively.	(4,972)	(4,150)
Additional paid-in capital	674,420	669,346
Accumulated other comprehensive income (loss)	(205)	(151)
Accumulated deficit	(427,616)	(423,208)
Total stockholders’ equity attributable to GoHealth, Inc.	241,629	241,839
Non-controlling interests	155,457	163,599
Total stockholders’ equity	397,086	405,438
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,382,067	$1,488,423
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Mar. 31, 2025
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2025	10,614	$1	12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599	$405,438
Net income (loss)								(4,408)		(5,378)	(9,786)
Issuance of Class A common shares related to share-based compensation plans	228	—					1				1
Share-based compensation expense							3,330				3,330
Foreign currency translation adjustments									(54)	(65)	(119)
Class A common shares repurchased for employee tax withholdings					(62)	(822)					(822)
Dividends accumulated on Series A redeemable convertible preferred stock							(956)				(956)
Redemption of LLC Interests	88	—	(88)	—			2,699			(2,699)	—
Balance at Mar. 31, 2025	10,930	$1	12,623	$1	(384)	$(4,972)	$674,420	$(427,616)	$(205)	$155,457	$397,086

	Three months ended Mar. 31, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653
Net income (loss)								(9,216)		(12,130)	(21,346)
Issuance of Class A common shares related to share-based compensation plans	307	—					—				—
Share-based compensation expense							3,172				3,172
Foreign currency translation adjustments									(2)	(3)	(5)
Class A common shares repurchased for employee tax withholdings					(89)	(942)					(942)
Dividends accumulated on Series A redeemable convertible preferred stock							(892)				(892)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	30	—	(30)	—			2,741			(2,741)	—
Balance at Mar. 31, 2024	10,160	$1	12,783	$1	(262)	$(3,582)	659,080	$(429,496)	$(129)	$159,765	$385,640

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended Mar. 31,
	2025	2024
Operating Activities
Net income (loss)	$(9,786)	$(21,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,803	1,783
Depreciation and amortization	2,963	2,732
Amortization of intangible assets	23,514	23,514
Amortization of debt discount and issuance costs	998	1,262
Deferred tax liability	1,057	—
Non-cash lease expense	1,025	988
Operating lease impairment charges	710	—
Other non-cash items	(271)	(67)
Changes in assets and liabilities:
Accounts receivable	(1,444)	(8,955)
Commissions receivable	52,979	68,616
Prepaid expenses and other assets	9,557	28,992
Accounts payable	5,705	(11,932)
Accrued liabilities	(39,105)	(33,242)
Deferred revenue	(30,051)	(13,680)
Commissions payable	(29,057)	(16,936)
Operating lease liabilities	(1,385)	(1,838)
Other liabilities	(2,617)	(7,379)
Net cash provided by (used in) operating activities	(12,405)	12,512
Investing Activities
Purchases of property, equipment and software	(3,048)	(4,556)
Net cash provided by (used in) investing activities	(3,048)	(4,556)
Financing Activities
Repayment of borrowings	(2,375)	—
Repurchase of shares to satisfy employee tax withholding obligations	(822)	(942)
Proceeds from stock option exercises	1	—
Net cash provided by (used in) financing activities	(3,196)	(942)
Effect of exchange rate changes on cash and cash equivalents	(119)	(5)
Increase (decrease) in cash and cash equivalents	(18,768)	7,009
Cash and cash equivalents at beginning of period	40,921	90,809
Cash and cash equivalents at end of period	$22,153	$97,818
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	8

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business

GoHealth (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, GoHealth believes it is uniquely positioned as a trusted partner to the 67.0 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult, and seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. GoHealth aims to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. GoHealth partners with health plans that provide access to high-quality health plans across all 50 states and the District of Columbia.

GoHealth primarily offers Medicare plans, including, but not limited to, Medicare Advantage, Medicare Supplement and prescription drug plans. Its proprietary technology platform leverages modern machine-learning algorithms, powered by over two decades of insurance purchasing behavior, to reimagine the process of matching a health plan to a consumer’s specific needs. GoHealth’s unbiased, technology-driven marketplace coupled with highly-skilled licensed agents has facilitated the enrollment of millions of consumers in Medicare plans since its inception. Health plan partners benefit from the GoHealth platform by gaining access to the large and rapidly growing Medicare-eligible population. GoHealth believes health plan partners utilize its large-scale data, technology and efficient marketing processes to maximize scale and reduce their cost of submission, compared to health plan partner-employed agent workforces.
GoHealth believes its streamlined, consumer-centric Encompass operating model drives both high-quality enrollments and a strong consumer experience. The Company strives to be a trusted, high-quality enrollment partner for both consumers and health plan partners.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 27, 2025. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation.
Certain prior period amounts have been reclassified to conform with the current period presentation. The Company reclassified $8.5 million related to certain commissions payable to external agents from other current liabilities to commissions payable - current on the Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2024 to conform to current period presentation.
There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K.
Going Concern

GoHealth, Inc.	2025 Form 10-Q	9

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business within twelve months after the date that these Condensed Consolidated Financial Statements are issued.

Under the Company’s Credit Agreement (as defined and described further in in Note 4, “Long-Term Debt”), the Company is required to meet certain financial covenants and make scheduled principal and interest payments. As of March 31, 2025, the Company is in compliance with all of its financial covenants; however, management’s current financial projections indicate that, based on the Company’s current business plan, there is a significant likelihood that the Company will be unable to maintain compliance with its covenants and make scheduled principal and interest payments, including amounts due under the Class A Revolving Facility expiring on June 30, 2025 within the twelve months after these Condensed Consolidated Financial Statements are issued, unless the mitigating plans described below are implemented successfully. If the Company is unable to meet its covenants or make scheduled principal and interest payments, the Company’s lenders could declare the Company in default and accelerate all amounts owing under the Credit Agreement. The Company does not expect it would have sufficient liquidity to repay such amounts. Management has developed mitigating plans to address the potential liquidity constraints, including cost control measures and renegotiation of the terms of its existing debt arrangements. However, the Company cannot provide assurance that it will be successful in implementing these mitigating plans on acceptable terms, if at all. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
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
Seasonality
The Medicare annual enrollment period (“AEP”) occurs from October 15th to December 7th. As a result, and in general, the Company experiences an increase in the number of Submissions during the fourth quarter and an increase in expense related to the Submissions during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, Submissions are typically second-highest in the first quarter. The second and third quarters are known as special election periods, during which Submissions are typically lowest. A significant portion of the Company’s marketing and advertising expenses is driven by the number of health insurance applications submitted through the Company. Marketing and advertising expenses are generally higher in the fourth quarter during AEP, but because commissions from approved consumers are paid to the Company over time, the Company’s operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of Submissions during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of Submissions during the fourth quarter.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhanced annual disclosures regarding the income tax rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities and annual periods beginning after December 15, 2025 for all other entities. The Company is currently assessing the impact on its related disclosures.
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

GoHealth, Inc.	2025 Form 10-Q	10

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
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $0.7 million for the three months ended March 31, 2025. There were no operating lease impairment charges for the three months ended March 31, 2024. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
3. INTANGIBLE ASSETS, NET
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Mar. 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$393,257	$102,743
Customer relationships	232,000	128,760	103,240
Total intangible assets subject to amortization	$728,000	$522,017	$205,983
Indefinite-lived trade names			73,000
Total intangible assets			$278,983

	Dec. 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$375,543	$120,457
Customer relationships	232,000	122,960	109,040
Total intangible assets subject to amortization	$728,000	$498,503	$229,497
Indefinite-lived trade names			73,000
Total intangible assets			$302,497
As of March 31, 2025, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2025	$53,143	$17,400	$70,543
2026	49,600	23,200	72,800
2027	—	23,200	23,200
2028	—	23,200	23,200
2029	—	16,240	16,240
Thereafter	—	—	—
Total	$102,743	$103,240	$205,983

GoHealth, Inc.	2025 Form 10-Q	11

4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Mar. 31, 2025	Dec. 31, 2024
Term Loan Facilities	$472,625	$475,000
Revolving Credit Facilities	30,000	30,000
Less: Unamortized debt discount and issuance costs	(16,725)	(17,635)
Total debt	$485,900	$487,365
Less: Current portion of long-term debt	(39,500)	(39,500)
Total long-term debt	$446,400	$447,865
Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
Remainder of 2025	$37,125
2026	9,500
2027	9,500
2028	9,500
2029	437,000
Thereafter	—
Total	$502,625
Term Loan Facility
On November 4, 2024, Norvax (the “Borrower”) entered into the Amendment and Restatement Agreement (“Credit Agreement”) to provide for, among other items as further described below, a class of term loan facilities (the “Term Loan Facility”) in an aggregate principal amount equal to $475.0 million. Beginning on March 31, 2025, principal payments equal to 2.00% of the outstanding principal balance per annum of the Term Loan Facility will be paid in equal quarterly installments. To the extent not previously paid, the Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029. At the option of the Borrower and prior to the Class A Revolving Facility Termination Date, as defined below, the Term Loan Facility bears interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum. After the Class A Revolving Facility Termination Date, which is on or prior to June 30, 2025, the Term Loan Facility will bear interest at either (i) ABR plus 6.25% per annum or (ii) SOFR plus 7.25% per annum. Pursuant to the Credit Agreement, the Borrower repaid $2.4 million in borrowings under the Term Loan Facility in March 2025.
As of March 31, 2025 and December 31, 2024, the Borrower had a principal amount of $472.6 million and $475.0 million outstanding under the Term Loan Facility, respectively. The effective interest rate of the Term Loan Facility was 11.82% as of March 31, 2025 and 12.06% as of December 31, 2024.
Revolving Credit Facilities

In addition to the Term Loan Facility, the Credit Agreement provides for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). The Class A Revolving Credit Facility matures on June 30, 2025 and bears interest at either (i) ABR plus 5.50% per annum or (ii) SOFR plus 6.50% per annum. The Borrower is required to pay a commitment fee of 0.50% per annum on undrawn amounts under the Class A Revolving Credit Facility. The Class A-1 Revolving Credit Facility will be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to June 30, 2025 (the “Class A Revolving Facility Termination Date”). Outstanding borrowings under the Class A-1 Revolving Credit Facility are due and payable on November 4, 2029. At the option of the Borrower and prior to the Class A Revolving Facility Termination Date, the Class A-1 Revolving Credit Facility will bear interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum. After the New Class A Revolving Facility Termination Date, the Class A-1 Revolving Credit Facility will bear interest at either (i) ABR plus 6.25% per annum or (ii) SOFR plus 7.25% per annum. The Borrower is required to pay a commitment fee of 1.0% per annum on undrawn amounts under the Class A-1 Revolving Credit Facility.

As of both March 31, 2025 and December 31, 2024, the Company had $30.0 million outstanding under the Class A Revolving Credit Facility and no amounts outstanding under the Class A-1 Revolving Credit Facility. The Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility had a remaining capacity of $58.5 million and $35.0 million, respectively, as of both March 31, 2025 and December 31, 2024.

The Company collectively refers to the Class A Revolving Credit Facility and the Class A-1 Revolving Credit Facility as the “Revolving Credit Facilities.”

GoHealth, Inc.	2025 Form 10-Q	12

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

Covenants and Other Matters

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and its subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Credit Agreement contains certain financial and non-financial covenants. The Company is in compliance with all covenants as of March 31, 2025.

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

Subsequent to March 31, 2025, the Company has requested to borrow the remaining available balance of the Class A Revolving Credit Facility, up to the maximum capacity of $88.5 million.
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

GoHealth, Inc.	2025 Form 10-Q	13

price of one share of the Company’s Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the GHH, LLC Agreement.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the three months ended March 31, 2025 and 2024 were 55.0% and 56.8%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both March 31, 2025 and December 31, 2024, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7.0%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three months ended March 31, 2025 and 2024, the Company accrued $1.0 million and $0.9 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Condensed Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of March 31, 2025 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2025 Form 10-Q	14

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

GoHealth, Inc.	2025 Form 10-Q	15

6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Three months ended Mar. 31,
(in thousands)	2025	2024
Marketing and advertising	$64	$76
Consumer care and enrollment	279	324
Technology	287	239
General and administrative(1)	2,173	1,144
Total share-based compensation expense	$2,803	$1,783

(1)For the three months ended March 31, 2025 and 2024, share-based compensation expense includes expense related to the stock appreciation rights (“SARs”), which are liability classified awards.
7. NET INCOME (LOSS) PER SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended Mar. 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net loss	$(9,786)	$(21,346)
Less: Net loss attributable to non-controlling interests	(5,378)	(12,130)
Net loss attributable to GoHealth, Inc.	(4,408)	(9,216)
Less: Dividends accumulated on redeemable convertible preferred stock	956	892
Net loss attributable to common stockholders - basic and diluted	(5,364)	(10,108)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	10,373	9,715
Net loss per share of Class A common stock—basic and dilutive	$(0.52)	$(1.04)
The following number of shares were excluded from the calculation of diluted loss per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

	Mar. 31,
(in thousands)	2025	2024
Equity awards	2,307	1,671
Redeemable convertible preferred stock	4,113	3,989
Class B common stock	12,623	12,783
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
8. INCOME TAXES
The Company is taxed as a corporation for income tax purposes and is subject to federal, state and local taxes on the income allocated to it from GHH, LLC based upon the Company’s economic interest in GHH, LLC. The Company is the sole managing member of GHH, LLC and, as a result, consolidates the financial results of GHH, LLC. GHH, LLC is a limited liability company taxed as a partnership for income tax purposes except for a foreign subsidiary, which is treated as a foreign disregarded entity. As a partnership, GHH, LLC does not pay any federal income taxes, as income or loss is included in the tax returns of the individual members. In 2024, the Company acquired a 100% equity interest in e-TeleQuote Insurance, Inc. (“e-TeleQuote”) which

GoHealth, Inc.	2025 Form 10-Q	16

is taxed as a corporation. These corporations are subject to federal and state income taxes in the jurisdictions in which they operate. Additionally, the Company’s foreign subsidiaries are subject to foreign income taxes in the jurisdiction in which they operate. The accruals for such taxes are included in the Condensed Consolidated Financial Statements.
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was (13.47)% and 0.33%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of both March 31, 2025 and December 31, 2024 the liability related to the Tax Receivable Agreement was $1.1 million. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
9. REVENUE
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model, as described below.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Mar. 31,
(in thousands)	2025	2024
Medicare Revenue
Agency Revenue
Commission Revenue(1)	$167,109	$79,733
Partner Marketing and Other Revenue	20,524	19,391
Total Agency Revenue	187,633	99,124
Non-Agency Revenue	31,771	85,902
Total Medicare Revenue	219,404	185,026
Other Revenue	1,568	574
Total Net Revenues	$220,972	$185,600

(1)Commission revenue excludes commissions generated from the sale of individual and family plan insurance products.

Medicare Revenue

Agency Revenue

Agency revenue refers to the commission revenue and partner marketing and other revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents, also referred to as external agents, enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. The Company records as commission revenue the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product, also known as the total estimated LTV of the policy, net of an estimated constraint. The consideration is variable based on the estimated amount of time a policy will remain in force, which is based on historical experience or health plan partner experience to the extent available, industry data and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date.

The Company utilizes a practical expedient to estimate commission revenue for each insurance product by applying the use of a portfolio approach to group approved members by the effective month of the relevant policy (referred to as a “vintage”). On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash

GoHealth, Inc.	2025 Form 10-Q	17

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

Non-Agency Revenue
Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized. Non-agency revenue includes enrollment and engagement services through Encompass Connect and Encompass Engage. Encompass Connect is designed to provide enrollment related services to participating partners. The Company is compensated for generating and transferring leads to the health plan partners, at which time the health plan partner representative will enroll and submit the application, becoming the agent of record. Revenue is recognized at a point in time the lead is transferred. The Company’s performance obligation is complete when a health plan partner has received a lead, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. The Company estimates the amount of variable consideration that it expects to receive based on historical experience with commission revenue or health plan partner experience to the extent available and expectations as to future retention rates. The Company does not receive commissions or fees on subsequent renewals generated from the transferred leads. Encompass Engage includes post-enrollment member outreach and engagement services, including facilitating an onboarding experience customized to a members’ plan and health needs. The Company recognizes Encompass Engage revenue at the point in time that the service is provided based on member retention and providing post-enrollment services.
Non-agency revenue also includes value-based care provider engagement, health risk assessments, social determinants of health screening and preferred pharmacy programs. The Company recognizes revenue for the related performance obligation at a point in time.
Other Revenue
Other revenue is comprised of revenue unrelated to Medicare products including certain post-enrollment services, revenue generated from the sale of individual and family plan insurance products and ancillary services.
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
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of March 31, 2025 and December 31, 2024 of $10.7 million and $20.9 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In addition, the Company had accrued payments for revenue share as of March 31, 2025 and December 31, 2024 of $21.6 million and $29.8 million, respectively, which are recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the three months ended March 31, 2025 compared to December 31, 2024 was primarily due to less cash received as of March 31, 2025 compared to December 31, 2024 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the three months ended March 31, 2025 and 2024, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $41.6 million and $34.9 million, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

GoHealth, Inc.	2025 Form 10-Q	18

	Three months ended Mar. 31,
(in thousands)	2025	2024
Beginning balance	$1,053,560	$911,697
Commission revenue(1)	170,537	81,162
Cash receipts	(223,515)	(149,777)
Allowance for credit loss	35	45
Ending balance	$1,000,617	$843,127
Less: Commissions receivable - current	207,443	269,799
Commissions receivable - non-current	$793,174	$573,328

(1)Commission revenue includes commissions generated from the sale of individual and family plan insurance products.
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
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total net revenues for the periods indicated:

	Three months ended Mar. 31,
	2025	2024
United	37.4%	16.0%
Humana	29.2%	17.5%
Elevance Health	11.5%	22.7%
Centene	10.6%	8.6%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of March 31, 2025, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 74.6%, or $9.8 million, of the combined total. As of December 31, 2024, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 74.6%, or $17.6 million, of the combined total.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2025 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statements of Operations:

	Three months ended Mar. 31,
(in thousands)	2025	2024
Operating lease cost	2,210	1,946
Short-term lease cost(1)	3	21
Variable lease cost(2)	46	162
Sublease income	(726)	(507)
Total net lease expense	$1,533	$1,622

(1)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

GoHealth, Inc.	2025 Form 10-Q	19

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $0.7 million for the three months ended March 31, 2025, which were recorded in operating lease impairment charges on the Condensed Consolidated Statements of Operations. Refer to Note 2, “Fair Value Measurements” for further details. The Company recognized a one-time gain of $0.2 million during the three months ended March 31, 2025 from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of one of its leases. The gain on lease remeasurement was recorded in general and administrative expense on the Condensed Consolidated Statements of Operations.
As of March 31, 2025, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2025	$6,119
2026	7,960
2027	8,053
2028	7,082
2029	6,029
Thereafter	14,484
Total lease payments	$49,727
Less: Imputed interest	(12,022)
Present value of lease liabilities	$37,705
Supplemental cash flow information related to leases are as follows:

	Three months ended Mar. 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,341	$2,763
Non-cash activity:
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$1,626	$—

The weighted average remaining operating lease term and discount rate are as follows:

	Mar. 31,
	2025	2024
Weighted average remaining lease term	6.4 years	7.0 years
Weighted average discount rate	9.4%	9.0%
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

On May 19, 2021, a derivative action (the “Derivative Action”) was filed in the U.S. District Court for the Northern District of Illinois, purportedly on behalf of the Company and against certain of the Company’s officers and directors. The Derivative Action alleges breaches of fiduciary duty and other claims, based on substantially the same factual allegations as those alleged in the now-resolved Securities Class Action, which had included allegations that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation. The settlement in the Securities Class Action, which was approved on May 22, 2024, did not resolve the Derivative Action. The Company is contesting the Derivative Action, but may pursue settlement negotiations, as it deems appropriate.

On January 15, 2025, we were made aware that the Department of Justice (“DOJ”) filed a notice of intervention in a pending qui tam proceeding filed by private party relators under seal related to our arrangements with certain insurance health plan partners. On May 1, 2025, the DOJ filed a complaint in partial intervention (the “Complaint”) in the U.S. District Court for the District of Massachusetts intervening in the previously sealed case against multiple insurers who sponsor Medicare Advantage plans and multiple brokers those insurers appointed to sell their plans, including GoHealth. The relator, Andrew Shea, filed the original lawsuit in the U.S. District Court for the District of Massachusetts on behalf of the United States on November 2, 2021 under seal. The current matter is captioned United States of America ex rel. Andrew Shea v. eHealth, Inc., eHealth Insurance Services, Inc., CVS Health Corporation, Aetna Life Insurance Company, Aetna, Inc., Humana Inc., Elevance Health Inc.,

GoHealth, Inc.	2025 Form 10-Q	20

GoHealth, Inc., and SelectQuote, Inc., No. 21-CV-11777-DJC. The claims in both the Complaint, as well as the relator’s original complaint, are based on alleged violations of the False Claims Act and the Anti-Kickback Statute. Specifically, plaintiffs allege, in relevant part, that the Company was compensated and discriminated against individuals in violation of federal law. The Complaint seeks, among other things, treble damages, civil penalties, and costs. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. The Company intends to vigorously defend against these allegations. While the Company feels confident in its defenses, there can be no assurance that it will prevail or that damages awarded will not be material to the results of operations or financial condition of the Company.
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant stockholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the three months ended March 31, 2025 and 2024, the Company made aggregate lease payments of $1.2 million and $1.5 million, respectively, under these leases.
13. SEGMENT REPORTING

Operating segments are identified as components of an enterprise about which separate discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company has one operating and reportable segment, which has the same accounting policies as the significant account policies disclosed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K.

The single operating and reportable segment aligns with the Company’s core focus on the sale and administration of Medicare products and reflects how the CODM evaluates the Company’s operating and financial performance, which is on a consolidated basis. The Company’s CODM is its Chief Executive Officer.
The primary services provided by the Company relate to the sale and administration of Medicare insurance products offered by the health plan partners with which GoHealth has contractual relationships. The health plan partners are responsible for paying commissions and fees for enrollment and engagement services and, for these purposes, act as GoHealth’s customers. The Company derives substantially all of its revenues from customers located in the United States. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated total assets. Substantially all of the Company’s assets are located in the United States.
The CODM assesses the Company’s performance and decides how to allocate resources based on consolidated net income (loss), as presented on the Condensed Consolidated Statements of Operations. The significant expenses that are regularly provided to the CODM and included within consolidated net income (loss) are consistent with those that are presented on the Condensed Consolidated Statements of Operations.
Budget approval, which primarily drives resource allocation, is prepared and approved at a consolidated level. Consolidated net income (loss) is used to monitor budget versus actual results. The CODM also uses consolidated net income (loss) to identify trends in the Company’s performance over time and to benchmark the Company’s performance against its competitors.

GoHealth, Inc.	2025 Form 10-Q	21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and the sections titled “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” in our 2024 Annual Report on Form 10-K. The risks and uncertainties described in our 2024 Annual Report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
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

The Encompass operating model supports all Medicare services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing revenue we receive when GoHealth’s internal agents or our external agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services our internal agents or external agents provide that support enrollment and engagement activities in which GoHealth is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized.

Non-agency revenue decreased from 46.4% of total Medicare revenue for the three months ended March 31, 2024 to 14.5% of total Medicare revenue for the three months ended March 31, 2025. The shift from non-agency to agency revenue is influenced by a combination of factors, including carrier mix within the non-agency channel, consumer needs and changing market dynamics as further described below. These dynamics often vary by geography and change over time. The transition from agency to non-agency reflects our strategic focus on expanding our agency contracts in light of these industry shifts.

During the first quarter of 2025, we launched GoHealth Protect, a suite of products to cover unexpected life events, with the expansion into guaranteed acceptance life insurance as the inaugural product. We believe the services offered through this program allow us to better support our existing customer base, further establishing ourselves as an engagement company. The introduction of guaranteed acceptance life insurance is designed to provide a simple, affordable solution to help families cover funeral and burial expenses, aligning with our commitment to offering peace of mind to our consumers. We are confident that this product also enables us to better support our existing customer base, many of whom are over 65 or approaching Medicare eligibility. We are compensated for guaranteed acceptance life insurance through the non-agency model where GoHealth is not the agent of record and cash is collected in close proximity to the point of sale. As GoHealth Protect was in its early testing

GoHealth, Inc.	2025 Form 10-Q	22

phases during the first quarter of 2025, there was minimal contribution to net revenues. However, we expect it to continue to ramp in the second and third quarters of 2025, and thus be a meaningful contributor to the full year 2025 results and beyond.

We continue to refine our Encompass operating model through investments in technology. For example, since its launch in 2023, we have continued to develop our PlanFit CheckUp, which utilizes analytics from over thirty million consumer touchpoints and machine learnings to help our licensed agents accurately match consumers with the best Medicare plans for their needs. PlanFit CheckUp enables consumers to regularly assess the appropriateness of their current plan through a data-driven customized process, guided by the trusted expertise of a licensed GoHealth agent. In addition to further developing PlanFit Checkup, we are investing in technologies like Customer 360. Customer 360 provides a unified view of the consumer across every touchpoint to ensure high-quality, personalized service at every point of the consumer journey.

Driven by artificial intelligence and automation, we continue to focus on streamlining processes and improving call handle times. Last year we launched Encompass Express, an enhanced, consumer-centric operating model built on the foundation of our original Encompass workflow. Encompass Express includes streamlined scripting and hand-offs, utilizing technology-driven standardization and automation to deliver efficiency and enhance the consumer experience while maintaining quality.

In April 2024, the Centers for Medicare and Medicaid Services (“CMS”) final rate notice on commissions for the 2025 plan year and the Final 2025 Marketing Rule (the “CMS Final Rule”) had implications for Medicare Advantage plans. Specifically, we saw more dynamic consumer shopping behaviors during the 2024 Medicare annual enrollment period (“AEP”) as a result of changing benefit structures. We increased our targeted marketing efforts to help health plan partners achieve targeted growth in specific markets and products, which contributed to an increase in Submissions generated by our internal agents. We expect to see similar patterns through the third quarter of 2025. As the landscape becomes more complex, we believe GoHealth’s role as a reliable guide becomes increasingly critical. The CMS final rate notice on commissions for the 2026 plan year introduced in April 2025 announced a 5.06% average increase in Medicare Advantage revenue, along with a 10.72% increase in broker commissions. We continue to prepare for and analyze the implications of this final rate notice on commissions for the 2026 plan year with our health plan partners and are closely monitoring its effects on the Medicare landscape. Further discussion of how changes and developments in the laws and regulations governing the health insurance markets in the U.S. could materially affect our business, operating results, financial condition and qualified prospects is included under the heading “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2025 and 2024 was 55.0% and 56.8%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of March 31, 2025, is as follows:

GoHealth, Inc.	2025 Form 10-Q	23

The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 5, “Stockholders' Equity” of the Notes to the Condensed Consolidated Financial Statements.
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

GoHealth, Inc.	2025 Form 10-Q	24

Results of Operations
The following is our consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended Mar. 31,
(in thousands)	2025	2024
Net revenues	220,972	185,600
Operating expenses:
Revenue share	39,272	38,013
Marketing and advertising	67,415	52,775
Consumer care and enrollment	51,698	47,861
Technology	9,038	10,550
General and administrative	22,656	16,919
Amortization of intangible assets	23,514	23,514
Operating lease impairment charges	710	—
Total operating expenses	214,303	189,632
Income (loss) from operations	6,669	(4,032)
Interest expense	15,954	17,951
Other (income) expense, net	(601)	(566)
Income (loss) before income taxes	(8,684)	(21,417)
Income tax (benefit) expense	1,102	(71)
Net income (loss)	(9,786)	(21,346)
Net income (loss) attributable to non-controlling interests	(5,378)	(12,130)
Net income (loss) attributable to GoHealth, Inc.	$(4,408)	$(9,216)
Non-GAAP financial measures:
EBITDA	$33,747	$22,780
Adjusted EBITDA	$42,060	$26,894
Net Income (Loss) Margin	(4.4)%	(11.5)%
Adjusted EBITDA Margin	19.0%	14.5%
The following is our net revenues for the three months ended March 31, 2025 and 2024:

Net Revenues	Three months ended Mar. 31,
	2025	2024	$ Change	% Change
	$220,972	$185,600	$35,372	19.1%
The increase for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to an increase in agency revenue of $88.5 million, driven by an increase in Submissions for which GoHealth is the agent of record. The increase was partially offset by a $54.1 million decrease in non-agency revenue. The decrease in non-agency revenue compared to the prior year is reflective of a shift from non-agency to agency revenue as a result of a combination of factors, including carrier mix within the non-agency channel, consumer needs and changing market dynamics.
The following are our key components of operating expenses and results thereof for the three months ended March 31, 2025 and 2024:

Revenue share	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$39,272	$38,013	$1,259	3.3%	17.8%	20.5%
The increase for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to changing health plan partner mix, partially offset by a decrease in Submissions generated by our external agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners.

Marketing and advertising expense	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$67,415	$52,775	$14,640	27.7%	30.5%	28.4%

GoHealth, Inc.	2025 Form 10-Q	25

The increase for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to an increase in our marketing and advertising spend to generate more qualified prospects, which contributed to an increase in Submissions generated by our internal agents.

Consumer care and enrollment	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$51,698	$47,861	$3,837	8.0%	23.4%	25.8%
The increase for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to an increased agent headcount associated with the e-TeleQuote acquisition.

Technology expense	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$9,038	$10,550	$(1,512)	(14.3)%	4.1%	5.7%
The decrease for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to decreased headcount in our technology support functions.

General and administrative expense	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	22,656	16,919	$5,737	33.9%	10.3%	9.1%
The increase for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to an increase in cost associated with the e-TeleQuote acquisition and an increase in severance cost.

Amortization of intangible assets	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	23,514	23,514	$—	—%	10.6%	12.7%
Amortization of intangible assets expense was $23.5 million for both the three months ended March 31, 2025 and 2024. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	15,954	17,951	$(1,997)	(11.1)%	7.2%	9.7%
The decrease for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to a decrease in interest rates on our Term Loan Facility.

Operating lease impairment charges	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	710	—	$710	NM	0.3%	—%
NM = Not meaningful
As part of our continued cost savings initiatives, we are actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $0.7 million in operating lease impairment charges during the three months ended March 31, 2025.

Non-GAAP Financial Measures
We use supplemental measures of our performance that are derived from our consolidated financial information, but which are not presented in our Condensed Consolidated Financial Statements prepared in accordance with GAAP. These non-GAAP financial measures include net income (loss) before interest expense, income tax (benefit) expense and depreciation and amortization expense, or EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is the primary non-GAAP financial performance measure used by management to evaluate the business and to monitor its results of operations. Adjusted EBITDA represents, as applicable for the period, EBITDA as further adjusted for certain items summarized in the table furnished below. Adjusted EBITDA Margin represents Adjusted EBITDA divided by net revenues.

GoHealth, Inc.	2025 Form 10-Q	26

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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable measures prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to their most directly comparable GAAP financial measures are presented in the tables furnished below in this Quarterly Report on Form 10-Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Mar. 31,
Non-GAAP Financial Measures	2025	2024
Net revenues	$220,972	$185,600
Net income (loss)	(9,786)	(21,346)
Interest expense	15,954	17,951
Income tax expense (benefit)	1,102	(71)
Depreciation and amortization expense	26,477	26,246
EBITDA	33,747	22,780
Severance costs(1)	3,815	1,828
Share-based compensation expense(2)	2,803	1,783
Professional services(3)	796	—
Operating lease impairment and other charges(4)	474	—
Legal fees(5)	425	503
Adjusted EBITDA	$42,060	$26,894
Net Income (Loss) Margin	(4.4)%	(11.5)%
Adjusted EBITDA Margin	19.0%	14.5%

(1)Represents severance costs and other fees associated with a reduction in workforce unrelated to restructuring activities.
(2)Represents non-cash share-based compensation expense relating to equity awards as well as share-based compensation expense relating to liability classified awards that will be settled in cash.
(3)Represents costs associated with non-routine consulting fees and other professional services.
(4)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. For the three months ended March 31, 2025, the amount includes a one-time gain of $0.2 million from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of a lease. For more information, refer to Note 10, Leases.
(5)Represents legal fees, settlement accruals and other expenses related to certain acquisitions, litigation, Credit Agreement amendments and other non-routine legal or regulatory matters.

Adjusted EBITDA	Three months ended Mar. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$42,060	$26,894	$15,166	56.4%	19.0%	14.5%

The increase for the three months ended March 31, 2025 compared to the prior year period was primarily due to the increase in net revenues and improved operating efficiencies enabled by agent productivity, targeted marketing and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics

GoHealth, Inc.	2025 Form 10-Q	27

In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics for our single operating and reportable segment are furnished in the tables below (unaudited).

The following are our Submissions, Sales per Submission and Direct Operating Cost per Submission for the periods presented:

	Three months ended Mar. 31,
	2025	2024
Submissions	303,026	216,148
Sales per Submission	$724	$856
Direct Operating Cost per Submission	$522	$640

Submissions

Submissions are counted when an individual either (i) completes an application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period or (ii) is transferred by our agent to the health plan partner through the Encompass operating model during the indicated period.

The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Mar. 31,
	2025	2024	Change	% Change
	303,026	216,148	86,878	40.2%
The increase for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to an increase in Submissions generated by GoHealth’s internal network of agents, powered by our enhanced marketing efforts, investments in technology and an increased agent headcount as a result of the e-TeleQuote acquisition. The increase was partially offset by a decrease in Submissions generated by our external agents due to broader market pressures impacting our external broker partners.

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

Agency revenue refers to the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in our 2024 Annual Report on Form 10-K. Agency revenue includes partner marketing revenue, in which the Company is compensated by its health plan partners for providing marketing services over a predetermined measurement period. The Company recognizes partner marketing revenue over the measurement period as Submissions are generated and generally gets paid a fixed fee per Submission that results in either a policy effectuating or staying in-force through the rapid disenrollment period, or 90 days post-effectuation.

Non-agency revenue refers to enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, with the amount of variable consideration generally resolved within 90 days of when

GoHealth, Inc.	2025 Form 10-Q	28

the related policy effectuates. The Company does not receive commissions on subsequent renewals for non-agency Submissions. For more information on the Company’s agency and non-agency revenue, refer to Note 9, “Revenue.”

The following table presents the Sales per Submission for the periods presented:

Sales per Submission	Three months ended Mar. 31,
	2025	2024	$ Change	% Change
	$724	$856	$(132)	(15.4)%
The decrease for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel.
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

Revenue share represents variable expense related to agency and non-agency Submissions generated in the reporting period by our external agents with whom we have a revenue-sharing arrangement. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as the impact to revenue share resulting from revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods by our external agents. Marketing and advertising expense consists primarily of expenses associated with acquiring consumers through the Company’s direct, online advertising and marketing partner channels as well as through online, television and direct mail advertisements. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Such costs are direct and variable with Submissions. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense and other expenses unrelated to Medicare. Consumer care and enrollment expenses primarily consist of compensation and benefits costs for enrollment personnel who assist consumers during the health plan enrollment and application processes and such expenses are generally variable with Submissions. These amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense and other expenses unrelated to Medicare.

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost per Submission	Three months ended Mar. 31,
	2025	2024	$ Change	% Change
	$522	$640	$(118)	(18.4)%
The decrease in Direct Operating Cost per Submission for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to improvements in agent productivity through enhanced training programs and investment in our technology. Our focus on Direct Operating Cost per Submission enables us to effectively manage expenses and investment in a highly regulated industry where benefits change annually, contracting dynamics change annually and consumer behavior can vary.
Sales/Direct Operating Cost of Submission

Sales/Direct Operating Cost of Submission represents the numerator of Sales per Submission, as defined above, divided by Direct Operating Cost of Submission, as defined above.
The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

	Three months ended Mar. 31,
	2025	2024
Direct Operating Cost of Submission	$158,042	$138,250
Sales/Direct Operating Cost of Submission	1.4	1.3
The increase in Direct Operating Cost of Submission for the three months ended March 31, 2025 compared to the prior year period was primarily attributable to increases in revenue share, marketing and advertising and consumer care and enrollment

GoHealth, Inc.	2025 Form 10-Q	29

expenses. The increase in Sales/Direct Operating Cost of Submission compared to the prior year period was primarily attributable to improvements in agent productivity through enhanced training programs and investment in our technology.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements. At March 31, 2025, cash and cash equivalents totaled $22.2 million. Short-term liquidity needs will primarily be funded through the Revolving Credit Facilities, if necessary. However, the Company’s Class A Revolving Credit Facility is scheduled to expire on June 30, 2025. Upon expiration, the Company will have access to the Class A-1 Revolving Credit Facility, which has a more limited borrowing capacity. Further, the Company is responsible for ongoing cash interest payments related to its outstanding borrowings. Absent more favorable developments, our current financial projections indicate that, based on our current business plan, there is a significant likelihood that our current sources of liquidity, which include cash and cash equivalents and funds available under the Credit Facilities and Revolving Credit Facilities, as further described in Note 4, “Long-Term Debt,” will not be sufficient to meet our projected operating and debt service requirements, including amounts due under the Class A Revolving Facility expiring on June 30, 2025, for the next twelve months. Management has developed mitigating plans to address the potential liquidity constraints, including cost control measures and renegotiation of the terms of its existing debt arrangements, but we cannot provide assurance that the Company will be successful in implementing these mitigating plans on acceptable terms, if at all. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, which may include the sale of equity securities or through debt financing arrangements. The incurrence of additional debt financing would result in debt service obligations and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations.
The following table presents a summary of cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended Mar. 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(12,405)	$12,512
Net cash provided by (used in) investing activities	(3,048)	(4,556)
Net cash provided by (used in) financing activities	(3,196)	(942)
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
Net cash used in operating activities was $12.4 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $12.5 million for the three months ended March 31, 2024. The $24.9 million decrease was primarily driven by a decrease in cash from working capital components from prepaid expenses and other assets of $19.4 million, deferred revenue of $16.4 million, commissions receivable of $15.6 million and commissions payable of $12.1 million. The decrease was partially offset by net cash from working capital components from accounts payable of $17.6 million, accounts receivable of $7.5 million and other liabilities of $4.8 million, as well as an improvement in net income (loss) of $11.6 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $3.0 million, compared to net cash used in investing activities for the three months ended March 31, 2024 of $4.6 million. The $1.5 million decrease in net cash used was primarily driven by a decrease in capitalized internal-use software related to new technology, software and systems.
Financing Activities

GoHealth, Inc.	2025 Form 10-Q	30

Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was $3.2 million and $0.9 million, respectively. The $2.3 million increase in net cash used was primarily driven by an increase in repayments of our Term Loan Facilities of $2.4 million.
Term Loan Facilities
Significant changes and activity related to our long-term debt since our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are discussed below. Refer to Note 4, “Long-Term Debt, for further discussion on our debt agreements and activity.
On November 4, 2024, Norvax (the “Borrower”) entered into the Amendment and Restatement Agreement (“Credit Agreement”) to provide for, among other items as further described below, a class of term loan facilities (the “Term Loan Facility”) in an aggregate principal amount equal to $475.0 million. Beginning on March 31, 2025, principal payments equal to 2.00% of the outstanding principal balance per annum of the Term Loan Facility will be paid in equal quarterly installments. To the extent not previously paid, the Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029.
As of March 31, 2025, the Borrower had a principal amount of $472.6 million outstanding under the Term Loan Facility. The effective interest rate of the Term Loan Facility was 11.82% as of March 31, 2025. During the three months ended March 31, 2025, the Company repaid $2.4 million of the outstanding term loans.
Revolving Credit Facilities
In addition to the Term Loan Facility, the Credit Agreement provides for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). The Class A Revolving Credit Facility matures on June 30, 2025. The Class A-1 Revolving Credit Facility will be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to June 30, 2025 (the “Class A Revolving Facility Termination Date”). Outstanding borrowings under the Class A-1 Revolving Credit Facility are due and payable on November 4, 2029.
As of March 31, 2025, the Company had $30.0 million outstanding under the Class A Revolving Credit Facility and no amounts outstanding under the Class A-1 Revolving Credit Facility. The Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility had a remaining capacity of $58.5 million and $35.0 million, respectively, as of both March 31, 2025 and December 31, 2024.
Subsequent to March 31, 2025, the Company has requested to borrow the remaining available balance of the Class A Revolving Credit Facility, up to the maximum capacity of $88.5 million.

See Note 4, “Long-Term Debt,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Term Loan Facilities and Revolving Credit Facilities.

See Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s going concern assessment.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report on Form 10-K. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

GoHealth, Inc.	2025 Form 10-Q	31

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting
On September 30, 2024 we completed the acquisition of e-TeleQuote. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded e-TeleQuote from our evaluation for the quarter ended March 31, 2025.
Other than the foregoing, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2025 Form 10-Q	32

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 11, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements for information about legal proceedings.

ITEM 1A. RISK FACTORS.

We refer you to our 2024 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. Except as discussed below, there have been no material changes in our risk factors from those disclosed in our 2024 Annual Report on Form 10-K.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (the “U.S. Attorney’s Office”), seeking, among other things, information relating to our arrangements with certain insurance health plan partners, and, on May 1, 2025, the U.S. Attorney’s Office filed a complaint partially intervening in a qui tam action against the Company related to certain of our sales and marketing practices. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses, impact our working capital and cash flow, and harm our relationships or financial arrangements with health plan partners, vendors, lenders and investors. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters or any other legal proceeding, we may be forced to pay damages, fines or penalties, including revocation of our licenses to sell insurance, may be required to enter into consent decrees, stop offering our services or change our business practices, or may lose our relationships with health plan partners, any of which could adversely affect our business, financial condition or results of operations.

Our liquidity position raises substantial doubt about our ability to continue as a going concern.

The Company is at risk of insufficient funding to meet its obligations as they become due within the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Under the terms of our Credit Agreement, the Company is required to meet certain financial covenants and make scheduled principal and interest payments. Our current financial projections indicate that, based on our current business plan, there is a significant likelihood that we will be unable to maintain compliance with our covenants and make scheduled principal and interest payments, including amounts due under the Class A Revolving Facility expiring on June 30, 2025 within the next twelve months, unless the mitigating plans described below are implemented successfully. If we are unable to meet our covenants or make scheduled principal and interests payments, our lenders could declare us in default and accelerate all amounts owing under our Credit Agreement. We do not expect we would have sufficient liquidity to repay such amounts. Management has developed mitigating plans to address the potential liquidity constraints, including cost control measures and renegotiation of the terms of its existing debt arrangements. However, the Company may not be successful in implementing these mitigating plans on acceptable terms, if at all.

Our Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.

GoHealth, Inc.	2025 Form 10-Q	33

During the first quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2025 Form 10-Q	34

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2025 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	May 16, 2025	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2025	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2025 Form 10-Q	36