Form 10-Q
period 2025-06-30
GoHealth, Inc.
filed 2025-08-12
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2025, the registrant had 15,988,354 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,620,884 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our liquidity, future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the expected results of the strategic capital and governance actions entered into on August 6, 2025, our pursuit of strategic alternatives, our expected growth, future capital expenditures, debt service obligations, future ability to continue as a going concern, adoption and use of artificial intelligence technologies, the impact on our business from regulatory changes, the impact on our business from the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) and our ability to successfully integrate e-TeleQuote’s operations, technologies and employees into our business, are forward-looking statements.

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

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report on Form 10-K”), our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2025, this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2025 and in our other filings with the Securities and Exchange Commission.
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

GoHealth, Inc.	2025 Form 10-Q	1

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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for the most directly comparable financial measures prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to its most directly comparable GAAP financial measure are presented in the tables within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-

GoHealth, Inc.	2025 Form 10-Q	2

Q. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-routine items.
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
•“Sales per Submission” is an operating metric that represents the average performance of Submissions generated during a reporting period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions, including any impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods. Sales per Submission equals (x) the sum of (i) Medicare agency revenues, comprised of the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product, as well as partner marketing and other revenue, (ii) Medicare non-agency revenues, comprised of the enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, and (iii) revenues from GoHealth Protect, divided by (y) the number of Submissions generated for such period.
•“Submission” refers to either (i) a completed Medicare application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, (ii) a transfer by our agent to the health plan partner through the Encompass operating model during the indicated period or (iii) a completed GoHealth Protect application with our licensed agent that is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner during the indicated period.

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2025	2024	2025	2024
Net revenues	94,048	105,870	315,020	291,470
Operating expenses:
Revenue share	32,410	20,680	71,682	58,693
Marketing and advertising	28,051	38,004	95,466	90,779
Consumer care and enrollment	26,220	39,314	77,918	87,175
Technology	8,212	8,570	17,250	19,120
General and administrative	21,939	16,398	44,595	33,317
Amortization of intangible assets	23,514	23,514	47,028	47,028
Intangible asset impairment charges	53,000	—	53,000	—
Operating lease impairment charges	88	—	798	—
Total operating expenses	193,434	146,480	407,737	336,112
Income (loss) from operations	(99,386)	(40,610)	(92,717)	(44,642)
Interest expense	16,945	18,096	32,899	36,047
Other (income) expense, net	11	648	(590)	82
Income (loss) before income taxes	(116,342)	(59,354)	(125,026)	(80,771)
Income tax (benefit) expense	(353)	(40)	749	(111)
Net income (loss)	(115,989)	(59,314)	(125,775)	(80,660)
Net income (loss) attributable to non-controlling interests	(61,712)	(33,318)	(67,090)	(45,448)
Net income (loss) attributable to GoHealth, Inc.	$(54,277)	$(25,996)	$(58,685)	$(35,212)
Net income (loss) per share (Note 7):
Net income (loss) per share of Class A common stock — basic and diluted	$(5.10)	$(2.70)	$(5.72)	$(3.76)
Weighted-average shares of Class A common stock outstanding — basic and diluted	10,830	9,973	10,603	9,844
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2025	2024	2025	2024
Net income (loss)	$(115,989)	$(59,314)	$(125,775)	$(80,660)
Other comprehensive income (loss):
Foreign currency translation adjustments	220	(47)	101	(52)
Comprehensive income (loss)	(115,769)	(59,361)	(125,674)	(80,712)
Comprehensive income (loss) attributable to non-controlling interests	(61,595)	(33,344)	(67,038)	(45,477)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(54,174)	$(26,017)	$(58,636)	$(35,235)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Jun. 30, 2025	Dec. 31, 2024
Assets
Current assets:
Cash and cash equivalents	$35,590	$40,921
Accounts receivable, net	143	4,452
Commissions receivable - current	226,152	320,399
Prepaid expense and other current assets	26,917	34,639
Total current assets	288,802	400,411
Commissions receivable - non-current	770,452	733,161
Operating lease ROU asset	15,337	19,317
Property, equipment, and capitalized software, net	29,452	29,320
Intangible assets, net	202,469	302,497
Other long-term assets	4,548	3,717
Total assets	$1,311,060	$1,488,423
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	19,888	14,591
Accrued liabilities	61,017	121,346
Commissions payable - current	62,166	98,771
Short-term operating lease liability	4,796	5,705
Deferred revenue	33,440	53,720
Current portion of long-term debt	—	39,500
Other current liabilities	3,696	4,419
Total current liabilities	185,003	338,052
Non-current liabilities:
Commissions payable - non-current	175,529	177,656
Long-term operating lease liability	31,250	34,900
Deferred tax liability	22,754	22,350
Long-term debt, net of current portion	560,003	447,865
Other non-current liabilities	2,539	9,200
Total non-current liabilities	792,075	691,971
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both June 30, 2025 and December 31, 2024. Liquidation preference of $56.5 million and $54.6 million as of June 30, 2025 and December 31, 2024, respectively.	54,890	52,962
Stockholders’ equity:
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 11,965 and 10,614 shares issued as of June 30, 2025 and December 31, 2024, respectively; 11,214 and 10,292 shares outstanding as of June 30, 2025 and December 31, 2024, respectively.	1	1
Class B common stock – $0.0001 par value; 615,828 and 615,917 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 12,623 and 12,711 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both June 30, 2025 and December 31, 2024.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both June 30, 2025 and December 31, 2024.	—	—
Treasury stock – at cost; 752 and 322 shares of Class A common stock as of June 30, 2025 and December 31, 2024, respectively.	(9,178)	(4,150)
Additional paid-in capital	682,946	669,346
Accumulated other comprehensive income (loss)	(102)	(151)
Accumulated deficit	(481,893)	(423,208)
Total stockholders’ equity attributable to GoHealth, Inc.	191,775	241,839
Non-controlling interests	87,317	163,599
Total stockholders’ equity	279,092	405,438
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,311,060	$1,488,423
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three months ended Jun. 30, 2025
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2025	10,930	$1	12,623	$1	(384)	$(4,972)	$674,420	$(427,616)	$(205)	$155,457	$397,086
Net income (loss)								(54,277)		(61,712)	(115,989)
Issuance of Class A common shares related to share-based compensation plans	1,035	—					331				331
Share-based compensation expense							2,622				2,622
Foreign currency translation adjustments									103	117	220
Class A common shares repurchased for employee tax withholdings					(368)	(4,206)					(4,206)
Dividends accumulated on Series A redeemable convertible preferred stock							(972)				(972)
Redemption of LLC Interests							6,545			(6,545)	—
Balance at Jun. 30, 2025	11,965	$1	12,623	$1	(752)	$(9,178)	$682,946	$(481,893)	$(102)	$87,317	$279,092

	Three months ended Jun. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Apr. 1, 2024	10,160	$1	12,783	$1	(262)	$(3,582)	$659,080	$(429,496)	$(129)	$159,765	$385,640
Net income (loss)								(25,996)		(33,318)	(59,314)
Issuance of Class A common shares related to share-based compensation plans	198	—					446				446
Share-based compensation expense							2,374				2,374
Foreign currency translation adjustments									(21)	(26)	(47)
Class A common shares repurchased for employee tax withholdings					(40)	(393)					(393)
Dividends accumulated on Series A redeemable convertible preferred stock							(907)				(907)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	2	—	(2)	—			1,354			(1,354)	—
Balance at Jun. 30, 2024	10,360	$1	12,780	$1	(302)	$(3,975)	662,347	$(455,492)	$(150)	$125,067	$327,799

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Six months ended Jun. 30, 2025
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest		Stockholders’ Equity
Balance at Jan. 1, 2025	10,614	$1	12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599		$405,438
Net income (loss)								(58,685)		(67,090)		(125,775)
Issuance of Class A common shares related to share-based compensation plans	1,263	—					332					332
Share-based compensation expense							5,952					5,952
Foreign currency translation adjustments									49	52		101
Class A common shares repurchased for employee tax withholdings					(430)	(5,028)					—	(5,028)
Dividends accumulated on Series A redeemable convertible preferred stock							(1,928)					(1,928)
Redemption of LLC Interests	88	—	(88)	—			9,244			(9,244)		—
Balance at Jun. 30, 2025	11,965	$1	12,623	$1	(752)	$(9,178)	$682,946	$(481,893)	$(102)	$87,317		$279,092

	Six months ended Jun. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653
Net income (loss)								(35,212)		(45,448)	(80,660)
Issuance of Class A common shares related to share-based compensation plans	505	—					446				446
Share-based compensation expense							5,546				5,546
Foreign currency translation adjustments									(23)	(29)	(52)
Class A common shares repurchased for employee tax withholdings					(129)	(1,335)					(1,335)
Dividends accumulated on Series A redeemable convertible preferred stock							(1,799)				(1,799)
Forfeitures of Time-Vesting Units			(2)	—							—
Redemption of LLC Interests	32	—	(32)	—			4,095			(4,095)	—
Balance at Jun. 30, 2024	10,360	$1	12,780	$1	(302)	$(3,975)	$662,347	$(455,492)	$(150)	$125,067	$327,799

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended Jun. 30,
	2025	2024
Operating Activities
Net income (loss)	$(125,775)	$(80,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,668	3,675
Depreciation and amortization	5,646	5,515
Amortization of intangible assets	47,028	47,028
Amortization of debt discount and issuance costs	1,992	4,288
Deferred tax liability	403	—
Non-cash lease expense	1,710	1,994
Intangible asset impairment charges	53,000	—
Operating lease impairment charges	798	—
Accrued interest payable in kind	13,808	—
Other non-cash items	(325)	(88)
Changes in assets and liabilities:
Accounts receivable	4,309	(13,199)
Commissions receivable	56,994	96,713
Prepaid expenses and other assets	8,035	36,281
Accounts payable	5,296	(8,887)
Accrued liabilities	(60,329)	(42,408)
Deferred revenue	(20,280)	(24,598)
Commissions payable	(38,732)	(35,740)
Operating lease liabilities	(2,702)	(3,669)
Other liabilities	(3,766)	(10,229)
Net cash provided by (used in) operating activities	(50,222)	(23,984)
Investing Activities
Purchases of property, equipment and software	(5,877)	(7,258)
Net cash provided by (used in) investing activities	(5,877)	(7,258)
Financing Activities
Repayment of borrowings	(2,375)	(50,000)
Proceeds from borrowings	58,500	15,000
Debt issuance cost payments	(431)	(9,056)
Repurchase of shares to satisfy employee tax withholding obligations	(5,028)	(1,335)
Proceeds from stock option exercises	1	—
Net cash provided by (used in) financing activities	50,667	(45,391)
Effect of exchange rate changes on cash and cash equivalents	101	(52)
Increase (decrease) in cash and cash equivalents	(5,331)	(76,685)
Cash and cash equivalents at beginning of period	40,921	90,809
Cash and cash equivalents at end of period	$35,590	$14,124
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$—	$1,256
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	9

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business

GoHealth (the “Company”) is a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, GoHealth believes it is uniquely positioned as a trusted partner to the 67 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult, and seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. GoHealth aims to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. GoHealth partners with health plans that provide access to high-quality health plans across all 50 states and the District of Columbia.

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
Certain prior period amounts have been reclassified to conform with the current period presentation. The Company reclassified $10.9 million related to certain commissions payable to external agents from other current liabilities to commissions payable - current on the Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2024 to conform to current period presentation.
There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K.
Going Concern Substantial Doubt Alleviated

GoHealth, Inc.	2025 Form 10-Q	10

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business within twelve months after the date that these Condensed Consolidated Financial Statements are issued.

On August 6, 2025, the Company entered into the Superpriority Credit Agreement and Amendment No. 14 (each as defined and further described in Note 14, “Subsequent Events”) and completed the transactions contemplated therein. The Superpriority Facility (as defined and further described in Note 14, “Subsequent Events”) provides the Company with additional liquidity and includes amended debt covenants. Following such transactions, management believes the Company’s current sources of liquidity, which include cash from operating activities, cash and cash equivalents, and proceeds from, and delayed drawings available under, the Superpriority Facility, will be sufficient to meet its projected operating requirements and debt obligations for the twelve months from the date these Condensed Consolidated Financial Statements are issued. As a result, the conditions that caused management to conclude there was substantial doubt about the Company’s ability to continues as a going concern have been alleviated.

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

GoHealth, Inc.	2025 Form 10-Q	11

Level 1 Inputs	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 Inputs	Unadjusted quoted prices in active markets for similar assets or liabilities; unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability.
Level 3 Inputs	Unobservable inputs for the asset or liability.
Fair Value Measurements
The carrying amount of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of debt approximates fair value due to the variable nature of interest rates.
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $0.1 million and $0.8 million for the three and six months ended June 30, 2025, respectively. There were no operating lease impairment charges for the three and six months ended June 30, 2024. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.
During the three and six months ended June 30, 2025, the Company recorded an indefinite-lived trade names impairment charge of $53.0 million. Determination of the fair value of the indefinite-lived trade names involves estimates and assumptions which are considered a level 3 input in the fair value hierarchy. There was no impairment of indefinite-lived intangible assets for the three and six months ended June 30, 2024. For more information, refer to Note 3, “Intangible Assets, Net.”
3. INTANGIBLE ASSETS, NET
During the three months ended June 30, 2025, the Company determined that the fair value of its indefinite-lived trade names no longer exceeded their carrying value. As a result, the Company recorded an indefinite-lived trade names impairment charge of $53.0 million for the three and six months ended June 30, 2025 to write down the carrying value of the indefinite-lived trade names to their fair value of $20.0 million. Determination of fair value involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered a level 3 input in the fair value hierarchy. The indefinite-lived trade names impairment charge was a result of a revised long-term forecast, reflecting a near-term intentional pullback on Medicare Advantage activity in response to tightening health plan economics. The revised forecast led to a reduction in the projected future cash flows associated with the trade name, triggering an interim impairment assessment. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.
The $53.0 million impairment charge is included in “Intangible asset impairment charges” on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025. There was no impairment of indefinite-lived intangible assets for the three and six months ended June 30, 2024.
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Jun. 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$410,971	$85,029
Customer relationships	232,000	134,560	97,440
Total intangible assets subject to amortization	$728,000	$545,531	$182,469
Indefinite-lived trade names			20,000
Total intangible assets			$202,469

GoHealth, Inc.	2025 Form 10-Q	12

	Dec. 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$375,543	$120,457
Customer relationships	232,000	122,960	109,040
Total intangible assets subject to amortization	$728,000	$498,503	$229,497
Indefinite-lived trade names			73,000
Total intangible assets			$302,497
As of June 30, 2025, expected amortization expense related to intangible assets for each of the five succeeding years is as follows:

(in thousands)	Developed Technology	Customer Relationships	Total
Remainder of 2025	$35,429	$11,600	$47,029
2026	49,600	23,200	72,800
2027	—	23,200	23,200
2028	—	23,200	23,200
2029	—	16,240	16,240
Total	$85,029	$97,440	$182,469
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Jun. 30, 2025	Dec. 31, 2024
Existing Term Loan Facility	$490,803	$475,000
Class A Revolving Credit Facility	89,741	30,000
Less: Unamortized debt discount and issuance costs	(20,541)	(17,635)
Total debt	$560,003	$487,365
Less: Current portion of long-term debt	—	(39,500)
Total long-term debt	$560,003	$447,865
Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
Remainder of 2025	$—
2026	—
2027	9,500
2028	9,500
2029	561,544
Thereafter	—
Total	$580,544
Existing Term Loan Facility
On November 4, 2024 (the “Effective Date”), Norvax (the “Borrower”) entered into the Amendment and Restatement Agreement (the “Existing Credit Agreement”) to provide for, among other items as further described below, a class of term loan facilities (the “Existing Term Loan Facility”) in an aggregate principal amount equal to $475.0 million. Beginning on March 31, 2025, principal payments equal to 2.00% of the principal amount on the Effective Date per annum of the Existing Term Loan Facility are paid in equal quarterly installments. To the extent not previously paid, the Existing Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029. As of June 30, 2025, at the option of the Borrower, the Existing Term Loan Facility bore interest at either (i) ABR plus 6.50% per annum or (ii) SOFR plus 7.50% per annum. Pursuant to the Existing Credit Agreement, the Borrower repaid $2.4 million in borrowings under the Existing Term Loan Facility in March 2025.

GoHealth, Inc.	2025 Form 10-Q	13

As of June 30, 2025 and December 31, 2024, the Borrower had a principal amount of $490.8 million and $475.0 million outstanding under the Existing Term Loan Facility, respectively. The effective interest rate of the Existing Term Loan Facility was 11.78% as of June 30, 2025 and 12.06% as of December 31, 2024.
Revolving Credit Facilities

In addition to the Existing Term Loan Facility, as of June 30, 2025, the Existing Credit Agreement provided for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). Amendment No. 14 (as defined and further described in Note 14, “Subsequent Events”) extended the maturity date of any amounts that remained outstanding under the Class A Revolving Credit Facility as of such time, to August 5, 2029. However, following the entry into Amendment No. 14, commitments under the Class A Revolving Credit Facility have been terminated.

As of June 30, 2025, the Class A Revolving Credit Facility bore interest at either (i) ABR plus 5.50% per annum or (ii) SOFR plus 6.50% per annum. As of June 30, 2025, the Borrower was required to pay a commitment fee of 0.50% per annum on undrawn amounts under the Class A Revolving Credit Facility. The Class A-1 Revolving Credit Facility was to be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to September 30, 2025. Following the entry into Amendment No. 14, the Class A-1 Revolving Credit Facility has been terminated.

As of June 30, 2025 and December 31, 2024, the Company had $89.7 million and $30.0 million outstanding under the Class A Revolving Credit Facility, respectively. As of both June 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Class A-1 Revolving Credit Facility. The Class A Revolving Credit Facility had no remaining capacity as of June 30, 2025 and a remaining capacity of $58.5 million as of December 31, 2024. The Class A-1 Revolving Credit Facility had a remaining capacity of $35.0 million as of both June 30, 2025 and December 31, 2024.

The Company collectively refers to the Class A Revolving Credit Facility and the Class A-1 Revolving Credit Facility as the “Revolving Credit Facilities.”

Guarantees and Security

Blizzard Midco, LLC, the Borrower and certain other subsidiaries of the Company are guarantors of the Borrower’s obligations under the Existing Credit Agreement. In addition, the obligations of the Borrower are secured by a first priority lien on substantially all of such guarantors’ assets, including a pledge of all of the equity interests of each of their respective subsidiaries, in each case, subject to customary exceptions and limitations.

Covenants and Other Matters

The Existing Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and its subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Existing Credit Agreement contains certain financial and non-financial covenants.

The Existing Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Existing Credit Facilities are permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, certain cross-defaults and cross-accelerations to other indebtedness, certain events of bankruptcy and insolvency, certain judgments and changes of control. Subject to certain limited exceptions, substantially all of the Company’s assets are restricted from distribution.

Amendment No. 13 to Existing Credit Agreement

On June 30, 2025, the Borrower entered into Amendment No. 13 to the Existing Credit Agreement (“Amendment No. 13”), which amended the Existing Credit Agreement to, among other things, (i) extend the maturity date of borrowings outstanding under the Class A Revolving Credit Facility from June 30, 2025 to September 30, 2025 (which was then further extended pursuant to Amendment No. 14); (ii) provide that all interest payable for the Existing Term Loan Facility or the Class A Revolving Credit Facility occurring on or prior to September 30, 2025 would be payable in-kind, and thus capitalized and added to the respective principal balances; (iii) permit the Borrower to negotiate and consummate a receivables financing, securitization, receivables facility or other similar financing; and (iv) waive the principal payments of the Existing Term Loan Facility on June 30, 2025 and September 30, 2025.

Amendment No. 13 waived financial covenant testing for the fiscal quarters ended on June 30, 2025 and ending on September 30, 2025 and required the Borrower and certain of its subsidiaries to obtain the written consent of the administrative agent under

GoHealth, Inc.	2025 Form 10-Q	14

the Existing Term Loan Facility and the required Class A Revolving Credit Facility lenders, as applicable, if incurring debt or making investments, restricted payments and/or prepayments of junior debt outside of the ordinary course of business.
Pursuant to Amendment No. 13, the Company incurred $5.6 million in debt issuance costs which are payable in-kind, and thus capitalized and added to the outstanding principal balance. The Company paid an additional $0.4 million in debt issuance costs in cash related to Amendment No. 13. The total debt issuance costs are being amortized over the life of the debt to interest expense using the effective interest method.

On August 6, 2025, the Borrower entered into Amendment No. 14 to the Existing Credit Agreement and the Superpriority Credit Agreement. See Note 14, “Subsequent Events.”
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2025 were 53.2% and 54.1%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and six months ended June 30, 2024 were 56.2% and 56.5%, respectively.
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
Redeemable Convertible Preferred Stock

GoHealth, Inc.	2025 Form 10-Q	15

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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both June 30, 2025 and December 31, 2024, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7.0%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and six months ended June 30, 2025, the Company accrued $1.0 million and $1.9 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. For the three and six months ended June 30, 2024, the Company accrued $0.9 million and $1.8 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Condensed Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of June 30, 2025 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2025 Form 10-Q	16

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
6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense (benefit) by operating function for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2025	2024	2025	2024
Marketing and advertising	$85	$52	$149	$128
Consumer care and enrollment	148	328	428	652
Technology	219	247	506	486
General and administrative(1)	(587)	1,265	1,585	2,409
Total share-based compensation expense (benefit)	$(135)	$1,892	$2,668	$3,675

(1)For the three and six months ended June 30, 2025 and 2024, share-based compensation expense (benefit) includes expense related to the stock appreciation rights (“SARs”), which are liability classified awards.

GoHealth, Inc.	2025 Form 10-Q	17

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(115,989)	$(59,314)	$(125,775)	$(80,660)
Less: Net loss attributable to non-controlling interests	(61,712)	(33,318)	(67,090)	(45,448)
Net loss attributable to GoHealth, Inc.	(54,277)	(25,996)	(58,685)	(35,212)
Less: Dividends accumulated on redeemable convertible preferred stock	972	907	1,928	1,799
Net loss attributable to common stockholders - basic and diluted	(55,249)	(26,903)	(60,613)	(37,011)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	10,830	9,973	10,603	9,844
Net loss per share of Class A common stock—basic and dilutive	$(5.10)	$(2.70)	$(5.72)	$(3.76)
The following number of shares were excluded from the calculation of diluted loss per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

	Jun. 30,
(in thousands)	2025	2024
Equity awards	3,308	2,630
Redeemable convertible preferred stock	4,113	3,989
Class B common stock	12,623	12,780
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
The Company’s effective tax rate for the three and six months ended June 30, 2025 was 0.30% and (0.60)%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 0.07% and 0.14%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
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

GoHealth, Inc.	2025 Form 10-Q	18

number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of both June 30, 2025 and December 31, 2024 the liability related to the Tax Receivable Agreement was $1.1 million. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
9. REVENUE
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model, as described below. Beginning in the quarter ended June 30, 2025, we revised the presentation of disaggregation of revenue to further disaggregate Other Revenue into other agency revenue and other non-agency revenue. Prior period presentation has been conformed to reflect current period presentation.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2025	2024	2025	2024
Medicare Revenue
Medicare Agency Revenue
Commission Revenue(1)	$73,322	$70,553	$240,431	$150,286
Partner Marketing and Other Revenue	7,852	14,127	28,376	33,517
Total Medicare Agency Revenue	81,174	84,680	268,807	183,803
Medicare Non-Agency Revenue	4,211	20,444	35,982	106,346
Total Medicare Revenue	85,385	105,124	304,789	290,149
Other Revenue
Other Non-Agency Revenue	8,417	309	9,701	472
Other Agency Revenue	$246	$437	$530	$849
Total Other Revenue	8,663	746	10,231	1,321
Total Net Revenues	$94,048	$105,870	$315,020	$291,470

(1)Commission revenue excludes commissions generated from the sale of individual and family plan insurance products.

Medicare Revenue

Medicare Agency Revenue

Medicare agency revenue refers to the commission revenue and partner marketing and other revenue the Company receives when GoHealth agents or the Company’s independent network of outsourced agents, also referred to as external agents, enroll the consumer and submit the Medicare policy application to the health plan partner, becoming the agent of record. The Company records as commission revenue the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid on such placement as long as the policyholder remains with the same insurance product, also known as the total estimated LTV of the policy, net of an estimated constraint. The consideration is variable based on the estimated amount of time a policy will remain in force, which is based on historical experience or health plan partner experience to the extent available, industry data and expectations as to future retention rates. Additionally, the Company considers the application of a constraint and only recognizes the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future. The Company monitors and updates this estimate at each reporting date.

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

The Company is also compensated by its health plan partners for providing Medicare-related marketing services over a predetermined measurement period, which the Company records as partner marketing and other revenue. The Company recognizes these revenues over the measurement period as insurance applications produced by the Company are generated.

GoHealth, Inc.	2025 Form 10-Q	19

The Company generally gets paid a fixed fee per application, with the amount of variable consideration resolved within 90 days of the application.

Medicare Non-Agency Revenue
Non-agency revenue refers to services provided by the Company that support enrollment and engagement activities in which the Company is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized. Medicare non-agency revenue includes enrollment and engagement services through Encompass Connect and Encompass Engage. Encompass Connect is designed to provide enrollment related services to participating partners for Medicare products. The Company is compensated for generating and transferring leads to the health plan partners, at which time the health plan partner representative will enroll and submit the application, becoming the agent of record. Revenue is recognized at the point in time the lead is transferred. The Company’s performance obligation is complete when a health plan partner has received a lead, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. The Company estimates the amount of variable consideration that it expects to receive based on historical experience with commission revenue or health plan partner experience to the extent available and expectations as to future retention rates. The Company does not receive commissions or fees on subsequent renewals generated from the transferred leads. Encompass Engage includes post-enrollment member outreach and engagement services, including facilitating an onboarding experience customized to a members’ Medicare plan and health needs. The Company recognizes Encompass Engage revenue at the point in time the service is provided based on member retention and providing post-enrollment services.
Medicare non-agency revenue also includes value-based care provider engagement, health risk assessments, social determinants of health screening and preferred pharmacy programs. The Company recognizes revenue for the related performance obligation at the point in time the service is provided.
Other Revenue
Other Non-Agency Revenue
Other non-agency revenue includes enrollment related services through GoHealth Protect, a suite of products to cover unexpected life events, including guaranteed acceptance life insurance. The Company is compensated for guaranteed acceptance life insurance through the non-agency model where GoHealth is not the agent of record and cash is collected in close proximity to the point of sale. Revenue is recognized at the point in time the enrollment is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner. The Company’s performance obligation is complete when the health plan partner has received the enrollment. The Company estimates the amount of variable consideration that it expects to receive based on expectations as to future retention rates and average premium levels. Other non-agency revenue also includes revenue unrelated to Medicare products, including certain post-enrollment services.
Other Agency Revenue
Other agency revenue is comprised of revenue unrelated to Medicare products, including commissions revenue generated from the sale of individual and family plan insurance products.
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
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of June 30, 2025 and December 31, 2024 of $12.5 million and $20.9 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In addition, the Company had accrued payments for revenue share as of June 30, 2025 and December 31, 2024 of $27.7 million and $29.8 million, respectively, which are recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the six months ended June 30, 2025 compared to December 31, 2024 was primarily due to less cash received as of June 30, 2025 compared to December 31, 2024 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the three months ended June 30, 2025 and 2024, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $5.2 million and $8.6 million, respectively. During the six months ended June 30, 2025 and 2024, the

GoHealth, Inc.	2025 Form 10-Q	20

Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $46.8 million and $43.5 million, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Six months ended Jun. 30,
(in thousands)	2025	2024
Beginning balance	$1,053,560	$911,697
Commission revenue(1)	244,716	152,313
Cash receipts	(301,710)	(249,025)
Allowance for credit loss	38	67
Ending balance	$996,604	$815,052
Less: Commissions receivable - current	226,152	261,052
Commissions receivable - non-current	$770,452	$554,000

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
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total net revenues for the periods indicated:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2025	2024	2025	2024
United	43.4%	22.2%	39.2%	18.3%
Humana	22.7%	25.3%	27.2%	20.3%
Elevance Health	14.2%	15.6%	12.3%	20.1%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of June 30, 2025, three customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 96.0%, or $9.7 million, of the combined total. As of December 31, 2024, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 74.6%, or $17.6 million, of the combined total.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2025 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statements of Operations:

GoHealth, Inc.	2025 Form 10-Q	21

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	1,778	2,001	3,988	3,947
Short-term lease cost(1)	—	16	3	37
Variable lease cost(2)	36	109	82	271
Sublease income	(502)	(669)	(1,228)	(1,176)
Total net lease expense	$1,312	$1,457	$2,845	$3,079

(1)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in operating lease impairment charges of $0.1 million and $0.8 million for the three and six months ended June 30, 2025, respectively, which were recorded in operating lease impairment charges on the Condensed Consolidated Statements of Operations. Refer to Note 2, “Fair Value Measurements” for further details. The Company recognized one-time gains of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of two of its leases. The gain on lease remeasurement was recorded in general and administrative expense on the Condensed Consolidated Statements of Operations.
As of June 30, 2025, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2025	$3,970
2026	7,852
2027	7,942
2028	6,969
2029	5,948
Thereafter	14,492
Total lease payments	$47,173
Less: Imputed interest	(11,127)
Present value of lease liabilities	$36,046
Supplemental cash flow information related to leases are as follows:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,248	$2,680	$4,589	$5,443
Non-cash activity:
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$342	$—	$1,968	$—

The weighted average remaining operating lease term and discount rate are as follows:

	Jun. 30,
	2025	2024
Weighted average remaining lease term	6.2 years	6.9 years
Weighted average discount rate	9.4%	9.0%
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

GoHealth, Inc.	2025 Form 10-Q	22

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

On January 15, 2025, we were made aware that the Department of Justice (“DOJ”) filed a notice of intervention in a pending qui tam proceeding filed by private party relators under seal related to our arrangements with certain insurance health plan partners. On May 1, 2025, the DOJ filed a complaint in partial intervention (the “Complaint”) in the U.S. District Court for the District of Massachusetts intervening in the previously sealed case against multiple insurers who sponsor Medicare Advantage plans and multiple brokers those insurers appointed to sell their plans, including GoHealth. The relator, Andrew Shea, filed the original lawsuit in the U.S. District Court for the District of Massachusetts on behalf of the United States on November 2, 2021 under seal. The current matter is captioned United States of America ex rel. Andrew Shea v. eHealth, Inc., eHealth Insurance Services, Inc., CVS Health Corporation, Aetna Life Insurance Company, Aetna, Inc., Humana Inc., Elevance Health Inc., GoHealth, Inc., and SelectQuote, Inc., No. 21-CV-11777-DJC. The claims in both the Complaint, as well as the relator’s original complaint, are based on alleged violations of the False Claims Act and the Anti-Kickback Statute. Specifically, plaintiffs allege, in relevant part, that the Company was compensated and discriminated against individuals in violation of federal law. The Complaint seeks, among other things, treble damages, civil penalties and costs. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. The Company intends to vigorously defend against these allegations. While the Company feels confident in its defenses, there can be no assurance that it will prevail or that damages awarded will not be material to the results of operations or financial condition of the Company.
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant stockholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the three and six months ended June 30, 2025, the Company made aggregate lease payments of $1.0 million and $2.2 million, respectively, under these leases. For the three and six months ended June 30, 2024, the Company made aggregate lease payments of $1.5 million and $3.0 million, respectively, under these leases.
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
14. SUBSEQUENT EVENTS

On August 6, 2025, the Company, the Borrower, and Blizzard Midco, LLC effected the transactions and entered into the agreements described below.

GoHealth, Inc.	2025 Form 10-Q	23

Superpriority Credit Agreement

On August 6, 2025, the Borrower entered into the Superpriority Senior Secured Credit Agreement, by and among the Borrower, Holdings, the lenders party thereto, and Blue Torch Finance, LLC, as administrative agent and as collateral agent (the “Superpriority Credit Agreement”). The Superpriority Credit Agreement governs a senior secured superpriority term loan facility in an aggregate principal amount of $115.0 million (the “Superpriority Facility”) consisting of (a) $80.0 million in new-money term loans (the “Superpriority New Money Term Loans”), of which (i) $40.0 million was funded on the closing date and (ii) $40.0 million is available as delayed-draw term loans, and (b) $35.0 million of roll-up term loans funded on the closing date (the “Superpriority Roll-Up Term Loans” and together with the Superpriority New Money Term Loans, the “Superpriority Term Loans”) resulting from the cashless conversion of a corresponding amount of Class A Revolving Loans at par that were outstanding under the Existing Credit Agreement into term loans on a dollar-for-dollar basis. Provided that no default or event of default has occurred and is continuing, delayed-draw term loans will be available to the Borrower on or after October 1, 2025, with the aggregate principal amount of such loans funded prior to November 1, 2025 not to exceed $15.0 million and prior to December 1, 2025, not to exceed $30.0 million, with the full amount available thereafter. The proceeds of the Superpriority Term Loans can be used for working capital and other general corporate purposes and to pay transaction fees and expenses.

The Superpriority Facility matures on August 5, 2029. The Superpriority New Money Term Loans bear interest in cash, at the Borrower’s election from time to time, at either (i) Term SOFR plus 5.50% per annum (subject to a 3.00% SOFR floor) or (ii) Alternate Base Rate plus 4.50% (subject to a 4.00% Alternate Base Rate floor). Additionally, the Superpriority New Money Term Loans are also subject to a 2.00x multiple-on-invested-capital (“MOIC”), payable in cash upon partial or full repayment, prepayment, maturity or acceleration of the Superpriority Term Loans, which MOIC steps down to 1.75x for repayments occurring on or after January 1, 2026 but prior to April 1, 2027, and to 1.50x for repayments occurring on or after the closing date of the Superpriority Facility and prior to January 1, 2026.

The Superpriority Roll-Up Term Loans bear interest and have payment and prepayment terms substantially consistent with the Class A Revolving Loans outstanding under the Existing Credit Agreement.

Guarantees and Security

All principal, interest, premium, fees and other obligations in respect of the Superpriority Term Loans are (i) jointly and severally guaranteed by the subsidiaries of the Company that guarantee the Existing Credit Agreement, and any future material subsidiaries that execute a joinder to the guaranty and related collateral agreements and (ii) secured by a first priority lien on substantially all of the Borrower’s and the guarantors’ assets, subject to certain customary exceptions, on a senior basis to, and with payment priority senior to, all obligations outstanding under the Existing Credit Agreement on the closing date, subject to certain exceptions. In addition, pursuant to the Superpriority Credit Agreement, the Borrower is not permitted to make voluntary or mandatory prepayments of the Class A Revolving Loans and/or the Existing Term Loans, other than payment of amortization in respect of the Existing Term Loans, prior to the repayment in full, in cash, of the Superpriority Term Loan obligations.

Covenants and Other Matters

Pursuant to the Superpriority Credit Agreement, the Borrower will be required to comply with a minimum liquidity covenant of (i)
$5.0 million at the end of each calendar week, commencing with the calendar week beginning October 5, 2025, (ii) $15.0 million at the end of each calendar week, commencing with the calendar week beginning March 29, 2026, (iii) $20.0 million at the end of each calendar week, commencing with the calendar week beginning June 28, 2026, and (iv) $30.0 million at the end of each calendar week, commencing with the calendar week beginning September 27, 2026 and thereafter; provided, that during any period ending during the fiscal year ending December 31, 2026 and thereafter where the last business day of any calendar week therein occurs during the month of October, November or December, minimum liquidity shall instead be $10.0 million.

The Superpriority Credit Agreement contains customary non-financial covenants consistent with the Existing Credit Agreement that limit, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. In addition, the Superpriority Credit Agreement contains a covenant pursuant to which the Borrower and its subsidiaries are restricted from pursuing certain “liability management transactions” without the consent of the lenders holding a majority of the Superpriority Roll-Up Term Loans, and also includes certain restrictions on future financings.

The Superpriority Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document to be in full force and effect, and a change of control of the business.

Amendment No. 14 to Existing Credit Agreement

On August 6, 2025, the Borrower entered into Amendment No. 14 to the Existing Credit Agreement ( “Amendment No. 14”), which further amends the Existing Credit Agreement to, among other things, (i) terminate all revolving commitments under the Class A-1 Revolving Credit Facility (with no revolving loans under the Class A-1 Revolving Credit Facility being outstanding on

GoHealth, Inc.	2025 Form 10-Q	24

August 6, 2025); (ii) terminate all Class A revolving commitments and extend the maturity date of the remaining Class A revolving loans outstanding to August 5, 2029; (iii) permit the Borrower to pay-in-kind a portion of the interest on the outstanding Existing Term Loans and/or the Class A Revolving Loans, such loans accruing interest at a rate equal to Adjusted Term SOFR plus 8.00% per annum, of which an amount of interest equal to at least Adjusted Term SOFR plus 4.50% is payable in cash with the remainder of such interest paid-in-kind; and (iv) waive the principal payments of the Existing Term Loans until December 31, 2026.

Amendment No. 14 also removed each of the total cash leverage covenant, the asset coverage covenant and the budget variance covenant added by Amendment No. 13 and incorporated into the Existing Credit Agreement the additional reporting obligations and certain other provisions included in the Superpriority Credit Agreement.

Issuance of Shares of Class A Common Stock

As consideration for, and as a condition to, the lenders’ entry into Amendment No. 14, on August 6, 2025, the Company issued to lenders (or their affiliates) holding Class A Revolving Loans and Existing Term Loans (for these purposes, the “Subscribers”), pro rata based on their respective holdings thereof, an aggregate of 4,766,219 shares of Class A common stock, which represent an aggregate of 19.99% of the total issued and outstanding shares of the Company’s Class A common stock and Class B common stock, calculated as of immediately prior to the consummation of the transactions contemplated by Amendment No. 14, or 16.66% post-closing. The Subscribers will be entitled to certain customary registration rights with respect to the shares issued to them.

GoHealth, Inc.	2025 Form 10-Q	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the sections titled “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” in our 2024 Annual Report on Form 10-K. The risks and uncertainties described in our 2024 Annual Report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
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

The Encompass operating model supports all GoHealth services, including agency and non-agency revenue. Agency revenue refers to the commission revenue and partner marketing revenue we receive when GoHealth’s internal agents or our external agents enroll the consumer and submit the policy application to the health plan partner, becoming the agent of record. Non-agency revenue refers to services our internal agents or external agents provide that support enrollment and engagement activities in which GoHealth is not the agent of record. The non-agency model moves away from the agency structure in that cash is collected in advance or in close proximity to the point in time revenue is recognized.

Non-agency revenue also includes revenues from GoHealth Protect. During the first quarter of 2025, we launched GoHealth Protect, a suite of products to cover unexpected life events, with the expansion into guaranteed acceptance life insurance as the inaugural product. We believe the services offered through this program allow us to better support our existing customer base, further establishing ourselves as an engagement company. The introduction of guaranteed acceptance life insurance is designed to provide a simple, affordable solution to help families cover funeral and burial expenses, aligning with our commitment to offering peace of mind to our consumers. We are confident that this product also enables us to better support our existing customer base, many of whom are over 65 or approaching Medicare eligibility. We are compensated for guaranteed acceptance life insurance through the non-agency model where GoHealth is not the agent of record and cash is collected in close proximity to the point of sale. As GoHealth Protect was in its early testing phases during the first quarter of 2025, there was minimal contribution to net revenues. However, we ramped up GoHealth Protect in the second quarter and expect it to continue to grow in the third quarter of 2025, positioning GoHealth Protect to be a meaningful contributor to the full year 2025 results and beyond. Revenues from GoHealth Protect are included in other non-agency revenues.

GoHealth, Inc.	2025 Form 10-Q	26

Non-agency revenues decreased from 19.6% of total net revenues for the three months ended June 30, 2024 to 13.4% of total net revenue for the three months ended June 30, 2025. Non-agency revenue decreased from 36.6% of total net revenues for the six months ended June 30, 2024 to 14.5% of total net revenues for the six months ended June 30, 2025. The shift from non-agency to agency revenue is influenced by a combination of factors, including carrier and product mix within the non-agency channel, consumer needs and changing market dynamics as further described below. These dynamics often vary by geography and change over time. The transition from non-agency to agency revenue reflects our strategic focus on expanding our Medicare agency contracts in light of these industry shifts, partially offset by the expansion of our non-agency contracts through the launch of GoHealth Protect.

Driven by artificial intelligence (“AI”) and automation, we continue to enhance our technology platform to improve operational efficiency, scalability and consumer engagement. Key initiatives in the second quarter include the launch of a web-based self-enrollment workflow and the deployment of AI agents to handle inbound calls more efficiently.

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

In April 2024, the Centers for Medicare and Medicaid Services (“CMS”) final rate notice on commissions for the 2025 plan year and the Final 2025 Marketing Rule (the “CMS Final Rule”) had implications for Medicare Advantage plans. Specifically, we saw more dynamic consumer shopping behaviors during the 2024 Medicare annual enrollment period (“AEP”) as a result of changing benefit structures. We increased our targeted marketing efforts to help health plan partners achieve targeted growth in specific markets and products, which contributed to an increase in Submissions generated by our internal agents. We saw similar patterns through the first quarter of 2025. In the second quarter of 2025, we made a deliberate decision to scale back our Medicare Advantage activity in response to tightening health plan economics. For example, health plan partners pulled back on the number of marketable plans, making select plans non-commissionable. In light of these decisions and to enhance agent productivity outside of the traditional Medicare enrollment windows, we shifted focus to GoHealth Protect. As the landscape becomes more complex, we believe GoHealth’s role as a reliable guide becomes increasingly critical. The CMS final rate notice on commissions for the 2026 plan year introduced in April 2025 announced a 5.06% average increase in Medicare Advantage revenue, along with a 10.72% increase in broker commissions. We continue to prepare for and analyze the implications of this final rate notice on commissions for the 2026 plan year with our health plan partners and are closely monitoring its effects on the Medicare landscape. Further discussion of how changes and developments in the laws and regulations governing the health insurance markets in the U.S. could materially affect our business, operating results, financial condition and qualified prospects is included under the heading “Item 1A. Risk Factors” in the 2024 Annual Report on Form 10-K.

On August 6, 2025, the Company entered into a number of strategic capital and governance actions intended to enhance the Company’s financial flexibility, long-term positioning, and value for stockholders, as well as allowing for the pursuit of potential strategic alternatives. In furtherance of this effort, the Board of Directors established a committee of the Board of Directors called the “Transformation Committee,” which has the exclusive power and authority to review, formulate and negotiate, and recommend to the Board of Directors for approval, various strategic alternatives, including, among others, refinancings, securitizations, mergers, acquisitions or restructurings. The Transformation Committee will also work together with the Compensation Committee of the Board of Directors to review and recommend to the Board of Directors, as necessary, any future employee incentive plans designed to retain employees and certain other compensation arrangements.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2025 was 53.2% and 54.1%, respectively. The non-controlling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2024 was 56.2% and 56.5%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of June 30, 2025, is as follows:

GoHealth, Inc.	2025 Form 10-Q	27

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

GoHealth, Inc.	2025 Form 10-Q	28

Results of Operations
The following is our consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended Jun. 30,		Six months ended Jun. 30,
(in thousands)	2025	2024	2025	2024
Net revenues	94,048	105,870	315,020	291,470
Operating expenses:
Revenue share	32,410	20,680	71,682	58,693
Marketing and advertising	28,051	38,004	95,466	90,779
Consumer care and enrollment	26,220	39,314	77,918	87,175
Technology	8,212	8,570	17,250	19,120
General and administrative	21,939	16,398	44,595	33,317
Amortization of intangible assets	23,514	23,514	47,028	47,028
Intangible asset impairment charges	53,000	—	53,000	—
Operating lease impairment charges	88	—	798	—
Total operating expenses	193,434	146,480	407,737	336,112
Income (loss) from operations	(99,386)	(40,610)	(92,717)	(44,642)
Interest expense	16,945	18,096	32,899	36,047
Other (income) expense, net	11	648	(590)	82
Income (loss) before income taxes	(116,342)	(59,354)	(125,026)	(80,771)
Income tax (benefit) expense	(353)	(40)	749	(111)
Net income (loss)	(115,989)	(59,314)	(125,775)	(80,660)
Net income (loss) attributable to non-controlling interests	(61,712)	(33,318)	(67,090)	(45,448)
Net income (loss) attributable to GoHealth, Inc.	$(54,277)	$(25,996)	$(58,685)	$(35,212)
Non-GAAP financial measures:
EBITDA	$(73,200)	$(14,960)	$(39,453)	$7,819
Adjusted EBITDA	$(11,295)	$(12,308)	$30,765	$14,585
Net Income (Loss) Margin	(123.3)%	(56.0)%	(39.9)%	(27.7)%
Adjusted EBITDA Margin	(12.0)%	(11.6)%	9.8%	5.0%
The following is our net revenues for the three and six months ended June 30, 2025 and 2024:

Net Revenues	Three months ended Jun. 30,
	2025	2024	$ Change	% Change
	$94,048	$105,870	$(11,822)	(11.2)%

	Six months ended Jun. 30,
	2025	2024	$ Change	% Change
	$315,020	$291,470	$23,550	8.1%
The decrease for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to a deliberate decision in the second quarter of 2025 to scale back our Medicare Advantage activity in response to tightening health plan economics, partially offset by the launch of GoHealth Protect during the second quarter of 2025. The increase for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to an increase in agency revenue, which is reflective of a shift from non-agency to agency revenue as a result of a combination of factors, including carrier mix within the non-agency channel, consumer needs and changing market dynamics.
The following are our key components of operating expenses and results thereof for the three and six months ended June 30, 2025 and 2024:

Revenue share	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$32,410	$20,680	$11,730	56.7%	34.5%	19.5%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$71,682	$58,693	$12,989	22.1%	22.8%	20.1%

GoHealth, Inc.	2025 Form 10-Q	29

The increases for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to an increase in Submissions generated by our external agents, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners. During the second quarter of 2025, we ended our vConnect program, which enabled our external agents to support enrollment and engagement activities through the non-agency channel. As such, beginning in the second quarter of 2025 our external agents enroll beneficiaries solely through the agency channel.

Marketing and advertising expense	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$28,051	$38,004	$(9,953)	(26.2)%	29.8%	35.9%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$95,466	$90,779	$4,687	5.2%	30.3%	31.1%
The decrease for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend during the quarter as we shifted focus to the launch of GoHealth Protect. The increase for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to an increase in our marketing and advertising spend to generate more qualified prospects during the first quarter of 2025.

Consumer care and enrollment	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$26,220	$39,314	$(13,094)	(33.3)%	27.9%	37.1%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$77,918	$87,175	$(9,257)	(10.6)%	24.7%	29.9%
The decreases for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to a reduced agent headcount, partially offset by an increased agent headcount associated with the e-TeleQuote acquisition.

Technology expense	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$8,212	$8,570	$(358)	(4.2)%	8.7%	8.1%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$17,250	$19,120	$(1,870)	(9.8)%	5.5%	6.6%
The decreases for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to decreased headcount in our technology support functions.

General and administrative expense	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	21,939	16,398	$5,541	33.8%	23.3%	15.5%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$44,595	$33,317	$11,278	33.9%	14.2%	11.4%
The increases for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to increases in expense related to legal and professional fees.

GoHealth, Inc.	2025 Form 10-Q	30

Amortization of intangible assets	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	23,514	23,514	$—	—%	25.0%	22.2%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$47,028	$47,028	$—	—%	14.9%	16.1%
Amortization of intangible assets expense was $23.5 million for both the three months ended June 30, 2025 and 2024 and $47.0 million for both the six months ended June 30, 2025 and 2024. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships.

Interest expense	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	16,945	18,096	$(1,151)	(6.4)%	18.0%	17.1%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$32,899	$36,047	$(3,148)	(8.7)%	10.4%	12.4%
The decreases for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to lower interest rates on our Existing Term Loan Facilities, partially offset by higher interest expense resulting from increased borrowings under our Class A Revolving Credit Facility.

Intangible asset impairment charges	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$53,000	—	$53,000	NM	56.4%	—%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	53,000	$—	$53,000	NM	16.8%	—%
During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $53.0 million to write down the carrying value of the indefinite-lived trade names intangible asset to its fair value of $20.0 million.

Operating lease impairment charges	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$88	—	$88	NM	0.1%	—%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	798	$—	$798	NM	0.3%	—%
As part of our continued cost savings initiatives, we are actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $0.1 million and $0.8 million in operating lease impairment charges during the three and six months ended June 30, 2025, respectively.
NM = Not meaningful

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

GoHealth, Inc.	2025 Form 10-Q	31

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
Non-GAAP Financial Measures	2025	2024	2025	2024
Net revenues	$94,048	$105,870	$315,020	$291,470
Net income (loss)	(115,989)	(59,314)	(125,775)	(80,660)
Interest expense	16,945	18,096	32,899	36,047
Income tax expense (benefit)	(353)	(40)	749	(111)
Depreciation and amortization expense	26,197	26,298	52,674	52,543
EBITDA	(73,200)	(14,960)	(39,453)	7,819
Share-based compensation expense (benefit)(1)	(135)	1,892	2,668	3,675
Professional services(2)	6,585	—	7,381	—
Legal fees(3)	2,417	174	2,842	677
Operating lease impairment and other charges(4)	38	—	512	—
Intangible asset impairment charges(5)	53,000	—	53,000	—
Severance costs(6)	—	586	3,815	2,414
Adjusted EBITDA	$(11,295)	$(12,308)	$30,765	$14,585
Net Income (Loss) Margin	(123.3)%	(56.0)%	(39.9)%	(27.7)%
Adjusted EBITDA Margin	(12.0)%	(11.6)%	9.8%	5.0%

(1)Represents non-cash share-based compensation expense (benefit) relating to equity awards as well as share-based compensation expense (benefit) relating to liability classified awards that will be settled in cash.
(2)Represents costs associated with non-routine consulting fees and other professional services.
(3)Represents legal fees, settlement accruals and other expenses related to certain acquisitions, litigation, Existing Credit Agreement amendments or new credit agreements and other non-routine legal or regulatory matters.
(4)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. For the three and six months ended June 30, 2025, the amount includes one-time gains of $0.1 million and $0.3 million from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of leases. For more information, refer to Note 10, Leases.
(5)Represents an indefinite-lived intangible asset impairment charge for the three and six months ended June 30, 2025.
(6)Represents severance costs and other fees associated with a reduction in workforce unrelated to restructuring activities.

Adjusted EBITDA	Three months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$(11,295)	$(12,308)	$1,013	(8.2)%	(12.0)%	(11.6)%

	Six months ended Jun. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$30,765	$14,585	$16,180	110.9%	9.8%	5.0%

GoHealth, Inc.	2025 Form 10-Q	32

The increase for the three months ended June 30, 2025 compared to the prior year period was primarily due to improved operating efficiencies enabled by agent productivity, targeted marketing and enhancements in our proprietary technology, partially offset by a decrease in net revenues. The increase for the six months ended June 30, 2025 compared to the prior year period was primarily due to an increase in net revenues and improved operating efficiencies enabled by agent productivity, targeted marketing and enhancements in our proprietary technology.

Key Business Performance and Operating Metrics

In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics for our single operating and reportable segment are furnished in the tables below (unaudited).

Beginning in the quarter ended June 30, 2025, we revised the definitions of certain business and operating metrics to reflect our recent expansion into GoHealth Protect. This revised presentation aligns with how we currently manage our operations. We did not revise prior periods’ metrics because GoHealth Protect was not significant prior to the second quarter of 2025.

The following are our Submissions, Sales per Submission and Direct Operating Cost per Submission for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2025	2024	2025	2024
Submissions	140,991	152,394	444,103	368,542
Sales per Submission	$657	$690	703	$787
Direct Operating Cost per Submission	$613	$641	551	$640

Submissions

Submissions are counted when an individual either (i) completes a Medicare application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, (ii) is transferred by our agent to the health plan partner through the Encompass operating model during the indicated period, or (iii) completes a GoHealth Protect application with our licensed agent that is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner during the indicated period.

The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Jun. 30,
	2025	2024	Change	% Change
	140,991	152,394	(11,403)	(7.5)%

	Six months ended Jun. 30,
	2025	2024	Change	% Change
	444,103	368,542	75,561	20.5%
The decrease for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to a decrease in Submissions generated by GoHealth’s internal network of agents, reflective of a shift in focus to GoHealth Protect, which continues to ramp up since its launch during the second quarter of 2025. The decrease was partially offset by an increase in Submissions generated by our external agents. The increase for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to an increase in Submissions generated by our external agents and an increased agent headcount as a result of the e-TeleQuote acquisition. The increase was partially offset by a decrease in Submissions generated by GoHealth’s internal network of agents.

Sales per Submission

Sales per Submission is an operating metric that represents the average performance of Submissions generated during the reporting period. Sales per Submission refers to (x) the sum of (i) aggregate Medicare commissions estimated to be collected over the estimated life of all commissionable Submissions for the relevant period based on multiple factors, including but not limited to, contracted commission rates, health plan partner mix and expected policy persistency with applied constraints, excluding revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods, (ii) Medicare non-agency revenue, (iii) Medicare partner marketing and other revenue and (iv) consideration estimated to be collected for GoHealth Protect for the relevant period based on multiple factors, including but not limited to, contracted rates, average premium levels and persistency, divided by (y) the number of Submissions for such period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions. Sales per Submission is not meant to be considered as an indicator of financial performance in isolation from or as a substitute for the Company’s net revenues. Management uses this metric to measure the performance of the Submissions generated in a reporting period by reviewing and presenting average performance on a per Submission basis over time.

GoHealth, Inc.	2025 Form 10-Q	33

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

Non-agency revenue refers to Medicare enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. Non-agency revenue also includes enrollment related services through GoHealth Protect, a suite of products to cover unexpected life events, including guaranteed acceptance life insurance. Revenue is recognized at the point in time the enrollment is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner. The Company estimates the amount of variable consideration that it expects to receive based on expectations as to future retention rates and average premium levels. The Company does not receive commissions on subsequent renewals for non-agency Submissions. For more information on the Company’s agency and non-agency revenue, refer to Note 9, “Revenue.”

The following table presents the Sales per Submission for the periods presented:

Sales per Submission	Three months ended Jun. 30,
	2025	2024	$ Change	% Change
	$657	$690	$(33)	(4.8)%

	Six months ended Jun. 30,
	2025	2024	$ Change	% Change
	$703	$787	$(84)	(10.7)%
The decreases for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to the shift in focus to GoHealth Protect. The guaranteed acceptance life insurance product produces lower revenues on a per-submission basis compared to Medicare products. The decreases were also attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel.
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

GoHealth, Inc.	2025 Form 10-Q	34

amounts exclude items that are unrelated to Submissions generated in the reporting period such as share-based compensation expense and other expenses unrelated to Medicare.

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost per Submission	Three months ended Jun. 30,
	2025	2024	$ Change	% Change
	$613	$641	$(28)	(4.4)%

	Six months ended Jun. 30,
	2025	2024	$ Change	% Change
	$551	$640	$(89)	(13.9)%
The decreases in Direct Operating Cost per Submission for the three and six months ended June 30, 2025 compared to the prior year periods were primarily attributable to improvements in agent productivity through enhanced training programs and investments in our technology. Our focus on Direct Operating Cost per Submission enables us to effectively manage expenses and investments in a highly regulated industry where benefits and contracting dynamics change annually, and consumer behavior can vary.
Sales/Direct Operating Cost of Submission

Sales/Direct Operating Cost of Submission represents the numerator of Sales per Submission, as defined above, divided by Direct Operating Cost of Submission, as defined above.
The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

	Three months ended Jun. 30,		Six months ended Jun. 30,
	2025	2024	2025	2024
Direct Operating Cost of Submission	$86,449	$97,618	$244,491	$235,868
Sales/Direct Operating Cost of Submission	1.1	1.1	1.3	1.2
The decrease in Direct Operating Cost of Submission for the three months ended June 30, 2025 compared to the prior year period was primarily attributable to decreases in marketing and advertising and consumer care and enrollment expenses, partially offset by an increase in revenue share. The increase in Direct Operating Cost of Submission for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to increases in revenue share and marketing and advertising expenses, partially offset by a decrease in consumer care and enrollment expense. Sales/Direct Operating Cost of Submission was flat for the three months ended June 30, 2025 compared to the prior year period as we shifted focus to GoHealth Protect. The increase in Sales/Direct Operating Cost of Submission for the six months ended June 30, 2025 compared to the prior year period was primarily attributable to improvements in agent productivity through enhanced training programs and investments in our technology.
Liquidity and Capital Resources
Overview

Our liquidity needs primarily include working capital and debt service requirements, including ongoing cash interest payments related to its outstanding borrowings. At June 30, 2025, cash and cash equivalents totaled $35.6 million. Short-term liquidity needs will primarily be funded through cash from operating activities, cash and cash equivalents, and the proceeds from, and delayed drawings available under, the Superpriority New Money Term Loans. In connection with the filing of this Quarterly Report on Form 10-Q, management assessed known events, trends, commitments, and uncertainties. Based on its evaluation, and following the entry into the Superpriority Credit Agreement and Amendment No. 14, management believes the Company’s current sources of liquidity will be sufficient to meet its projected operating requirements and debt obligations for the twelve months from the date of this Quarterly Report on Form 10-Q.

In the longer-term, if the Company’s liquidity condition deteriorates, the Company may be required to seek additional funds from issuances of equity or debt, including from additional credit facilities, loans, debt securities or other sources. There is no guarantee that such sources will be available when needed, or at all. However, the Superpriority Credit Agreement and the Existing Credit Agreement as amended by Amendment No. 14 impose limitations on the amount of additional indebtedness we may incur or additional equity securities we may issue, and as a result we may not be able to obtain the required additional liquidity. Further, the incurrence of additional debt financing would result in additional debt service obligations and any future instruments governing such debt could provide for operating and financing covenants that could further restrict our operations.
The following table presents a summary of cash flows for the six months ended June 30, 2025 and 2024:

GoHealth, Inc.	2025 Form 10-Q	35

	Six months ended Jun. 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(50,222)	$(23,984)
Net cash provided by (used in) investing activities	(5,877)	(7,258)
Net cash provided by (used in) financing activities	50,667	(45,391)
Operating Activities
Cash provided by (used in) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including share-based compensation, depreciation and amortization, amortization of intangible assets, amortization of debt discount and issuance costs, operating lease impairment charges, intangible asset impairment charges, accrued interest payable in kind, deferred tax liability, non-cash lease expense and the effect of changes in working capital and other activities.
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
Net cash used in operating activities was $50.2 million for the six months ended June 30, 2025, compared to $24.0 million for the six months ended June 30, 2024. The $26.2 million increase in net cash used was primarily driven by an increase in net loss of $45.1 million and a decrease in cash from working capital components from commissions receivable of $39.7 million, prepaid expenses and other assets of $28.2 million and accrued liabilities of $17.9 million. The increase was partially offset by non-cash items including intangible asset impairment charges of $53.0 million and accrued interest payable in kind of $13.8 million, as well as net cash from working capital components from accounts receivable of $17.5 million, accounts payable of $14.2 million, other liabilities of $6.5 million and deferred revenue of $4.3 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $5.9 million, compared to net cash used in investing activities for the six months ended June 30, 2024 of $7.3 million. The $1.4 million decrease in net cash used was primarily driven by a decrease in capitalized internal-use software related to new technology, software and systems.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $50.7 million, compared to net cash used in financing activities for the six months ended June 30, 2024 of $45.4 million. The $96.1 million increase in net cash provided was primarily driven by an increase in proceeds from our Class A Revolving Credit Facility and a decrease in repayment of borrowings on our Term Loan Facilities.
Existing Term Loan Facilities
Significant changes and activity related to our long-term debt since our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2025 are discussed below. Refer to Note 4, “Long-Term Debt,” and Note 14, “Subsequent Events” for further discussion on our debt agreements and activity.
As of June 30, 2025 and December 31, 2024, the Borrower had a principal amount of $490.8 million and $475.0 million outstanding under the Existing Term Loan Facility, respectively. The effective interest rate of the Existing Term Loan Facility was 11.78% as of June 30, 2025 and 12.06% as of December 31, 2024.
Revolving Credit Facilities
In addition to the Term Loan Facility, as of June 30, 2025, the Existing Credit Agreement provided for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility").
As of June 30, 2025 and December 31, 2024, the Company had $89.7 million and $30.0 million outstanding under the Class A Revolving Credit Facility, respectively. As of both June 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Class A-1 Revolving Credit Facility. The Class A Revolving Credit Facility had no remaining capacity as of

GoHealth, Inc.	2025 Form 10-Q	36

June 30, 2025 and a remaining capacity of $58.5 million as of December 31, 2024. The Class A-1 Revolving Credit Facility had a remaining capacity of $35.0 million as of both June 30, 2025 and December 31, 2024. Commitments under the Revolving Credit Facilities were terminated on August 6, 2025, in connection with the entry into the Superpriority Credit Agreement and Amendment No. 14.

Amendment No. 13 to Existing Credit Agreement

On June 30, 2025, the Borrower entered into Amendment No. 13 to the Existing Credit Agreement (“Amendment” No.13), which amended the Existing Credit Agreement to, among other things, (i) extend the maturity date of borrowings outstanding under the Class A Revolving Credit Facility, as defined below, from June 30, 2025 to September 30, 2025 (which was then further extended pursuant to Amendment No. 14); (ii) provide that all interest payable for the Term Loan Facility or the Class A Revolving Credit Facility occurring on or prior to September 30, 2025 will be payable in-kind, and thus capitalized and added to the respective principal balances; (iii) permit the Borrower to negotiate and consummate a receivables financing, securitization, receivables facility or other similar financing; and (iv) waive the principal payments of the Term Loan Facility on June 30, 2025 and September 30, 2025. Pursuant to Amendment No. 13, the Company incurred $5.6 million in debt issuance costs which are payable in-kind, and thus capitalized and added to the outstanding principal balance.

Amendment No. 14 to Existing Credit Agreement

On August 6, 2025, the Borrower entered into Amendment No. 14 to the Existing Credit Agreement (“Amendment No. 14”), which further amends the Existing Credit Agreement to, among other things, (i) terminate all revolving commitments under the Class A-1 Revolving Credit Facility (with no revolving loans under the Class A-1 Revolving Credit Facility being outstanding on August 6, 2025); (ii) terminate all commitments under the Class A Revolving Credit Facility and extend the maturity date of the remaining Class A Revolving Loans outstanding to August 5, 2029; and (iii) permit the Borrower to pay-in-kind a portion of the interest on the outstanding Existing Term Loans and/or Class A Revolving Loans; and (iv) waive the principal payments of the Existing Term Loans until December 31, 2026.

Superpriority Credit Agreement

On August 6, 2025, the Borrower entered into the Superpriority Senior Secured Credit Agreement, by and among the Borrower, Holdings, the lenders party thereto, and Blue Torch Finance, LLC, as administrative agent and as collateral agent (the “Superpriority Credit Agreement”). The Superpriority Credit Agreement governs a senior secured superpriority term loan facility in an aggregate principal amount of $115.0 million (the “Superpriority Facility”) consisting of (a) $80.0 million in new-money term loans (the “Superpriority New Money Term Loans”), of which (i) $40.0 million was funded on the closing date and (ii) $40.0 million is available as delayed-draw term loans, and (b) $35.0 million of roll-up term loans funded on the closing date (the “Superpriority Roll-Up Term Loans” and together with the Superpriority New Money Term Loans, the “Superpriority Term Loans”) resulting from the cashless conversion of a corresponding amount of Class A Revolving Loans at par that were outstanding under the Existing Credit Agreement into term loans on a dollar-for-dollar basis. Provided that no default or event of default has occurred and is continuing, delayed-draw term loans will be available to the Borrower on or after October 1, 2025, with the aggregate principal amount of such loans funded prior to November 1, 2025 not to exceed $15.0 million and prior to December 1, 2025, not to exceed $30.0 million, with the full amount available thereafter. The proceeds of the Superpriority Term Loans can be used for working capital and other general corporate purposes, and to pay transaction fees and expenses. The Superpriority Facility matures on August 5, 2029.

See Note 4, “Long-Term Debt” and Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Term Loan Facilities and Revolving Credit Facilities.

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

GoHealth, Inc.	2025 Form 10-Q	37

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report on Form 10-K. Except as discussed below, during the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report on Form 10-K.
Intangible Assets
During the three months ended June 30, 2025, the Company determined that the fair value of its indefinite-lived trade names no longer exceeded their carrying value. As a result, the Company recorded an indefinite-lived trade names impairment charge of $53.0 million for the three and six months ended June 30, 2025 to write down the carrying value of the indefinite-lived trade names to their fair value of $20.0 million. Determination of fair value involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates. While we believe the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to our business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in our entity structure are all factors which may adversely impact the assumptions used in the valuation.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

GoHealth, Inc.	2025 Form 10-Q	38

Changes in Internal Control over Financial Reporting
On September 30, 2024 we completed the acquisition of e-TeleQuote. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded e-TeleQuote from our evaluation for the quarter ended June 30, 2025.
Other than the foregoing, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2025 Form 10-Q	39

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

Our liquidity position previously raised, and may in the future raise, substantial doubt about our ability to continue as a going concern.

On August 6, 2025, we entered into the Superpriority Credit Agreement and Amendment No. 14 and completed the transactions contemplated therein. Following such transactions, and based on management’s evaluation, management believes that it has mitigated the circumstances that previously led to substantial doubt about our ability to continue as a going concern. However, our liquidity condition may deteriorate and/or we may be unable to comply with the financial covenants under our debt agreements, including the minimum liquidity covenant in the Superpriority Credit Agreement. If our liquidity condition deteriorates and/or we are unable to satisfy our financial covenants, our conditions may once again raise doubt about our ability to continue as a going concern. In addition, in the event we are unable to satisfy our financial covenants, our lenders may not waive compliance and could elect to declare a default or event of default and accelerate the repayment of our borrowings.

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. On August 6, 2025, as consideration for, and as a condition to, the lenders’ entry into Amendment No. 14, we issued to certain of our lenders an aggregate of 4,766,219 shares of our Class A common stock, which represent an aggregate of 19.99% of the shares of our Class A common stock and Class B common stock issued and outstanding calculated as of immediately prior to the issuance of such shares, or 16.66% post-closing. The holders of these newly issued shares will be entitled to customary registration rights. Even though these shares are “restricted securities” within the meaning of Rule 144 and may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws, when the Company files a resale registration statement covering these shares or the requirements of Rule 144 or other applicable exemption are satisfied, these shares could be sold in the market at any time along with other shares held by affiliates or issued by the Company pursuant to its equity incentive plans. If these additional shares of Class A common stock are resold, or if it is perceived that they will be resold, the trading price of our Class A common stock could decline. In addition, the issuance of these shares of Class A common stock have diluted, and any shares of Class A common stock we may in the future issue may dilute, the percentage ownership held by holders of our Class A common stock.

GoHealth, Inc.	2025 Form 10-Q	40

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Equity Securities

There were no sales of unregistered securities during the three months ended June 30, 2025.

On August 6, 2025, as consideration for, and as a condition to, the lenders’ entry into Amendment No. 14, the Company issued to lenders an aggregate of 4,766,219 shares of Class A common stock. This issuance was reported in the Company’s Current Report on Form 8-K filed on August 7, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2025 Form 10-Q	41

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1#	First Amendment to Employment Agreement, dated as of April 1, 2025, by and among Vijay Kotte, GoHealth, Inc. and GoHealth Holdings, LLC	8-K	001-39390	10.1	4/7/2025
10.2#	Letter Agreement, dated as of April 1, 2025, by and among Vijay Kotte and GoHealth, Inc.	8-K	001-39390	10.2	4/7/2025
10.3	Amendment No. 13 to Credit Agreement, dated as of June 30, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (including Annex A which is a conformed version of the Credit Agreement).	8-K	001-39390	10.1	6/30/2025
10.4#	GoHealth, Inc. Second Amended and Restated 2020 Incentive Award Plan	S-8	333-288761	99.1	7/18/2025
10.5	Amendment No. 14 to Credit Agreement, dated as of August 6, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (including Annex A which is a conformed version of the Credit Agreement).	8-K	001-39390	10.2	8/7/2025
10.6	Superpriority Senior Secured Credit Agreement, dated as of August 6, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent.	8-K	001-39390	10.1	8/7/2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2025 Form 10-Q	42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	August 12, 2025	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2025	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2025 Form 10-Q	43