Form 10-Q
period 2025-09-30
GoHealth, Inc.
filed 2025-11-14
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2025, the registrant had 16,093,116 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,620,884 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our liquidity, future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the expected results of the strategic capital and governance actions entered into on August 6, 2025, our pursuit of strategic alternatives and other shifts in our strategy, health plans’ respective decisions related to plan offerings and associated compensation for broker services, our expected growth, future capital expenditures, debt service obligations, future ability to continue as a going concern, adoption and use of artificial intelligence technologies, the impact on our business from regulatory changes, the impact on our business from the acquisition of e-TeleQuote Insurance, Inc. (“e-TeleQuote”) and our ability to successfully integrate e-TeleQuote’s operations, technologies and employees into our business, are forward-looking statements.

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

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report on Form 10-K”), our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2025, our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2025, this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2025 and in our other filings with the Securities and Exchange Commission.
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
•“Subscribers” refers to the lenders (or their affiliates) holding Class A Revolving Loans and Existing Term Loans that received an aggregate of 4,766,219 shares of Class A common stock, allocated pro rata, in connection with Amendment No. 14 to the Company’s Existing Credit Agreement.
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

GoHealth, Inc.	2025 Form 10-Q	2

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

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2025	2024	2025	2024
Net revenues	34,186	118,292	349,206	409,762
Operating expenses:
Revenue share	20,095	19,683	91,777	78,376
Marketing and advertising	17,471	45,270	112,937	136,049
Consumer care and enrollment	17,201	45,556	95,119	132,731
Technology	9,970	9,801	27,220	28,921
General and administrative	27,689	17,140	72,284	50,457
Amortization of intangible assets	23,514	23,514	70,542	70,542
Indefinite and long-lived asset impairment charges	206,163	—	259,961	—
Total operating expenses	322,103	160,964	729,840	497,076
Income (loss) from operations	(287,917)	(42,672)	(380,634)	(87,314)
Interest expense	24,762	19,086	57,661	55,133
Loss on extinguishment of debt	1,655	—	1,655	—
Gain on bargain purchase	—	(77,363)	—	(77,363)
Other (income) expense, net	70	250	(520)	332
Income (loss) before income taxes	(314,404)	15,355	(439,430)	(65,416)
Income tax (benefit) expense	(486)	(11)	263	(122)
Net income (loss)	(313,918)	15,366	(439,693)	(65,294)
Net income (loss) attributable to non-controlling interests	(148,072)	8,591	(215,162)	(36,857)
Net income (loss) attributable to GoHealth, Inc.	$(165,846)	$6,775	$(224,531)	$(28,437)
Net income (loss) per share (Note 7):
Net income (loss) per share of Class A common stock — basic	$(11.80)	$0.58	$(19.14)	$(3.14)
Net income (loss) per share of Class A common stock — diluted	$(11.80)	$0.46	$(19.14)	$(3.14)
Weighted-average shares of Class A common stock outstanding — basic	14,136	10,077	11,884	9,922
Weighted-average shares of Class A common stock outstanding — diluted	14,136	14,580	11,884	9,922
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2025	2024	2025	2024
Net income (loss)	$(313,918)	$15,366	$(439,693)	$(65,294)
Other comprehensive income (loss):
Foreign currency translation adjustments	88	20	189	(32)
Comprehensive income (loss)	(313,830)	15,386	(439,504)	(65,326)
Comprehensive income (loss) attributable to non-controlling interests	(148,031)	8,602	(215,069)	(36,875)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(165,799)	$6,784	$(224,435)	$(28,451)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Sep. 30, 2025	Dec. 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,076	$40,921
Accounts receivable, net	2	4,452
Commissions receivable - current	238,947	320,399
Prepaid expense and other current assets	16,437	34,639
Total current assets	287,462	400,411
Commissions receivable - non-current	725,074	733,161
Operating lease ROU asset	10,138	19,317
Property, equipment, and capitalized software, net	5,558	29,320
Intangible assets, net	—	302,497
Other long-term assets	2,254	3,717
Total assets	$1,030,486	$1,488,423
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	11,853	14,591
Accrued liabilities	60,913	121,346
Commissions payable - current	65,088	98,771
Short-term operating lease liability	4,916	5,705
Deferred revenue	29,195	53,720
Current portion of long-term debt	—	39,500
Other current liabilities	3,717	4,419
Total current liabilities	175,682	338,052
Non-current liabilities:
Commissions payable - non-current	169,049	177,656
Long-term operating lease liability	29,958	34,900
Deferred tax liability	22,754	22,350
Long-term debt, net of current portion	581,844	447,865
Other non-current liabilities	2,227	9,200
Total non-current liabilities	805,832	691,971
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both September 30, 2025 and December 31, 2024. Liquidation preference of $57.5 million and $54.6 million as of September 30, 2025 and December 31, 2024, respectively.	55,880	52,962
Stockholders’ equity (deficit):
Class A common stock – $0.0001 par value; 1,100,000 shares authorized as of both September 30, 2025 and December 31, 2024; 16,803 and 10,614 shares issued as of September 30, 2025 and December 31, 2024, respectively; 16,032 and 10,292 shares outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	1
Class B common stock – $0.0001 par value; 615,825 and 615,917 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 12,621 and 12,711 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both September 30, 2025 and December 31, 2024.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both September 30, 2025 and December 31, 2024.	—	—
Treasury stock – at cost; 771 and 322 shares of Class A common stock as of September 30, 2025 and December 31, 2024, respectively.	(9,280)	(4,150)
Additional paid-in capital	725,242	669,346
Accumulated other comprehensive income (loss)	(55)	(151)
Accumulated deficit	(647,739)	(423,208)
Total stockholders’ equity (deficit) attributable to GoHealth, Inc.	68,170	241,839
Non-controlling interests	(75,078)	163,599
Total stockholders’ equity (deficit)	(6,908)	405,438
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,030,486	$1,488,423
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three months ended Sep. 30, 2025
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance at Jul. 1, 2025	11,965	$1	12,623	$1	(752)	$(9,178)	$682,946	$(481,893)	$(102)	$87,317	$279,092
Net income (loss)								(165,846)		(148,072)	(313,918)
Issuance of Class A common shares related to share-based compensation plans	70	—					—				—
Issuance of Class A common shares in connection with credit agreement amendment	4,766	—					25,112				25,112
Share-based compensation expense							3,809				3,809
Foreign currency translation adjustments									47	41	88
Class A common shares repurchased for employee tax withholdings					(19)	(102)					(102)
Dividends accumulated on Series A redeemable convertible preferred stock							(989)				(989)
Redemption of LLC Interests	2	—	(2)	—			14,364			(14,364)	—
Balance at Sep. 30, 2025	16,803	$1	12,621	$1	(771)	$(9,280)	$725,242	$(647,739)	$(55)	$(75,078)	$(6,908)

	Three months ended Sep. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance at Jul. 1, 2024	10,360	$1	12,780	$1	(302)	$(3,975)	$662,347	$(455,492)	$(150)	$125,067	$327,799
Net income (loss)								6,775		8,591	15,366
Issuance of Class A common shares related to share-based compensation plans	76	—					4				4
Share-based compensation expense							3,142				3,142
Foreign currency translation adjustments									9	11	20
Class A common shares repurchased for employee tax withholdings					(17)	(149)					(149)
Dividends accumulated on Series A redeemable convertible preferred stock							(923)				(923)
Forfeitures of Time-Vesting Units			(1)	—							—
Redemption of LLC Interests	4	—	(4)	—			450			(450)	—
Balance at Sep. 30, 2024	10,440	$1	12,775	$1	(319)	$(4,124)	665,020	$(448,717)	$(141)	$133,219	$345,259

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Nine months ended Sep. 30, 2025
	Class A Common Stock			Class B Common Stock		Treasury Stock
	Shares	Amount		Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest		Stockholders’ Equity (Deficit)
Balance at Jan. 1, 2025	10,614	$1		12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599		$405,438
Net income (loss)									(224,531)		(215,162)		(439,693)
Issuance of Class A common shares related to share-based compensation plans	1,333	—						332					332
Issuance of Class A common shares in connection with credit agreement amendment	4,766	—						25,112					25,112
Share-based compensation expense								9,761					9,761
Foreign currency translation adjustments										96	93		189
Class A common shares repurchased for employee tax withholdings						(449)	(5,130)					—	(5,130)
Dividends accumulated on Series A redeemable convertible preferred stock								(2,917)					(2,917)
Redemption of LLC Interests	90	—		(90)	—			23,608			(23,608)		—
Balance at Sep. 30, 2025	16,803	$1	$1	12,621	$1	(771)	$(9,280)	$725,242	$(647,739)	$(55)	$(75,078)		$(6,908)

	Nine months ended Sep. 30, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653
Net income (loss)								(28,437)		(36,857)	(65,294)
Issuance of Class A common shares related to share-based compensation plans	581	—					450				450
Share-based compensation expense							8,688				8,688
Foreign currency translation adjustments									(14)	(18)	(32)
Class A common shares repurchased for employee tax withholdings					(146)	(1,484)					(1,484)
Dividends accumulated on Series A redeemable convertible preferred stock							(2,722)				(2,722)
Forfeitures of Time-Vesting Units			(3)	—							—
Redemption of LLC Interests	36	—	(36)	—			4,545			(4,545)	—
Balance at Sep. 30, 2024	10,440	$1	12,775	$1	(319)	$(4,124)	$665,020	$(448,717)	$(141)	$133,219	$345,259

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	8

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine months ended Sep. 30,
	2025	2024
Operating Activities
Net income (loss)	$(439,693)	$(65,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	6,164	6,534
Depreciation and amortization	9,154	8,420
Amortization of intangible assets	70,542	70,542
Amortization of debt discount and issuance costs	4,687	7,319
Deferred tax liability	403	—
Non-cash lease expense	2,459	2,907
Other non-cash items	(346)	(98)
Accrued interest payable in kind	27,322	—
Loss on extinguishment of debt	1,655	—
Indefinite and long-lived asset impairment charges	259,961	—
Gain on bargain purchase	—	(77,363)
Changes in assets and liabilities:
Accounts receivable	4,450	(4,578)
Commissions receivable	89,598	104,570
Prepaid expenses and other assets	18,327	28,644
Accounts payable	(2,739)	(4,268)
Accrued liabilities	(60,383)	(44,227)
Deferred revenue	(24,526)	(9,708)
Commissions payable	(42,291)	(44,735)
Operating lease liabilities	(3,874)	(4,976)
Other liabilities	(3,743)	(9,900)
Net cash provided by (used in) operating activities	(82,873)	(36,211)
Investing Activities
Acquisition of business, net	—	17,536
Purchases of property, equipment and software	(8,248)	(11,511)
Net cash provided by (used in) investing activities	(8,248)	6,025
Financing Activities
Repayment of borrowings	(2,375)	(50,000)
Proceeds from borrowings	97,999	40,000
Debt issuance cost payments	(8,408)	(13,584)
Repurchase of shares to satisfy employee tax withholding obligations	(5,130)	(1,484)
Proceeds from stock option exercises	1	4
Net cash provided by (used in) financing activities	82,087	(25,064)
Effect of exchange rate changes on cash and cash equivalents	189	(32)
Increase (decrease) in cash and cash equivalents	(8,845)	(55,282)
Cash and cash equivalents at beginning of period	40,921	90,809
Cash and cash equivalents at end of period	$32,076	$35,527
Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$—	$154
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-Q	9

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
Refer to the Liquidity and Going Concern section in this Note 1 for an update about our business.
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
Certain prior period amounts have been reclassified to conform with the current period presentation. The Company reclassified $19.3 million related to certain commissions payable to external agents from other current liabilities to commissions payable - current on the Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2024 to conform to current period presentation.
There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024, which were included in the Company’s 2024 Annual Report on Form 10-K.

GoHealth, Inc.	2025 Form 10-Q	10

Liquidity and Going Concern

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business within twelve months after the date that these Condensed Consolidated Financial Statements are issued.

Under the Company’s Superpriority Credit Agreement and Amendment No. 14 to its existing term loan (as defined and described further in Note 4, “Long-Term Debt”), the Company is required to meet minimum liquidity covenants and make scheduled principal and interest payments. As of September 30, 2025, the Company was in compliance with all of its financial covenants; however, management’s current financial projections indicate that, based on the Company’s current business plan, there is a significant likelihood that the Company will be unable to maintain compliance with its covenants within the twelve months after these Condensed Consolidated Financial Statements are issued, unless the mitigating plans described below are implemented successfully.

To mitigate these uncertainties, management has implemented and is actively pursuing various strategic alternatives, including, among others, refinancings, securitizations, mergers, acquisitions or restructurings. Starting in the third quarter of 2025, management implemented cash management initiatives to further reduce operating expenses and improve cash flows including a reduction in force during the fourth quarter of 2025, impacting approximately 487 employees. In addition, management has plans to implement further cost savings to maintain compliance with its debt covenants. While management believes it is probable these plans will be executed successfully, they cannot guarantee such plans will be implemented successfully.

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
2. FAIR VALUE MEASUREMENTS

GoHealth, Inc.	2025 Form 10-Q	11

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
The Company recorded long-lived asset impairment charges of $206.2 million and $260.0 million during the three and nine months ended September 30, 2025, respectively, which are included in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations.
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $4.5 million in operating lease impairment charges for the three months ended September 30, 2025 and $5.3 million in operating lease impairment charges for the nine months ended September 30, 2025 which are recorded in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. There were no operating lease impairment charges for the three and nine months ended September 30, 2024. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

During the three months ended September 30, 2025, the Company identified indicators of impairment related to its indefinite-lived intangible assets and long-lived assets, primarily related to revised long-term forecasts, reflecting the Company’s intentional pullback on Medicare Advantage activity in response to tightening health plan economics such as a reduction in the number of marketable and/or commissionable plans offered by health plan partners. The revised forecasts led to a reduction in the projected future cash flows associated with the Company’s trade name, developed technology and customer relationships and other long-lived assets, triggering an interim impairment assessment. The Company first tested its indefinite-lived trade name intangible asset. The revised forecast led to a reduction in the projected future cash flows associated with the trade name resulting in a $20.0 million and $73.0 million impairment charge for the three and nine months ended September 30, 2025, respectively, which are included in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. The Company also tested its long-lived assets for impairment by first performing a recoverability test, comparing projected undiscounted cash from the use and eventual disposition of the asset group to its carrying value. The recoverability test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the Company’s asset group. The Company then compared the fair value of the asset group to its carrying value to measure the amount of impairment to record. The impairment charge was then allocated to individual long-lived assets in accordance with ASC 360. As a result, the Company recorded intangible asset impairment charges of $159.0 million for the three and nine months ended September 30, 2025 to write down the carrying value of its definite-lived amortizable intangible assets to zero. The Company also recorded impairment charges related to capitalized software, and property and equipment of $22.7 million for each of the three and nine months ended September 30, 2025.

Determination of fair value of the trade name involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered a level 3 input in the fair value hierarchy. Determination of the fair value of other long-lived assets involves utilizing the income approach which contains significant estimates and assumptions about forecasted revenue, expenses, and discount rates. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.

There was no impairment of indefinite and long-lived assets for the three and nine months ended September 30, 2024. For more information, refer to Note 3, “Intangible Assets, Net.”
3. INTANGIBLE ASSETS, NET

GoHealth, Inc.	2025 Form 10-Q	12

During the three months ended September 30, 2025, the Company determined that the fair value of its indefinite-lived trade names and definite-lived amortizable intangible assets no longer exceeded their carrying values. As a result, the Company recorded intangible asset impairment charges of $179.0 million and $232.0 million for the three and nine months ended September 30, 2025, respectively, to write down the carrying values of the indefinite-lived trade names and definite-lived amortizable intangible assets to zero. The intangible asset impairment charges are included in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. There was no impairment of intangible assets for the three and nine months ended September 30, 2024. For more information, refer to Note 2, “Fair Value Measurements.”
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Sep. 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Developed technology	$496,000	$428,686	$67,314	$—
Customer relationships	232,000	140,360	91,640	—
Total intangible assets subject to amortization	$728,000	$569,046	$158,954	$—
Indefinite-lived trade names				—
Total intangible assets				$—

	Dec. 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$375,543	$120,457
Customer relationships	232,000	122,960	109,040
Total intangible assets subject to amortization	$728,000	$498,503	$229,497
Indefinite-lived trade names			73,000
Total intangible assets			$302,497
4. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Sep. 30, 2025	Dec. 31, 2024
Term Loan Facilities	$636,458	$475,000
Revolving Credit Facilities	—	30,000
Less: Unamortized debt discount and issuance costs	(54,614)	(17,635)
Total debt	$581,844	$487,365
Less: Current portion of long-term debt	—	(39,500)
Total long-term debt	$581,844	$447,865
Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
Remainder of 2025	$—
2026	—
2027	9,500
2028	9,500
2029	617,458
Thereafter	—
Total	$636,458

Existing Credit Agreement
On November 4, 2024 (the “Effective Date”), Norvax (the “Borrower”) entered into the Amendment and Restatement Agreement (the “Existing Credit Agreement”) to provide for, among other provisions as further described below, a class of term loan facilities (the “Existing Term Loan Facility” or “Existing Term Loans”) in an aggregate principal amount equal to $475.0 million. Starting March 31, 2025, principal repayments of 2.00% per annum of the initial principal amount were made in equal quarterly installments. In March 2025, the Borrower repaid $2.4 million under this facility. Prior to Amendment No. 14 (as defined and

GoHealth, Inc.	2025 Form 10-Q	13

further described below), at the option of the Borrower, the Existing Term Loan Facility bore interest at either (i) ABR plus 6.50% per annum or (ii) Adjusted Term SOFR plus 7.50% per annum. To the extent not previously paid, the Existing Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029.

In addition to the Existing Term Loan Facility, the Existing Credit Agreement provided for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). The Class A Revolving Credit Facility bore interest at either (i) ABR plus 5.50% per annum or (ii) SOFR plus 6.50% per annum. The Borrower was required to pay a commitment fee of 0.50% per annum on undrawn amounts under the Class A Revolving Credit Facility. The Class A-1 Revolving Credit Facility was to be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to June 30, 2025 (which was then further extended pursuant to Amendment No. 13 and Amendment No. 14). Following the entry into Amendment No. 14, the Class A-1 Revolving Credit Facility has been terminated.

Amendment No. 13

On June 30, 2025, the Borrower entered into Amendment No. 13 to the Existing Credit Agreement (“Amendment No. 13”), which modified the Existing Credit Agreement to, among other things, (i) provide that all interest payable for the Existing Term Loan Facility and Class A Revolving Credit Facility occurring on or prior to September 30, 2025 would be payable in-kind, and thus capitalized and added to the respective principal balances, (ii) waive the principal payments of the Existing Term Loan Facility on June 30, 2025 and September 30, 2025, (iii) extend the maturity date of borrowings outstanding under the Class A Revolving Credit Facility from June 30, 2025 to September 30, 2025 (which was then further extended pursuant to Amendment No. 14) and (iv) permit the Borrower to negotiate and consummate a receivables financing, securitization, receivables facility or other similar financing.

Pursuant to Amendment No. 13, the Company incurred $5.6 million in debt issuance costs which are payable in-kind, and thus capitalized and added to the outstanding principal balance. The Company paid an additional $0.4 million in debt issuance costs in cash related to Amendment No. 13. The total debt issuance costs are amortized over the life of the debt to interest expense using the effective interest method.

Amendment No. 14

On August 6, 2025, the Borrower entered into Amendment No. 14 to the Existing Credit Agreement (“Amendment No. 14”), which further amends the Existing Credit Agreement to, among other things, (i) terminate all revolving commitments under the Class A-1 Revolving Credit Facility (with no revolving loans under the Class A-1 Revolving Credit Facility being outstanding on August 6, 2025), (ii) terminate all Class A revolving commitments and extend the maturity date of the remaining Class A revolving loans outstanding to August 5, 2029 (the “Class A Loans”), (iii) permit the Borrower to pay in-kind a portion of the interest on the outstanding Existing Term Loans and Class A Loans with such loan accruing interest at a rate equal to Adjusted Term SOFR plus 8.00% per annum, of which an amount of interest equal to at least Adjusted Term SOFR plus 4.50% is payable in cash with the remainder of such interest paid in-kind and (iv) waive the principal payments of the Existing Term Loans until December 31, 2026. Following Amendment No. 14, amounts repaid or prepaid in respect of the Class A Loans may not be reborrowed. As consideration for, and as a condition to, the lenders’ entry into Amendment No. 14, on August 6, 2025, the Company issued to lenders (or their affiliates) holding Class A Loans and Existing Term Loans (for these purposes, the “Subscribers”), pro rata based on their respective holdings thereof, an aggregate of 4,766,219 shares of Class A common stock.

Superpriority Credit Agreement

On August 6, 2025 (the “Closing Date”), the Borrower entered into the Superpriority Senior Secured Credit Agreement (the “Superpriority Credit Agreement”). The Superpriority Credit Agreement governs a senior secured superpriority term loan facility in an aggregate principal amount of $115.0 million (the “Superpriority Facility”) consisting of (a) $80.0 million in new-money term loans (together, the “New Money Term Loans”), of which (i) $40.0 million was funded on the closing date (the “Initial New Money Term Loans”) and (ii) $40.0 million is available as delayed-draw term loans (the “Delayed Draw Term Loans”), and (b) $35.0 million of roll-up term loans funded on the closing date (the “Roll-Up Term Loans” and together with the New Money Term Loans, the “Superpriority Term Loans”) resulting from the cashless conversion of a corresponding amount of Class A Loans at par that were outstanding under the Existing Credit Agreement into term loans on a dollar-for-dollar basis. Provided that no default or event of default has occurred and is continuing, the Delayed Draw Term Loans will be available to the Borrower on or after October 1, 2025, with the aggregate principal amount of such loans funded prior to November 1, 2025 not to exceed $15.0 million and prior to December 1, 2025, not to exceed $30.0 million, with the full amount available thereafter. Pursuant to this agreement, the Company borrowed $15.0 million of the Delayed Draw Term Loans in October 2025 and another $15.0 million in November 2025.

The Superpriority Facility matures on August 5, 2029. The New Money Term Loans bear interest in cash, at the Borrower’s election from time to time, at either (i) Adjusted Term SOFR plus 5.50% per annum or (ii) ABR plus 4.50% per annum. The Roll-Up Term Loans bear interest and have payment and prepayment terms substantially consistent with the Class A Loans.

Additionally, the New Money Term Loans are subject to (i) a 2.00x multiple-on-invested-capital (“MOIC”), payable in cash upon partial or full repayment, prepayment, maturity or (ii) acceleration of the New Money Term Loans. The MOIC steps down to 1.75x

GoHealth, Inc.	2025 Form 10-Q	14

for repayments occurring on or after January 1, 2026 but prior to April 1, 2027 and to 1.50x for repayments occurring on or after the closing date of the Superpriority Facility and prior to January 1, 2026. The MOIC payable is accrued over the term of the New Money Term Loans using the effective interest method. As of September 30, 2025, the Company recorded a liability of $1.1 million related to the MOIC payable which is recorded in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets and included in the outstanding principal balance of the New Money Term Loans.

Pursuant to Amendment No. 14 and the Superpriority Credit Agreement, the Company recognized an aggregate loss on extinguishment of debt of $1.7 million. The Company recorded debt discounts of $25.1 million related to the Class A common stock issued as non-cash consideration pursuant to Amendment No. 14 and $2.4 million of closing fees payable in-kind, and thus capitalized and added to the outstanding principal balance. The Company paid an additional $8.0 million in debt issuance costs. The total debt discount and debt issuance costs are being amortized over the life of the debt to interest expense using the effective interest method.

As of September 30, 2025 and December 31, 2024, the Borrower had a principal amount of $501.7 million and $475.0 million outstanding under the Existing Term Loan Facility, respectively. The effective interest rate of the Existing Term Loan Facility was 15.5% and 12.06% as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Borrower had a principal amount of $56.3 million outstanding under the Class A Loans with an effective interest rate of 15.5%. As of December 31, 2024, the Company had a principal amount of $30.0 million outstanding under the Class A Revolving Credit Facility and a remaining capacity of $58.5 million. As of December 31, 2024, the Company had no amounts outstanding and a remaining capacity of $35.0 million under the Class A-1 Revolving Credit Facility. Following the entry into Amendment No. 14, revolving commitments under the Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility were terminated and amounts repaid or prepaid in respect to the Class A Loans may not be reborrowed.

As of September 30, 2025, the Borrower had a principal amount of $43.5 million and $35.0 million outstanding under the New Money Term Loans and Roll-Up Term Loans, respectively. The effective interest rates of the New Money Term Loans and Roll-Up Term Loans as of September 30, 2025 were 25.6% and 9.8%, respectively.
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

GoHealth, Inc.	2025 Form 10-Q	15

period ending during the fiscal year ending December 31, 2026 and thereafter where the last business day of any calendar week therein occurs during the month of October, November or December, minimum liquidity shall instead be $10.0 million.

The Superpriority Credit Agreement contains customary non-financial covenants consistent with the Existing Credit Agreement that limit, among other things, mergers and acquisitions; investments, loans, and advances; affiliate transactions; changes to capital structure and the business; additional indebtedness; additional liens; the payment of dividends; and the sale of assets, in each case, subject to certain customary exceptions. In addition, the Superpriority Credit Agreement contains a covenant pursuant to which the Borrower and its subsidiaries are restricted from pursuing certain “liability management transactions” without the consent of the lenders holding a majority of the Roll-Up Term Loans and also includes certain restrictions on future financings.

The Superpriority Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, defaults under other material debt, events of bankruptcy and insolvency, failure of any guaranty or security document to be in full force and effect, and a change of control of the business.
5. STOCKHOLDERS' EQUITY (DEFICIT)
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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2025 were 47.2% and 51.5%, respectively. The non-controlling interest holders' weighted average ownership percentages for the three and nine months ended September 30, 2024 were 55.9% and 56.3%, respectively.
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

GoHealth, Inc.	2025 Form 10-Q	16

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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both September 30, 2025 and December 31, 2024, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7.0%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three and nine months ended September 30, 2025, the Company accrued $1.0 million and $2.9 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. For the three and nine months ended September 30, 2024, the Company accrued $0.9 million and $2.7 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Condensed Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of September 30, 2025 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2025 Form 10-Q	17

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

Issuance of Shares of Class A Common Stock

As consideration for, and as a condition to, the lenders’ entry into Amendment No. 14 to the Existing Credit Agreement, on August 6, 2025, the Company issued to lenders (or their affiliates) holding Class A Revolving Loans and Existing Term Loans (for these purposes, the “Subscribers”), pro rata based on their respective holdings thereof, an aggregate of 4,766,219 shares of Class A common stock, which represented an aggregate of 19.99% of the total issued and outstanding shares of the Company’s Class A common stock and Class B common stock, calculated immediately prior to the consummation of the transactions contemplated by Amendment No. 14, or 16.66% post-closing. Pursuant to a Registration Rights Agreement among the Company and the Subscribers (as amended), the Subscribers are entitled to certain customary registration rights with respect to the shares issued to them. Refer to Note 4, “Long-Term Debt” for more information.

GoHealth, Inc.	2025 Form 10-Q	18

6. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense (benefit) by operating function for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2025	2024	2025	2024
Marketing and advertising	$73	$75	$222	$203
Consumer care and enrollment	147	189	575	841
Technology	221	293	727	780
General and administrative(1)	3,054	2,302	4,640	4,710
Total share-based compensation expense (benefit)	$3,495	$2,859	$6,164	$6,534

(1)For the three and nine months ended September 30, 2025 and 2024, share-based compensation expense (benefit) includes expense related to the stock appreciation rights (“SARs”), which are liability classified awards.
7. NET INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(313,918)	$15,366	$(439,693)	$(65,294)
Less: Net income (loss) attributable to non-controlling interests	(148,072)	8,591	(215,162)	(36,857)
Net income (loss) attributable to GoHealth, Inc.	(165,846)	6,775	(224,531)	(28,437)
Less: Dividends accumulated on redeemable convertible preferred stock	989	923	2,917	2,722
Net income (loss) attributable to common stockholders - basic	(166,835)	5,852	(227,448)	(31,159)
Effect of dilutive securities:
Add: Dividends accumulated on redeemable convertible preferred stock	—	923	—	—
Net income (loss) attributable to common stockholders - diluted	(166,835)	6,775	(227,448)	(31,159)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	14,136	10,077	11,884	9,922
Effect of dilutive securities:
Equity awards	—	424	—	—
Redeemable convertible preferred stock	—	4,079	—	—
Weighted-average shares of Class A common stock outstanding—dilutive	14,136	14,580	11,884	9,922

Net income (loss) per share of Class A common stock—basic	$(11.80)	$0.58	$(19.14)	$(3.14)
Net income (loss) per share of Class A common stock—diluted	$(11.80)	$0.46	$(19.14)	$(3.14)
The following number of shares were excluded from the calculation of diluted income (loss) per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

	Sep. 30,
(in thousands)	2025	2024
Equity awards	3,471	2,479
Redeemable convertible preferred stock	4,113	3,989
Class B common stock	12,621	12,775
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Shares

GoHealth, Inc.	2025 Form 10-Q	19

of Series A redeemable convertible preferred stock are not participating securities as holders receive a contractual dividend. Accordingly, separate presentation of income (loss) per share of Series A redeemable convertible preferred stock under the two-class method has not been presented.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 0.2% and (0.1)%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (0.1)% and 0.2%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of both September 30, 2025 and December 31, 2024 the liability related to the Tax Receivable Agreement was $1.1 million. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
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
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2025	2024	2025	2024
Medicare Revenue
Medicare Agency Revenue
Commission Revenue(1)	$22,172	$77,868	$262,603	$228,154
Partner Marketing and Other Revenue	4,116	14,408	32,492	47,926
Total Medicare Agency Revenue	26,288	92,276	295,095	276,080
Medicare Non-Agency Revenue	610	24,532	36,592	130,573
Total Medicare Revenue	26,898	116,808	331,687	406,653
Other Revenue
Other Non-Agency Revenue	6,886	1,119	16,587	1,896
Other Agency Revenue	$402	$365	$932	$1,213
Total Other Revenue	7,288	1,484	17,519	3,109
Total Net Revenues	$34,186	$118,292	$349,206	$409,762

(1)Commission revenue excludes commissions generated from the sale of individual and family plan insurance products.

GoHealth, Inc.	2025 Form 10-Q	20

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

GoHealth, Inc.	2025 Form 10-Q	21

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

The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of September 30, 2025 and December 31, 2024 of $4.2 million and $20.9 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The $16.7 million decrease was primarily due to a decline in unbilled receivables for performance-based enrollment fees pursuant to Encompass Connect. In addition, the Company had accrued payments for revenue share as of September 30, 2025 and December 31, 2024 of $19.8 million and $29.8 million, respectively, which are recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the nine months ended September 30, 2025 compared to December 31, 2024 was primarily due to less cash received as of September 30, 2025 compared to December 31, 2024 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the three months ended September 30, 2025 and 2024, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $2.1 million and $7.6 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $49.0 million and $51.1 million, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Nine months ended Sep. 30,
(in thousands)	2025	2024
Beginning balance	$1,053,560	$911,697
Commission revenue(1)	266,946	231,479
Cash receipts	(356,544)	(336,054)
Allowance for credit loss	59	77
Acquisition of business	—	90,525
Ending balance	$964,021	$897,724
Less: Commissions receivable - current	238,947	270,383
Commissions receivable - non-current	$725,074	$627,341

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
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total net revenues for the periods indicated:

GoHealth, Inc.	2025 Form 10-Q	22

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2025	2024	2025	2024
United	33.1%	25.9%	38.6%	20.5%
Humana	27.9%	31.7%	27.3%	23.6%
Elevance Health	16.5%	18.2%	12.7%	19.5%
Colonial Penn	18.6%	0.0%	3.9%	0.0%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of September 30, 2025, one customer represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 91.5%, or $1.6 million, of the combined total. As of December 31, 2024, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 74.6%, or $17.6 million, of the combined total.
10. LEASES
The Company has entered into operating agreements with lease periods expiring between 2025 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statements of Operations:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	1,619	1,859	5,607	5,806
Short-term lease cost(1)	—	9	3	46
Variable lease cost(2)	24	55	106	326
Sublease income	(749)	(689)	(1,977)	(1,865)
Total net lease expense	$894	$1,234	$3,739	$4,313

(1)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $4.5 million in operating lease impairment charges for the three months ended September 30, 2025 and $5.3 million in operating lease impairment charges for the nine months ended September 30, 2025 which are recorded in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. There were no operating lease impairment charges for the three and nine months ended September 30, 2024. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. For the nine months ended September 30, 2025, the Company recognized $0.3 million of one-time gains from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of two of its leases during the first half of the fiscal year. The gain on lease remeasurement was recorded in general and administrative expense on the Condensed Consolidated Statements of Operations. Refer to Note 2, “Fair Value Measurements” for further details.
As of September 30, 2025, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2025	$1,980
2026	7,852
2027	7,942
2028	6,969
2029	5,948
Thereafter	14,493
Total lease payments	$45,184
Less: Imputed interest	(10,310)
Present value of lease liabilities	$34,874

GoHealth, Inc.	2025 Form 10-Q	23

Supplemental cash flow information related to leases are as follows:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,941	$2,216	$6,530	$7,659
Non-cash activity:
Operating lease assets obtained in exchange for new lease obligations(1)	$—	$1,361	$—	$1,361
Reduction in operating lease ROU assets and lease liabilities due to reassessment of lease terms	$—	$—	$1,968	$—

(1)For the three and nine months ended September 30, 2024, the Company recognized operating lease assets arising from operating leases of an acquiree.

The weighted average remaining operating lease term and discount rate are as follows:

	Sep. 30,
	2025	2024
Weighted average remaining lease term	6.0 years	6.6 years
Weighted average discount rate	9.3%	9.2%
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

On May 19, 2021, a derivative action (the “Derivative Action”) was filed in the U.S. District Court for the Northern District of Illinois, purportedly on behalf of the Company and against certain of the Company’s officers and directors. The Derivative Action alleges breaches of fiduciary duty and other claims, based on substantially the same factual allegations as those alleged in the now-resolved Securities Class Action, which had included allegations that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation. The settlement in the Securities Class Action, which was approved on May 22, 2024, did not resolve the Derivative Action. The parties have reached an agreement in principle providing for a settlement, subject to the court’s approval, of all claims that have been or could have been asserted in the Derivative Action in exchange for, among other things, certain corporate reforms to be implemented by the Company for a designated compliance period. The parties are in the process of preparing the required documentation to present to the court for its consideration and approval of the settlement.

On January 15, 2025, we were made aware that the Department of Justice (“DOJ”) filed a notice of intervention in a pending qui tam proceeding filed by private party relators under seal related to our arrangements with certain insurance health plan partners. On May 1, 2025, the DOJ filed a complaint in partial intervention (the “Complaint”) in the U.S. District Court for the District of Massachusetts intervening in the previously sealed case against multiple insurers who sponsor Medicare Advantage plans and multiple brokers those insurers appointed to sell their plans, including GoHealth. The relator, Andrew Shea, filed the original lawsuit in the U.S. District Court for the District of Massachusetts on behalf of the United States on November 2, 2021 under seal. The current matter is captioned United States of America ex rel. Andrew Shea v. eHealth, Inc., eHealth Insurance Services, Inc., CVS Health Corporation, Aetna Life Insurance Company, Aetna, Inc., Humana Inc., Elevance Health Inc., GoHealth, Inc., and SelectQuote, Inc., No. 21-CV-11777-DJC. The claims in both the Complaint, as well as the relator’s original complaint, are based on alleged violations of the False Claims Act and the Anti-Kickback Statute. Specifically, plaintiffs allege, in relevant part, that the Company was compensated and discriminated against individuals in violation of federal law. The Complaint seeks, among other things, treble damages, civil penalties and costs. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. The Company intends to vigorously defend against these allegations. All defendants filed motions to dismiss which are currently pending. While the Company feels confident in its defenses, there can be no assurance that it will prevail or that damages awarded will not be material to the results of operations or financial condition of the Company.
12. RELATED PARTY TRANSACTIONS

The Company is party to various lease agreements with 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant stockholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the three and nine months ended September 30, 2025, the Company made aggregate lease payments

GoHealth, Inc.	2025 Form 10-Q	24

of $1.3 million and $3.5 million, respectively, under these leases. For the three and nine months ended September 30, 2024, the Company made aggregate lease payments of $1.3 million and $4.3 million, respectively, under these leases.
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
14. SUBSEQUENT EVENTS

On November 3, 2025, management announced a reduction in work force which impacted approximately 487 employees. In connection with this reduction, and in compliance with the Worker Adjustment and Retraining Notification Act, for a period of two months, commencing November 3, 2025, the affected employees will be provided with notice pay based on their base salary and the expense will be recognized as incurred in the fourth quarter of 2025. There were no restructuring charges incurred relating to this workforce reduction for the three and nine months ended September 30, 2025.

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
Overview

We are a health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. For the approximately 67 million Medicare-eligible Americans, as well as the nearly 11,000 Americans becoming eligible each day, enrolling in a health insurance plan is confusing and difficult. Seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. Our high-touch consumer care team provides advice informed by consumers’ specific needs, transparency of health plan benefits and fit.

Update on Business Trends and Strategy

Consistent with our expectation, we continue to observe significant changes to the Medicare Advantage landscape. Specifically, health plans have tightened plan economics by reducing prefunded marketing spend, adjusting broker compensation structures, and eliminating or consolidating low-margin plans. In some cases, consumer-preferred plans were designated as non-commissionable. We believe that these actions reflect a clear industry shift toward retention and stability rather than broad enrollment growth and believe this trend will continue through the 2025 AEP season.

In light of these dynamics, in the third quarter of 2025 we scaled back our Medicare Advantage activity for the 2025 AEP season and continued our focus on GoHealth Protect. To preserve strategic flexibility, we have adopted and will continue to pursue a disciplined focus on retention of current customers over volume of new sales and a focus on cash preservation. This scale back is expected to continue through the 2025 AEP season in the fourth quarter and result in reduced revenues when compared to the prior year. We are pursuing initiatives aimed at reducing costs, increasing effectiveness and optimizing cash flow. As part of those initiatives, we intend to focus our efforts on a reduction in infrastructure costs, including with respect to our technology platform and underlying network infrastructures. In the third quarter of 2025, we implemented additional cash management initiatives to further reduce operating expenses and improve cash flows.

In November 2025, we issued Worker Adjustment and Retraining Notification (WARN) Act notices to approximately 487 employees in relation to a reduction in force (“RIF”) at the Company's Chicago headquarters and remote workforce around the country. This decision was made after a thorough review of market conditions, favoring conservation of capital in the near-term amidst widespread pullback in benefits and offerings across Medicare Advantage health plans.

On August 6, 2025, the Company entered into a number of strategic capital and governance actions intended to enhance the Company’s financial flexibility, long-term positioning, and value for stockholders, as well as allowing for the pursuit of strategic alternatives, such as consolidation in a fragmented broker landscape. In furtherance of this effort, the Board of Directors established a new board-level committee called the “Transformation Committee,” which has the exclusive power and authority to review, formulate and negotiate, and recommend to the Board of Directors for approval, various strategic alternatives, including, among others, refinancings, securitizations, mergers, acquisitions or restructurings.

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

GoHealth, Inc.	2025 Form 10-Q	26

by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2025 was 47.2% and 51.5%, respectively. The non-controlling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2024 was 55.9% and 56.3%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of September 30, 2025, is as follows:
The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 5, “Stockholders' Equity (Deficit)” of the Notes to the Condensed Consolidated Financial Statements.
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

GoHealth, Inc.	2025 Form 10-Q	27

Results of Operations
The following is our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(in thousands)	2025	2024	2025	2024
Net revenues	34,186	118,292	349,206	409,762
Operating expenses:
Revenue share	20,095	19,683	91,777	78,376
Marketing and advertising	17,471	45,270	112,937	136,049
Consumer care and enrollment	17,201	45,556	95,119	132,731
Technology	9,970	9,801	27,220	28,921
General and administrative	27,689	17,140	72,284	50,457
Amortization of intangible assets	23,514	23,514	70,542	70,542
Indefinite and long-lived asset impairment charges	206,163	—	259,961	—
Total operating expenses	322,103	160,964	729,840	497,076
Income (loss) from operations	(287,917)	(42,672)	(380,634)	(87,314)
Interest expense	24,762	19,086	57,661	55,133
Loss on extinguishment of debt	1,655	—	1,655	—
Gain on bargain purchase	—	(77,363)	—	(77,363)
Other (income) expense, net	70	250	(520)	332
Income (loss) before income taxes	(314,404)	15,355	(439,430)	(65,416)
Income tax (benefit) expense	(486)	(11)	263	(122)
Net income (loss)	(313,918)	15,366	(439,693)	(65,294)
Net income (loss) attributable to non-controlling interests	(148,072)	8,591	(215,162)	(36,857)
Net income (loss) attributable to GoHealth, Inc.	$(165,846)	$6,775	$(224,531)	$(28,437)
Non-GAAP financial measures:
EBITDA	$(262,620)	$60,860	$(302,073)	$68,679
Adjusted EBITDA	$(47,090)	$(12,106)	$(16,325)	$2,479
Net Income (Loss) Margin	(918.3)%	13.0%	(125.9)%	(15.9)%
Adjusted EBITDA Margin	(137.7)%	(10.2)%	(4.7)%	0.6%
The following is our net revenues for the three and nine months ended September 30, 2025 and 2024:

Net revenues	Three months ended Sep. 30,
	2025	2024	$ Change	% Change
	$34,186	$118,292	$(84,106)	(71.1)%

	Nine months ended Sep. 30,
	2025	2024	$ Change	% Change
	$349,206	$409,762	$(60,556)	(14.8)%
The decrease for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to the scale back of our Medicare Advantage activity in response to tightening health plan economics, partially offset by the launch of GoHealth Protect during the second quarter of 2025. The decrease for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to the scale back of our Medicare Advantage activity in response to tightening health plan economics and a higher proportion of agency revenue compared to non-agency revenue due to changes in carrier mix within the non-agency channel, consumer needs and market dynamics. The decrease was partially offset by the launch of GoHealth Protect during the second quarter of 2025.
The following are our key components of operating expenses and results thereof for the three and nine months ended September 30, 2025 and 2024:

GoHealth, Inc.	2025 Form 10-Q	28

Revenue share	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$20,095	$19,683	$412	2.1%	58.8%	16.6%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$91,777	$78,376	$13,401	17.1%	26.3%	19.1%
The increases for the three and nine months ended September 30, 2025 compared to the prior year periods were primarily attributable to an increase in Submissions generated by our external agents, which increased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners. During the second quarter of 2025, we ended our vConnect program, which enabled our external agents to support enrollment and engagement activities through the non-agency channel. As such, beginning in the second quarter of 2025 our external agents enroll beneficiaries solely through the agency channel.

Marketing and advertising expense	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$17,471	$45,270	$(27,799)	(61.4)%	51.1%	38.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$112,937	$136,049	$(23,112)	(17.0)%	32.3%	33.2%
The decrease for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend during the quarter, reflecting our decision to scale back our Medicare Advantage activity. The decrease for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend during the second and third quarters, reflecting our deliberate decision to scale back our Medicare Advantage activity and shift in focus to the launch of GoHealth Protect, partially offset by an increase in our marketing and advertising spend to generate more qualified prospects during the first quarter of 2025.

Consumer care and enrollment	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$17,201	$45,556	$(28,355)	(62.2)%	50.3%	38.5%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$95,119	$132,731	$(37,612)	(28.3)%	27.2%	32.4%
The decreases for the three and nine months ended September 30, 2025 compared to the prior year periods were primarily attributable to a reduced agent headcount, partially offset by an increased agent headcount associated with the e-TeleQuote acquisition.

Technology expense	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$9,970	$9,801	$169	1.7%	29.2%	8.3%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$27,220	$28,921	$(1,701)	(5.9)%	7.8%	7.1%
The slight increase for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to increases in depreciation and amortization expense and capitalized labor costs, partially offset by a decreased headcount in our technology support functions. The decrease for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to decreased headcount in our technology support functions.

GoHealth, Inc.	2025 Form 10-Q	29

General and administrative expense	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	27,689	$17,140	$10,549	61.5%	81.0%	14.5%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$72,284	$50,457	$21,827	43.3%	20.7%	12.3%
The increases for the three and nine months ended September 30, 2025 compared to the prior year periods were primarily attributable to increases in expense related to legal and professional fees.

Amortization of intangible assets	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	23,514	$23,514	$—	—%	68.8%	19.9%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$70,542	$70,542	$—	—%	20.2%	17.2%
Amortization of intangible assets expense was $23.5 million for both the three months ended September 30, 2025 and 2024 and $70.5 million for both the nine months ended September 30, 2025 and 2024. Amortization of intangible assets expense relates to the amortization of developed technology and customer relationships.

Indefinite and long-lived asset impairment charges	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$206,163	$—	$206,163	NM	603.1%	—%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	259,961	$—	$259,961	NM	74.4%	—%
NM = Not meaningful

During the three months ended September 30, 2025, the Company determined that the fair value of its indefinite-lived trade names and long-lived assets were impaired because of reduced forecasted cash flows under our updated business plan. As a result, the Company recorded intangible asset impairment charges of $206.2 million and $260.0 million for the three and nine months ended September 30, 2025, respectively, to write down the carrying values of the indefinite-lived trade names and definite-lived amortizable intangible assets to zero. The Company also recorded impairment charges related to capitalized software, property and equipment of $22.7 million for the three and nine months ended September 30, 2025 and impairment charges related to right-of-use assets of $4.5 million and $5.3 million for the three and nine months ended September 30, 2025, respectively.

Interest expense	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	24,762	$19,086	$5,676	29.7%	72.4%	16.1%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$57,661	$55,133	$2,528	4.6%	16.5%	13.5%
The increases for the three and nine months ended September 30, 2025 compared to the prior year period was primarily attributable to higher interest rates on our Existing Term Loan Facilities as well as an increase in our outstanding borrowings.

GoHealth, Inc.	2025 Form 10-Q	30

Loss on extinguishment of debt	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	1,655	$—	$1,655	NM	4.8%	—%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$1,655	$—	$1,655	NM	0.5%	—%
We recognized a loss on extinguishment of debt of $1.7 million for the three and nine months ended September 30, 2025 pursuant to the Company’s entry into Amendment No. 14 to the Existing Credit Agreement and the Superpriority Credit Agreement.

Gain on bargain purchase	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	—	$(77,363)	$77,363	(100.0)%	—%	(65.4)%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$—	$(77,363)	$77,363	(100.0)%	—%	(18.9)%
We recognized a gain on bargain purchase of $77.4 million for both the three and nine months ended September 30, 2024 related to the e-TeleQuote acquisition. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred.

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

GoHealth, Inc.	2025 Form 10-Q	31

	Three months ended Sep. 30,		Nine months ended Sep. 30,
Non-GAAP Financial Measures	2025	2024	2025	2024
Net revenues	$34,186	$118,292	$349,206	$409,762
Net income (loss)	(313,918)	15,366	(439,693)	(65,294)
Interest expense	24,762	19,086	57,661	55,133
Income tax expense (benefit)	(486)	(11)	263	(122)
Depreciation and amortization expense	27,022	26,419	79,696	78,962
EBITDA	(262,620)	60,860	(302,073)	68,679
Indefinite and long-lived asset impairment charges(1)	206,163	—	259,675	—
Loss on extinguishment of debt(2)	1,655	—	1,655	—
Share-based compensation expense (benefit)(3)	3,496	2,859	6,164	6,534
Professional services(4)	3,327	818	10,708	818
Legal fees(5)	889	654	3,731	1,331
Severance costs(6)	—	66	3,815	2,480
Gain on bargain purchase(7)	—	(77,363)	—	(77,363)
Adjusted EBITDA	$(47,090)	$(12,106)	$(16,325)	$2,479
Net Income (Loss) Margin	(918.3)%	13.0%	(125.9)%	(15.9)%
Adjusted EBITDA Margin	(137.7)%	(10.2)%	(4.7)%	0.6%

(1)Represents indefinite-lived intangible asset, definite-lived intangible asset, capitalized software and other long-lived asset impairment charges for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2025, the amount includes gains of $0.3 million from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of leases during the first half of the fiscal year. For more information, refer to Note 10, Leases.
(2)Represents the loss on debt extinguishment related to entry into Amendment No. 14 to the Existing Credit Agreement and the Superpriority Credit Agreement. For more information, refer to Note 4, Long-Term Debt.
(3)Represents non-cash share-based compensation expense (benefit) relating to equity awards as well as share-based compensation expense (benefit) relating to liability classified awards that will be settled in cash.
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
(7)Represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred related to the acquisition of e-TeleQuote during the three months ended September 30, 2024.

Adjusted EBITDA	Three months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$(47,090)	$(12,106)	$(34,984)	289.0%	(137.7)%	(10.2)%

	Nine months ended Sep. 30,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$(16,325)	$2,479	$(18,804)	(758.5)%	(4.7)%	0.6%

The decrease for the three months ended September 30, 2025 compared to the prior year period was primarily due to a decrease in net revenues related to a deliberate decision to scale back our Medicare Advantage activity, partially offset by a reduction in marketing and advertising and consumer care and enrollment expenses. The decrease for the nine months ended September 30, 2025 compared to the prior year period was primarily due to a decrease in net revenues, partially offset by improved operating efficiencies enabled by agent productivity, targeted marketing and enhancements in our proprietary technology during the first half of the fiscal year.

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

The following are our Submissions, Sales per Submission and Direct Operating Cost per Submission for the periods presented:

GoHealth, Inc.	2025 Form 10-Q	32

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2025	2024	2025	2024
Submissions	72,183	166,195	516,286	534,737
Sales per Submission	$461	$702	669	$761
Direct Operating Cost per Submission	$756	$663	579	$647

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

The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Sep. 30,
	2025	2024	Change	% Change
	72,183	166,195	(94,012)	(56.6)%

	Nine months ended Sep. 30,
	2025	2024	Change	% Change
	516,286	534,737	(18,451)	(3.5)%
The decrease for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to a decrease in Submissions generated by GoHealth’s internal network of agents, partially offset by the ramp up of GoHealth Protect since its launch during the second quarter of 2025. The decrease for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to a decrease in Submissions generated by GoHealth’s internal network of agents. The decrease was partially offset by an increase in Submissions generated by our external agents, an increased agent headcount as a result of the e-TeleQuote acquisition and the launch of GoHealth Protect during the second quarter of 2025.

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

GoHealth, Inc.	2025 Form 10-Q	33

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

The following table presents the Sales per Submission for the periods presented:

Sales per Submission	Three months ended Sep. 30,
	2025	2024	$ Change	% Change
	$461	$702	$(241)	(34.3)%

	Nine months ended Sep. 30,
	2025	2024	$ Change	% Change
	$669	$761	$(92)	(12.1)%
The decreases for the three and nine months ended September 30, 2025 compared to the prior year periods were primarily attributable to the shift in focus to GoHealth Protect. The guaranteed acceptance life insurance product produces lower revenues on a per-submission basis compared to Medicare products. The decreases were also attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel.
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

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost per Submission	Three months ended Sep. 30,
	2025	2024	$ Change	% Change
	$756	$663	$93	14.0%

	Nine months ended Sep. 30,
	2025	2024	$ Change	% Change
	$579	$647	$(68)	(10.5)%
The increase in Direct Operating Cost per Submission for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to an increase in the proportionate share of Submissions by external agents generated by GoHealth’s external network of agents compared to internal agents, partially offset by a decrease in consumer care and enrollment and marketing expenses. The decrease in Direct Operating Cost per Submission for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to improvements in agent productivity through enhanced training programs and investments in our technology during the first half of the year. Our continued focus on Direct

GoHealth, Inc.	2025 Form 10-Q	34

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
The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2025	2024	2025	2024
Direct Operating Cost of Submission	$54,547	$110,245	$299,036	$346,112
Sales/Direct Operating Cost of Submission	0.6	1.1	1.2	1.2
The decrease in Direct Operating Cost of Submission for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to decreases in marketing and advertising expenses, consumer care and enrollment expenses and revenue share. The decrease in Direct Operating Cost of Submission for the nine months ended September 30, 2025 compared to the prior year period was primarily attributable to decreases in marketing and advertising and consumer care and enrollment expenses, partially offset by an increase in revenue share. The decrease in Sales/Direct Operating Cost of Submission for the three months ended September 30, 2025 compared to the prior year period was primarily attributable to the shift in focus to GoHealth Protect. The guaranteed acceptance life insurance product produces lower revenues on a per-Submission basis compared to Medicare products. The decrease was also attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel. Sales/Direct Operating Cost of Submission was flat for the nine months ended September 30, 2025 compared to the prior year period as GoHealth Protect contributed to a larger mix of total Submissions.
Liquidity and Capital Resources
Overview

Our liquidity needs primarily include working capital and debt service requirements, including ongoing cash interest payments related to its outstanding borrowings. At September 30, 2025, cash and cash equivalents totaled $32.1 million. Short-term liquidity needs will primarily be funded through cash from operating activities, cash and cash equivalents, and the proceeds from, and delayed drawings available under, the Superpriority New Money Term Loans. In connection with the filing of this Quarterly Report on Form 10-Q, management assessed known events, trends, commitments, and uncertainties. Based on its evaluation, and following the entry into the Superpriority Credit Agreement and Amendment No. 14, management believes the Company’s current sources of liquidity will be sufficient to meet its projected operating requirements and debt obligations for the twelve months from the date of this Quarterly Report on Form 10-Q.

However, our liquidity condition may deteriorate and/or we may be unable to comply with the financial covenants under our debt agreements, including the minimum liquidity covenant in the Superpriority Credit Agreement. In the event we are unable to satisfy our financial covenants, our lenders may not waive compliance and could elect to declare a default or event of default and accelerate the repayment of our borrowings. To mitigate these uncertainties, management has implemented and is actively pursuing several strategic and operational initiatives, including seeking strategic integration or consolidation opportunities, and further cost reduction and other cash management efforts. Management believes these mitigating initiatives will be executed successfully, however, they cannot assure that they will be able to implement these plans. See Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s going concern assessment.

The following table presents a summary of cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended Sep. 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(82,873)	$(36,211)
Net cash provided by (used in) investing activities	(8,248)	6,025
Net cash provided by (used in) financing activities	82,087	(25,064)
Operating Activities

GoHealth, Inc.	2025 Form 10-Q	35

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
Net cash used in operating activities was $82.9 million for the nine months ended September 30, 2025, compared to $36.2 million for the nine months ended September 30, 2024. The $46.7 million increase in net cash used was primarily driven by an increase in net loss of $374.4 million and a decrease in cash from working capital components from accrued liabilities of $16.2 million, commissions receivable of $15.0 million, deferred revenue of $14.8 million and prepaid expenses and other assets of $10.3 million. The increase in net cash used was partially offset by non-cash items including long-lived asset impairment charges of $260.0 million, a gain on bargain purchase of $77.4 million, accrued interest payable in-kind of $27.3 million, loss on extinguishment of debt of $1.7 million as well as net cash from working capital components from accounts receivable of $9.0 million, other liabilities of $6.2 million and commissions payable of $2.4 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $8.2 million, compared to net cash provided by investing activities for the nine months ended September 30, 2024 of $6.0 million. The $14.3 million increase in net cash used was primarily driven by the acquisition of e-TeleQuote during the three months ended September 30, 2024.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $82.1 million, compared to net cash used in financing activities for the nine months ended September 30, 2024 of $25.1 million. The $107.2 million increase in net cash provided was primarily driven by an increase in proceeds from our Class A Revolving Credit Facility and New Money Term Loans and a decrease in repayment of borrowings on our Existing Term Loans.

Credit Facilities

As of September 30, 2025 and December 31, 2024, the Borrower had a principal amount of $501.7 million and $475.0 million outstanding under the Existing Term Loan Facility, respectively. The effective interest rate of the Existing Term Loan Facility was 15.5% and 12.06% as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Borrower had a principal amount of $56.3 million outstanding under the Class A Loans with an effective interest rate of 15.5%. As of December 31, 2024, the Company had a principal amount of $30.0 million outstanding under the Class A Revolving Credit Facility and a remaining capacity of $58.5 million. As of December 31, 2024, the Company had no amounts outstanding and a remaining capacity of $35.0 million under the Class A-1 Revolving Credit Facility. Following the entry into Amendment No. 14, revolving commitments under the Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility were terminated and amounts repaid or prepaid in respect to the Class A Loans may not be reborrowed.

As of September 30, 2025, the Borrower had a principal amount of $43.5 million and $35.0 million outstanding under the New Money Term Loans and Roll-Up Term Loans, respectively. The effective interest rate of the New Money Term Loans and Roll-Up Term Loans was 25.60% as of September 30, 2025.

See Note 4, “Long-Term Debt” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Term Loan Facilities and Revolving Credit Facilities.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted and not yet adopted, see Part 1, Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates

GoHealth, Inc.	2025 Form 10-Q	36

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report on Form 10-K. Except as discussed below, during the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report on Form 10-K.
Intangible Assets

The Company recorded long-lived asset impairment charges of $206.2 million and $260.0 million during the three and nine months ended September 30, 2025, respectively, which are included in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations.
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $4.5 million in operating lease impairment charges for the three months ended September 30, 2025 and $5.3 million in operating lease impairment charges for the nine months ended September 30, 2025 which are recorded in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. There were no operating lease impairment charges for the three and nine months ended September 30, 2024. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

During the three months ended September 30, 2025 the Company identified indicators of impairment related to its indefinite-lived intangible assets and long-lived assets, primarily related to revised long-term forecasts, reflecting the Company’s intentional pullback on Medicare Advantage activity in response to tightening health plan economics such as a reduction in the number of marketable and/or commissionable plans offered by health plan partners. The revised forecasts led to a reduction in the projected future cash flows associated with the Company’s trade name, developed technology and customer relationships and other long-lived assets, triggering an interim impairment assessment. The Company first tested its indefinite-lived trade name intangible asset. The revised forecast led to a reduction in the projected future cash flows associated with the trade name resulting in a $20.0 million and $73.0 million impairment charge for the three and nine months ended September 30, 2025, respectively, which are included in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. The Company also tested its long-lived assets for impairment by first performing a recoverability test, comparing projected undiscounted cash from the use and eventual disposition of the asset group to its carrying value. The recoverability test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the Company’s asset group. The Company then compared the fair value of the asset group to its carrying value to measure the amount of impairment to record. The impairment charge was then allocated to individual long-lived assets in accordance with ASC 360. As a result, the Company recorded intangible asset impairment charges of $159.0 million for the three and nine months ended September 30, 2025 to write down the carrying value of its definite-lived amortizable intangible assets to zero. The Company also recorded impairment charges related to capitalized software, property and equipment of $22.7 million for the three and nine months ended September 30, 2025.

Determination of fair value of the trade name involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered a level 3 input in the fair value hierarchy. Determination of the fair value of other long-lived assets involves utilizing the income approach which contains significant estimates and assumptions about forecasted revenue, expenses, and discount rates. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.

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

GoHealth, Inc.	2025 Form 10-Q	37

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting
On September 30, 2024 we completed the acquisition of e-TeleQuote. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded e-TeleQuote from our evaluation for the quarter ended September 30, 2025.
Other than the foregoing, there were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2025 Form 10-Q	38

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

In addition, with respect to the Medicare Supplement plans we sell, health plan partners periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in health plan partners’ underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our platform, which could negatively impact our revenue. Health plan partners may also change benefit offerings or increase premiums on certain products to a significant degree which could result in the loss of beneficiaries for which we are the broker of record.

In the ordinary course of business, the set of health plan partners represented on our platform fluctuates, with health plan partners regularly being added or removed based on various factors such as consumer preferences, market conditions, health plan partner performance, distribution strategies or decisions to exit certain products or markets, the costs of supporting certain health plan partners and the health plan partners’ willingness or desire to work with us. We may decide to terminate our relationship with a health plan partner for a number of reasons and the termination of our relationship with a health plan partner could reduce the variety of insurance products we distribute. In connection with such a termination, we would lose a source of commissions for future sales, and, in a limited number of cases, future commissions for past sales. Our business could also be harmed if we fail to develop new health plan partner relationships or offer consumers a wide variety of insurance products. We and our health plan partners continuously reassess our partnerships and business objectives, and health plan partners that are removed from our platform may be added back in the future, which has in the past and may in the future impact our revenue and financial condition.

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

GoHealth, Inc.	2025 Form 10-Q	39

Health plan partners may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform, which could harm our business, operating results and financial condition.

Our commission rates from health plan partners are either set by each health plan partner or negotiated between us and each health plan partner. The commission rates we are paid are, for any given plan for a given consumer, based on a number of factors, including the health plan partners offering those plans, the state of residence of consumers, the laws and regulations in the jurisdictions where the consumer is located and the consumer’s previous Medicare enrollment history (if any). Health plan partners have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the commissions paid on certain plans (if at all) or the contractual relationships we have with them, including in certain instances by unilateral amendment of our contracts relating to commission rates or otherwise. CMS may again in the future directly or indirectly implement rules designed to reduce or eliminate agent and broker compensation. For example, CMS could reduce the amount paid by CMS to Medicare Advantage plans or change the regulations and/or timelines applicable to the Medicare Advantage program, which could result in decreased commission rates or reduce health plan partner participation in the Medicare Advantage program. Changes of this nature could result in reduced commissions, or could impact our relationships with such health plan partners and potentially lead to contract termination. Because revenue in the Medicare segments is concentrated in a relatively small number of health plan partners, we are particularly vulnerable to changes in commission rates and changes in the competitiveness of our health plan partners’ Medicare products.

Acquisitions of other businesses or technologies could disrupt and harm our business, operating results and financial condition.

We have in the past acquired businesses and in the future may decide to acquire other businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Further, as announced on August 6, 2025, the Company entered into a number of strategic capital and governance actions intended to enhance the Company’s financial flexibility, long-term positioning, and value for stockholders, as well as allowing for the pursuit of potential strategic alternatives, which may include, among others, refinancings, securitizations, mergers, acquisitions or restructurings.

Mergers, acquisitions or other potential strategic alternatives could require significant capital infusions and could involve many risks, including the following:

•a strategic alternative may negatively impact our results of operations because it will require us to incur transaction expenses, and after the transaction, may require us to incur charges and substantial debt or liabilities, may require the amortization, write down or impairment of amounts related to goodwill and other intangible assets, or may cause adverse tax consequences or substantial depreciation charges;
•a strategic alternative undertaken for strategic business purposes may negatively impact our results of operations;
•we may encounter difficulties in assimilating and integrating the business, technologies, products, personnel or operations of companies that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition or other potential strategic alternative may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the strategic alternative lacked these controls, procedures and policies;
•the acquired businesses may have unexpected liabilities that we will be forced to assume;
•the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results; and
•acquisitions or other potential strategic alternatives may involve the entry into geographic or business markets in which we have little or no prior experience, such as our acquisition of Creatix, which had operations in Slovakia.

We may not be able to identify or consummate any future potential strategic alternative on favorable terms, or at all. If we do pursue an acquisition or other potential strategic alternative, it is possible that we may not realize the anticipated benefits from the transaction or that the financial markets or investors will negatively view the transaction. Even if we successfully complete an acquisition or strategic alternative, it could harm our business, operating results and financial condition.

We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives.

We are pursuing initiatives to reduce costs, increase effectiveness and optimize cash flow. As part of those initiatives, we intend to focus our efforts on a reduction in infrastructure costs, including with respect to our technology platform and underlying network infrastructures, which may have a negative impact on our business. Starting in the third quarter of 2025, management implemented cash management initiatives to further reduce operating expenses and improve cash flows including a reduction in force during the fourth quarter of 2025, impacting approximately 487 employees. Implementation of additional cash management initiatives, including the reduction in force, may adversely affect employee morale, our culture, and our ability to attract and retain employees.

GoHealth, Inc.	2025 Form 10-Q	40

We may not realize all of the anticipated cost savings or other benefits from such initiatives, and the initiatives have had and may continue to have other effects, such as a reduction in revenue. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation of the initiatives may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and consumers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans could adversely affect our business, financial condition or results of operations.

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

Sales of a substantial number of shares of our Class A common stock in the public market could cause our stock price to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Equity Securities

GoHealth, Inc.	2025 Form 10-Q	41

On August 6, 2025, as consideration for, and as a condition to, the lenders’ entry into Amendment No. 14, the Company issued to lenders an aggregate of 4,766,219 shares of Class A common stock. This issuance was reported in the Company’s Current Report on Form 8-K filed on August 7, 2025. Pursuant to a Registration Rights Agreement among the Company and the Subscribers (as amended), the Subscribers are entitled to certain customary registration rights with respect to the shares issued to them.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2025 Form 10-Q	42

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

10.1#	GoHealth, Inc. Second Amended and Restated 2020 Incentive Award Plan	S-8	333-288761	99.1	7/18/2025
10.2	Amendment No. 14 to Credit Agreement, dated as of August 6, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (including Annex A which is a conformed version of the Credit Agreement).	8-K	001-39390	10.2	8/7/2025
10.3	Superpriority Senior Secured Credit Agreement, dated as of August 6, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent.	8-K	001-39390	10.1	8/7/2025
10.4	Registration Rights Agreement, dated as of August 27, 2025, by and among GoHealth, Inc. and each of the persons identified therein.					*
10.5	Amendment to Registration Rights Agreement, dated as of October 13, 2025, by and among GoHealth, Inc. and each of the persons identified therein.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

GoHealth, Inc.	2025 Form 10-Q	43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	November 14, 2025	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2025	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2025 Form 10-Q	44