Form 10-K
period 2025-12-31
GoHealth, Inc.
filed 2026-03-31
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its shares (based on a closing price of $5.55 per share) held by non-affiliates was $32.9 million.
As of March 24, 2026, the registrant had 16,225,250 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,620,884 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Company’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1.	BUSINESS	5
ITEM 1A.	RISK FACTORS	13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	44
ITEM 1C.	CYBERSECURITY	44
ITEM 2.	PROPERTIES	45
ITEM 3.	LEGAL PROCEEDINGS	45
ITEM 4.	MINE SAFETY DISCLOSURES	45
	INFORMATION ABOUT OUR EXECUTIVE OFFICERS	45

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	47
ITEM 6.	[RESERVED]	47
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	62
	CONSOLIDATED STATEMENTS OF OPERATIONS	64
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	65
	CONSOLIDATED BALANCE SHEETS	66
	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	67
	CONSOLIDATED STATEMENTS OF CASH FLOWS	69
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	70

The report of GoHealth Inc.’s independent registered public accounting firm (PCAOB ID:42) with respect to the above-referenced financial statements are included in Item 8 of this Annual Report on Form 10-K at the page number referenced herein. Their consent appears as Exhibit 23.1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	99
ITEM 9A.	CONTROLS AND PROCEDURES	99
ITEM 9B.	OTHER INFORMATION	99
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	99

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	100
ITEM 11.	EXECUTIVE COMPENSATION	100
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	100
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	100
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	100

PART IV
ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES	101
ITEM 16.	FORM 10-K SUMMARY	104
	SIGNATURES	105

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our liquidity, future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, our pursuit of strategic alternatives and other shifts in our strategy, health plans’ respective decisions related to plan offerings and associated compensation for broker services, our expected growth, future capital expenditures, debt service obligations, future ability to continue as a going concern, adoption and use of artificial intelligence technologies, and the impact on our business from regulatory changes, are forward-looking statements.

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

GoHealth, Inc.	2025 Form 10-K	1

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
•Our liquidity position previously raised, and may in the future raise, substantial doubt about our ability to continue as a going concern;
•The amount of our indebtedness and our limited liquidity may materially limit our ability to operate our business and finance our future operations or capital needs;
•Restrictions contained in our Credit Facilities impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition;
•Our operating results may be adversely impacted by factors that impact our estimate of LTV;

GoHealth, Inc.	2025 Form 10-K	2

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
•Our growing use of artificial intelligence and machine learning may present additional risks, including risks associated with algorithm development or use, the tools and data sets used, and an uncertain regulatory environment;
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

GoHealth, Inc.	2025 Form 10-K	3

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
◦“Sales per Submission” is an operating metric that represents the average performance of Submissions generated during a reporting period. Sales per Submission measures revenues only from the Submissions generated in the period and excludes items that are unrelated to such Submissions, including any impact of revenue adjustments recorded in the period, but relating to performance obligations satisfied in prior periods. Sales per Submission equals (x) the sum of (i) Medicare agency revenues, comprised of the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product, as well as partner marketing and other revenue and (ii) Medicare non-agency revenues, comprised of the enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, and (iii) revenues from GoHealth Protect, divided by (y) the number of Submissions generated for such period.
◦“Submission” refers to either (i) a completed Medicare application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, (ii) a transfer by our agent to the health plan partner through the Encompass operating model during the indicated period, or (iii) a completed GoHealth Protect application with our licensed agent that is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner during the indicated period.

Sales per Submission and Direct Operating Cost per Submission are key operating metrics used by management to understand the Company’s underlying financial performance and trends. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GoHealth, Inc.	2025 Form 10-K	4

Part I
ITEM 1. BUSINESS
Overview

GoHealth is a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, we believe we are uniquely positioned as a trusted partner to the 68.0 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult, and seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. GoHealth partners with health plans that provide access to high-quality health plans across all 50 states and the District of Columbia.

GoHealth offers Medicare plans, including, but not limited to, Medicare Advantage, Medicare Supplement and prescription drug plans. Our proprietary technology platform integrates artificial intelligence and modern machine-learning algorithms, powered by over two decades of insurance purchasing behavior, to reimagine the process of matching a health plan to a consumer’s specific needs. GoHealth’s unbiased, technology-driven marketplace coupled with highly skilled licensed agents has facilitated the enrollment of millions of consumers in Medicare plans since our inception. Health plan partners benefit from the GoHealth platform by gaining access to the large and rapidly growing Medicare-eligible population. GoHealth believes health plan partners utilize its large-scale data, technology and efficient marketing processes to maximize scale and reduce their cost of submission, compared to health plan partner-employed agent workforces.

GoHealth believes our streamlined, consumer-centric Encompass operating model drives both high-quality enrollments and a strong consumer experience. We strive to be a trusted, high-quality enrollment partner for both consumers and health plan partners.

GoHealth’s focus is on Medicare products, which enables us to capitalize on:
•Strong demographic trends, with Medicare enrollment expected to grow from approximately 63 million individuals in 2020 to just over 93 million individuals in 2060;
•The increasing proportion of the Medicare-eligible population that is choosing commercial insurance solutions, with 54% of Medicare beneficiaries, or approximately 34.0 million people, enrolled in Medicare Advantage plans in 2025, up from 42% in 2020.
•Health plan partners’ historic reliance on a traditional field agent driven sales process, which lacks transparency, choice and convenience. Digitally-enabled and technology-driven marketplaces like GoHealth's are disrupting this outdated approach. In 2022, only about one in three Medicare beneficiaries, regardless of coverage, used traditional insurance brokers or agents to choose a plan.
•The increasing proportion of the Medicare-eligible population adopting digitally-enabled solutions, with 90% of adults ages 65 and older using the internet in 2025 compared to 57% in 2014.

In 2025, insurers offering Medicare Advantage plans faced ongoing disruptions affecting their financial performance, driven by rising medical costs and regulatory pressures. These disruptions led carriers to scale back on Medicare Advantage by implementing significant changes to their plans, including benefit modifications, premium adjustments, plan cancellations, and market exits.Carriers are increasingly prioritizing profitability over membership growth, focusing on plan quality, member retention, and overall consumer experience. We believe this retrenchment will continue into 2026. We see our choice model as a valuable tool for matching consumers with appropriate coverage through our carrier-agnostic platform, supported by the strength of our brand and strong relationships with carrier partners.

GoHealth also offers enrollment related services through GoHealth Protect, a suite of products to cover unexpected life events, including guaranteed acceptance life insurance.
Our Business Model
Our Process
Our Encompass operating model drives a high-quality enrollment experience:

GoHealth, Inc.	2025 Form 10-K	5

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

GoHealth, through GoHealth Protect, also offers products that cover unexpected life events, including guaranteed acceptance life insurance.

Our Market and Trends Impacting the Industry

GoHealth, Inc.	2025 Form 10-K	6

Our focus on Medicare Advantage products has enabled us to disrupt the traditional Medicare Advantage broker model and capitalize on Medicare market trends. We believe the growth of the number of Medicare-eligible consumers and increased penetration of Medicare Advantage will lead to increased Submissions for marketplaces such as ours in the future.

Consistent with our expectation, we continue to observe significant changes to the Medicare Advantage landscape. Specifically, health plans have tightened plan economics by reducing or eliminating prefunded marketing spend, adjusting broker compensation structures, and eliminating or consolidating low-margin plans. In some cases, consumer preferred plans have been designated as non-commissionable. We believe that these actions reflect a clear industry shift toward retention and stability rather than broad enrollment growth. We believe this shift will persist into 2026, though the long-term growth outlook of the Medicare Advantage market remains strong.
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
In addition to the growth in Medicare enrollment, we expect the interest of Medicare-eligible consumers in private Medicare plans will continue to increase. In 2025, approximately 34 million Medicare beneficiaries were enrolled in a Medicare Advantage plan, representing more than half, or 54%, of the eligible Medicare population. The Congressional Budget Office had projected that the share of Medicare beneficiaries enrolled in Medicare Advantage plans will rise to 64% by 2034. Compared to traditional Medicare, Medicare Advantage enrollees typically have lower annual healthcare costs and access to greater benefits. Consumers are choosing Medicare Advantage plans given their greater ability to cover total out-of-pocket expenses and their rich supplemental benefits (such as dental, vision, hearing and more).

The growth in Medicare-eligible seniors and growing interest in private Medicare plans has led to an increase in plan choices. In addition to the increase in plan choices, the differences between health insurance plans have increased significantly. In 2019, the Centers for Medicare and Medicaid Services (“CMS”) eliminated the meaningful difference requirement to improve competition, innovation and available benefit offerings and provide consumers with affordable health insurance plans that are tailored to a consumer’s specific healthcare needs and financial situation. The types of supplemental benefits that health plans cover increased in recent years and now cover transportation assistance, meal benefits, in-home support, telemonitoring, and caregiver support, among others. This growth in plan choices makes education and assistance with plan selection more important for consumers and allows health plan partners to target specific Medicare Advantage plans with packages of benefits designed to be attractive to different segments of Medicare consumers. Marketplaces such as ours help educate consumers, and assist them in making informed plan choices. In addition, we micro-target our marketing to specific audiences with the most to gain, enabling growth for the most differentiated health insurance plans. This precise marketing is more difficult for traditional radio or television-based marketing channels.

Given these factors, during the third quarter of 2025, we reduced our Medicare Advantage activities for the 2025 AEP season and continued to focus on GoHealth Protect. To maintain strategic flexibility, we have adopted and will continue to operate under a disciplined approach that prioritizes cash preservation and emphasizes retaining existing customers rather than increasing new sales. This reduction continued through the fourth quarter of the 2025 AEP season contributing to lower revenues compared to the prior year. During this period, we focused our efforts on implementing initiatives to reduce costs, boost efficiency, and optimize cash flow. As part of these efforts, our focus has been on reducing infrastructure expenses, including costs related to our technology platform and underlying network infrastructure, a workforce reduction and pursuing cash management initiatives to further lower operating expenses and enhance cash flow.

In addition to these operational measures, the Company undertook several strategic capital and governance measures aimed at improving the Company’s financial flexibility, long-term positioning, and shareholder value, while also enabling the exploration of strategic alternatives, such as consolidation, in a fragmented broker industry. To support this strategy, the Board of Directors created a new committee called the “Transformation Committee,” which has exclusive power and authority to review, develop, negotiate, and recommend to the Board of Directors for approval, various strategic alternatives, including among others, refinancings, securitizations, mergers, acquisitions, and restructurings.
Our Health Plan Partner Relationships
We maintain longstanding integrated relationships with several leading health plan partners in the U.S., who have some of the industry’s most widely recognizable brands. For the twelve months ended December 31, 2025, 2024, and 2023, the primary health plan partners that we served were United, Humana, Elevance, Aetna and Centene. These relationships have resulted in strong health plan retention rates. We typically enter into contractual agency relationships with health plan partners that are non-exclusive and terminable on short notice by either party for any reason. Health plan partners often have the ability to terminate or amend our agreements unilaterally on short notice, including provisions in our agreements relating to our commission rates.
We believe health plan partners see our method of acquiring consumers as scalable and efficient and, ultimately, as cost-advantageous compared to their own models, and provide us, in some cases, with marketing development funding. The health

GoHealth, Inc.	2025 Form 10-K	7

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
Our Technology
Throughout the past two decades, we have consistently invested in our technology, artificial intelligence (“AI”) and business processes to enroll consumers in health plans while helping health plan partners scale their product and plan offerings. Our platform utilizes proprietary technologies, AI capabilities, data feedback, efficient business processes and highly skilled and trained agents to connect consumers with health plan partners through multiple channels.
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
As a technology-enabled distributor of scale in our end markets, we believe we are well-positioned to capitalize on the growing trend of digital transformation in the insurance distribution space. Traditionally, consumers often lack awareness of their coverage options and risk receiving vague, “one size fits all” advice that prioritizes agent commissions over their needs. Now, the insurance landscape is changing as consumers seek more options, transparency in pricing, and use the internet to research policies independently. Advances in technology, increased demand for price comparison, and the rise of AI applications are transforming the industry. As the U.S. shifts toward a mobile-first approach, with consumers becoming more tech-savvy and comfortable shopping online, our ability to provide policies from multiple carriers, leverage our proprietary platform, utilize extensive data, and apply AI in key areas positions us to leverage these evolving consumer preferences.
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
•Outbound Contact and Qualification: Following ACR’s automated decision for consumer outreach, our automatic telephony system contacts the consumer and immediately places them on the phone with an AI-powered voice Connect agent, who gathers information to qualify the consumer and personalize their sales experience. We also use the data gathered by our Connectors to improve the sales process by testing the questions our Connectors ask and building data models of how consumers’ answers affect agent-consumer fit, consumer-product fit, Cost of Submission, LTV, and long-term consumer satisfaction.

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

GoHealth, Inc.	2025 Form 10-K	8

representative, via either warm (attended) transfer or cold (blind) transfer, dynamically chosen based on the availability of agents.

•Optimized Call Routing: If the consumer lead is distributed from a Connector further into our internal sales process to our licensed sales agents, or Advocates, our CallRouter technology matches qualified consumers to those agents best suited to help them achieve their objective using a myriad of consumer and agent attributes. Consumer-to-agent matching is driven by licensing, training, experience and performance characteristics that best align with the needs of the consumer. Performance data is continuously gathered and continually retrained to ensure optimal call-routing based on current market dynamics.
•Consumer Lead Management: As consumer leads are assigned and connected to agents, our Customer360 CRM technology provides guidance to the agents on the most appealing value proposition to the consumer based on the information previously collected about the consumer.
•Marketplace: After reviewing the consumer’s profile in Customer360 CRM, the agent launches our Marketplace technology. Our Marketplace technology provides comparative shopping capabilities for all products available to the consumer in their geography and across health plan partners. It also ensures that while the agent has access to, and is able to compare, all products in the market, they only sell products for which they are appointed and licensed. The Marketplace has a growing set of decision support capabilities to guide the agent to the consumer’s ideal plan. For example, agents have the ability to look up each consumer’s providers and prescription drugs to compare their coverage inclusion and cost across plans. When the agent is ready to apply for a specific plan with the consumer, they may do so directly through the Marketplace. If the consumer requires time to consider the plan, the agent can send a personalized plan proposal either by email or SMS text message. Consumers can review proposals and enroll on their own directly from their phone, tablet, or computer.
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
Our agent base consists of both licensed and support agents who assist in guiding consumers through their healthcare journey. Our licensed Advocate team helps consumers choose the best plan for them through our comprehensive member needs assessment utilizing our PlanFit technology and enroll them into policies. With quality as our driving measure, our Engage team partners with our members to help utilize their benefits and better engage consumers, helping drive higher satisfaction and persistency. Our agents benefit from a rigorous training program consisting of four-to-eight weeks of group instruction prior to engaging with consumers. Our training courses cover insurance licensing, compliance requirements, customer service interactions, live role playing, and systems use. We competitively compensate agents to incentivize their productivity, increase member retention and improve consumer satisfaction. In addition to an hourly wage, we also compensate our agents through a structured bonus program. Our bonus program is designed to compensate agents based on the quality and quantity of their enrollments.
Our Marketing
We employ data-driven, omnichannel marketing efforts to increase consumer phone calls and visits to our website and convert those calls and visits into high-quality consumer interactions. Our marketing initiatives include:

GoHealth, Inc.	2025 Form 10-K	9

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

The Medicare segments are subject to regulations and guidelines issued by CMS that place a number of requirements on health plan partners, agents and brokers in connection with the marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans. CMS regulations also impose specific requirements on third-party marketing organizations, a category that includes many agents, brokers, and other entities involved in the marketing and sale of Medicare Advantage and Medicare Part D plans. These requirements include, among other things, mandated consumer disclosures and expanded oversight of marketing activities and materials. State insurance departments also regulate the marketing and sale of Medicare Supplement plans. CMS and state insurance department regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans. For example, our health plan partners are required to file with CMS and state departments of insurance certain of our platforms, our call center scripts and other marketing materials we use to market Medicare-related plans. In some instances, CMS or state departments of insurance must approve the material before we use it. In addition, the laws and regulations applicable to the marketing and sale of Medicare-related plans are ambiguous, complex and, with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently.

There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually-identifiable health information. Most states require businesses that own, license, maintain or process personal information holders of personal information to implement reasonable administrative, technical and physical safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require us to maintain the privacy of individually-identifiable health information that we collect on behalf of health plan partners, implement measures to safeguard such information and provide notification in the event of a breach in the privacy or confidentiality of such information. If we were to be found to have breached our obligations under HIPAA, we could be subject to enforcement actions by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) and state health regulators and lawsuits, including class action lawsuits, by private plaintiffs. In addition, OCR performs compliance audits in order to proactively enforce the HIPAA privacy and security standards. OCR continues to actively enforce HIPAA rules through investigations, compliance reviews, corrective action requirements and settlements. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintained policies, processes and a compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to privacy-related compliance initiatives from time to time.
In addition, we have entered into contracts with health plan partners and others regarding the collection, maintenance, protection, use, transmission, disclosure or disposal of sensitive personal information. The use and disclosure of certain data that

GoHealth, Inc.	2025 Form 10-K	10

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

These requirements are evolving, and a growing number of states have enacted comprehensive consumer privacy laws and related regulations. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act, imposes obligations on covered businesses and provides California residents with specified rights regarding their personal information, such as expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition to government action, health plan partner expectations relating to privacy and security protections are increasing and evolving. We have incurred significant costs to develop new processes and procedures and to adopt new technology in an effort to comply with privacy and security laws and regulations and health plan partner expectations and to protect against cybersecurity risks and security breaches. We expect to continue to do so in the future. Violations of federal and state privacy and security laws and other contractual requirements may result in significant liability and expense, damage to our reputation or the termination of relationships with government-run health insurance exchanges and our members, marketing partners and health plan partners.
Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission (“FTC”), Federal Communications Commission (“FCC”), and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to our members and other users that describe how we handle personal information and choices members and other users may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences.

New York’s cybersecurity regulation for financial services companies requires entities under the jurisdiction of the New York Department of Financial Services (“NYDFS”), including insurance entities, to establish and maintain a cybersecurity program designed to protect private consumer data. These requirements, as amended, impose additional governance requirements, controls to prevent unauthorized access to information systems and slow the spread of attacks, more regular risk and vulnerability assessments, updated notification requirements and additional training standards. In October 2017, the National Association of Insurance Commissioners (“NAIC”) adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”), which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. It is functionally similar to the original NYDFS rule and has been enacted in a number of states.

In addition, the U.S. regulates marketing and certain other communications by telephone and email, and individual states also impose restrictions on telephone marketing. The laws and regulations governing the use of emails and telephone calls for such purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. Recent FCC rulemakings have increased consent requirements for certain telemarketing calls and text messages, including rules affecting online lead-generation and comparison-shopping websites that may require more specific consumer consent before marketing calls or texts are made. The TCPA and other federal and state laws prohibit companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and impose other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We are required to comply with these and similar laws, rules and regulations.

In 2025, we launched GoHealth Protect, a product line designed to expand our offerings beyond Medicare-related insurance products, including through the marketing of certain life insurance products. The marketing and sale of life insurance and similar products are primarily regulated by state insurance departments and are subject to a variety of state licensing, advertising, disclosure, consumer protection and suitability requirements. As a result, our activities relating to GoHealth Protect may subject us to additional regulatory oversight, including state insurance regulatory review of our marketing materials, sales practices and agent licensing and appointment requirements. In addition, insurance carriers that underwrite products offered through GoHealth Protect are subject to state regulatory oversight and may impose contractual compliance obligations on us relating to the marketing and distribution of these products.
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

GoHealth, Inc.	2025 Form 10-K	11

information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.
Competition

The market for distributing health insurance products is highly competitive, fragmented, and undergoing rapid change as consumer purchasing shifts from traditional field-based agents toward digital and telephonic channels. Competitors operate through a range of distribution models, including government-run exchanges, health plan partner-employed agents, independent agents and brokers, and digital or telephonic direct-to-consumer platforms. Our key competitors include eHealth, Inc. and SelectQuote, Inc. We seek to differentiate ourselves through proprietary technology, artificial intelligence and data capabilities, efficient operating processes, and highly trained agents, enabling us to more effectively match consumers with insurance products that best meet their needs.
•Internet Marketers and Telesales Distribution Platforms: There are many marketing companies and distribution platforms that use the Internet or telesales models to find consumers interested in purchasing health insurance and are compensated for referring those consumers to agents and health plan partners. We compete with these companies using similar business models to ours, for qualified prospects, sales, and health plan partner relationships.
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
Starting in 2025, the usual Medicare enrollment seasonality became more pronounced mainly due to regulatory changes affecting enrollment rules for dual-eligible beneficiaries and those receiving Medicare Part D Low Income Subsidies (“LIS”). In 2025, CMS eliminated the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans quarterly. These regulatory changes restricted eligibility to enroll in or switch between Medicare Advantage plans outside of AEP for this group, contributing to the decrease in our Medicare plan submissions in the second and third quarters of 2025 compared to the same periods in 2024.
Human Capital Resources
As of December 31, 2025, we employed 850 employees. We employed 756 people in the U.S. and 94 people in Slovakia. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We consider our employee relations to be good. In November 2025, we issued Worker Adjustment and Retraining Notification (WARN) Act notices to approximately 487 employees in relation to a reduction in force (“RIF”) at the Company's Chicago headquarters and remote workforce around the country. This decision was made after a thorough review of market conditions, favoring conservation of capital in the near-term amidst widespread pullback in benefits and offerings across Medicare Advantage health plans.

GoHealth, Inc.	2025 Form 10-K	12

While our employee base is smaller, our culture of belonging continues to be a key driver to our success. Creating and maintaining an environment where our employees feel appreciated for their talent and contributions enhances our ability to attract and retain our best talent and to provide a work environment that allows all employees to perform at a high level. Our teams positively impacts our relationships with our consumers, health plan partners and the communities we serve. We will continue to use the strength of our purpose - keeping our consumers at the center of all we do - and our dedicated employees will continue to make a valued difference in the lives of the people we serve with our diversified product line. Our ICARE company values, defined as Integrity, Collaboration, Accountability, Resilience and Empathy, drive our purpose. We regularly recognize employees who emulate these values.

Our success is also rooted in the passion of our employees, including sales professionals, entrepreneurs, analysts, marketers, engineers and more – all of whom believe in our mission. We are proud of our committed, employee-driven culture and aim to offer our team the benefits and support they need to thrive. We offer comprehensive benefit programs to our employees, including major medical, dental and vision benefits, life insurance coverage, a flexible spending or health savings account, 401(k) retirement plan with a company match, an employee stock purchase plan offering, along with numerous other offers aimed at supporting our employees both personally and professionally.

We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning and engagement programs. Every month we highlight for our employees both cultural and healthcare focus areas (e.g., Black History Month, International Women’s Day, and American Heart Association) and provide opportunities to both enrich cultural understanding and give back to our community (e.g., food drives, clothing drives, and blood drives). Every year we require all employees to complete a series of compliance training courses including but not limited to security awareness, code of conduct, regulations, and workplace harassment to ensure full understanding of our commitment to a safe, integrity- based, environment free of discrimination and harassment. Additionally, we offer employee led Employee Resource Groups (“ERGs”): GoWISE (Women in Solidarity Empowered), GoBOLD (Black Originators, Leaders and Doers), GoWIT (Women in Technology) and GoPRIDE (LGBTQ+ community and allies) which are open to employees of all cultures and backgrounds to further support our culture of belonging.

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
Our contractual relationships with health plan partners, including those with whom we have health plan partner-branded sales arrangements, are typically non-exclusive and terminable on short notice by either party for any reason. Health plan partners have been and may in the future be unwilling to allow us to sell their insurance products for a variety of reasons, including competitive or regulatory reasons, dissatisfaction with the insureds that we place with them or because they do not want to be associated with our brand. Additionally, an increasing number of health plan partners have and may decide to rely on their own internal distribution channels, including traditional in-house agents and their own websites, to sell their own products, which could limit or prohibit us from distributing their products. Also, because we do not have exclusive relationships with health plan partners, health plan partners can and do use our competitors to sell their products.
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

GoHealth, Inc.	2025 Form 10-K	13

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
We derive a large portion of our revenue from a limited number of health plan partners. For the twelve months ended December 31, 2025, 2024, and 2023, the primary health plan partners that we served were United, Humana, Elevance, Aetna and Centene.
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
Our agreements with health plan partners to sell policies are typically terminable by our health plan partners without cause. Should we become and as we are dependent on fewer health plan partner relationships (whether as a result of the termination of health plan partner relationships, health plan partner consolidation or otherwise), we may become more vulnerable to adverse changes in our relationships with health plan partners, particularly in states where we distribute insurance from a relatively smaller number of health plan partners or where a small number of health plan partners dominate the market, and our business, operating results and financial condition could be harmed.
Additionally, mergers among health plan partners or an acquisition of one health plan partner by another health plan partner may trigger changes to our agreements with such health plan partners. For example, health plan partners have and may in the future unilaterally amend or terminate our agreements on short notice, which could adversely impact or terminate the commission payments that we receive from these health plan partners. Our revenue could be adversely impacted if we are unable to maintain currently existing levels of business with any of our significant health plan partners or if we are unable to offset any loss of business with alternative health plan partners. We expect that a small number of health plan partners will account for a significant portion of our revenue for the foreseeable future and any impairment of our relationship with, or the material financial impairment of, these health plan partners could adversely affect our business, operating results and financial condition.
Health plan partners may reduce the commissions paid to us and change their underwriting practices in ways that reduce the number of, or impact the renewal or approval rates of, insurance policies sold through our platform, which could harm our business, operating results and financial condition.

GoHealth, Inc.	2025 Form 10-K	14

Our commission rates from health plan partners are either set by each health plan partner or negotiated between us and each health plan partner. The commission rates we are paid are, for any given plan for a given consumer, based on a number of factors, including the health plan partners offering those plans, the state of residence of consumers, the laws and regulations in the jurisdictions where the consumer is located and the consumer’s previous Medicare enrollment history (if any). Health plan partners have the right to alter these commission rates with relatively short notice and have altered, and may in the future alter, the commissions paid on certain plans (if at all) or the contractual relationships we have with them, including in certain instances by unilateral amendment of our contracts relating to commission rates or otherwise. CMS may again in the future directly or indirectly implement rules designed to reduce or eliminate agent and broker compensation. For example, CMS could reduce the amount paid by CMS to Medicare Advantage plans or change the regulations and/or timelines applicable to the Medicare Advantage program, which could result in decreased commission rates or reduce health plan partner participation in the Medicare Advantage program. Changes of this nature could result in reduced commissions or could impact our relationships with such health plan partners and potentially lead to contract termination. In addition, health plan partners have and may in the future render certain plans non-commissionable, which could harm our business, operating results and financial condition. Because revenue in the Medicare segments is concentrated in a relatively small number of health plan partners, we are particularly vulnerable to changes in commission rates and changes in the competitiveness of our health plan partners’ Medicare products.
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
Our business and operating results are heavily dependent on marketing and selling private Medicare plans. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Center for Medicare & Medicaid Services (“CMS”) but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state basis by state departments of insurance or equivalent state departments. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans are frequently changing. Many aspects of our online platforms and our marketing material and processes, as well as changes to these platforms, materials and processes, including call center scripts, must be filed with CMS and reviewed and approved by health plan partners in light of CMS requirements. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS review and health plan partner review. Future CMS rulemaking or guidance could impose additional restrictions on marketing activities, lead generation practices, broker compensation arrangements or other aspects of the Medicare plan distribution system. Changes to the laws, regulations and guidelines relating to the sale and marketing of Medicare plans, their interpretation or the manner in which they are enforced have been occurring with increased frequency with

GoHealth, Inc.	2025 Form 10-K	15

the expectation that changes to existing requirements and the imposition of new requirements will continue, and could be incompatible with these relationships, the manner in which we conduct our business, our platforms or our sale of Medicare plans, which could harm our business, operating results and financial condition.

Due to potential changes in CMS guidance, enforcement, interpretation, changes in CMS leadership or federal administrative priorities, as a result of new laws, regulations and guidelines, CMS, state departments of insurance or health plan partners may object to or not approve aspects of our online platforms or marketing materials and processes and determine that certain existing aspects of our Medicare-related business are not in compliance with the applicable laws, regulations and guidance. As a result, the progress of our Medicare operations could be slowed or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition, particularly if it occurred during the Medicare annual enrollment period.
Changes and developments in the health insurance system and laws and regulations governing the health insurance markets in the U.S. could materially adversely affect our business, operating results, financial condition and qualified prospects.
Our business depends upon the public and private sector of the U.S. insurance system, which is subject to a changing regulatory environment. Accordingly, the future financial performance of our business will depend in part on our ability to adapt to regulatory developments, including changes in laws and regulations or changes to interpretations of such laws or regulations, especially laws and regulations governing Medicare. For example, the Affordable Care Act (“ACA”) substantially changed the way healthcare is financed by both commercial and government payers and contains a number of provisions that impact our business and operations, including the expansion of Medicaid eligibility to additional categories of individuals. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and the potential remains for additional challenges and amendments to the ACA in the future. In addition, changes to the Medicare marketing standards were finalized over the past several coverage years, with additional regulatory standards proposed for future coverage years that have had and will continue to have an impact on our business. These regulatory changes have increased CMS oversight of agents, brokers and third-party marketing organizations involved in the marketing and sale of Medicare plans and may impose additional compliance, operational and technology requirements on companies that distribute Medicare plans. CMS has also considered and implemented changes affecting compensation structures for agents and brokers who distribute Medicare plans. Future regulatory actions that limit or modify broker compensation arrangements or payments from health plan partners could reduce the revenue we receive from Medicare plan sales and materially adversely affect our business.
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

GoHealth, Inc.	2025 Form 10-K	16

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

GoHealth, Inc.	2025 Form 10-K	17

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

GoHealth, Inc.	2025 Form 10-K	18

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

GoHealth, Inc.	2025 Form 10-K	19

experience temporary shortages of agents due to illness, poor weather conditions or other natural disasters, personal emergencies and other events outside our control. Recent workforce reductions implemented as part of our cash optimization initiatives may also reduce our available agent capacity or support resources, which could impair our ability to recruit, train or retain licensed agents needed to support our sales operations.
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

GoHealth, Inc.	2025 Form 10-K	20

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
In October 2017, the NAIC adopted the Cybersecurity Model Law, which is intended to establish the standards for data security and for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law. To date, the Cybersecurity Model Law has been adopted by 26 states. The Cybersecurity Model Law could impose significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. The Cybersecurity Model Law is functionally similar to the NYDFS rule.
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

GoHealth, Inc.	2025 Form 10-K	21

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
Our third-party vendors have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer our platform to other third-party vendors, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party vendors with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our consumers. Our third-party vendors could decide to discontinue operations without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party vendors, operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.
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

GoHealth, Inc.	2025 Form 10-K	22

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
If we are unable to successfully grow our sales of offerings through our most recently launched GoHealth Protect suite of products our business, operating results and financial condition would be harmed.

In 2025 we launched GoHealth Protect, a product line intended to expand our offerings beyond Medicare-related insurance products, initially through the marketing of guaranteed acceptance life insurance designed to help consumers cover end-of-life expenses. The introduction of this product line exposes us to a number of new risks and uncertainties. Life insurance products are subject to regulatory frameworks that differ from those applicable to Medicare-related insurance products, including state insurance licensing, marketing and consumer protection requirements. If we are unable to comply with applicable regulatory requirements or adapt our existing sales, marketing and compliance processes to these requirements, we could be subject to regulatory scrutiny, penalties or limitations on our ability to offer these products. In addition, the success of GoHealth Protect will depend on our ability to effectively leverage our technology platform, consumer relationships and sales infrastructure to market and distribute these products. If consumer demand for these products is lower than expected, if our agents are unable to effectively market or sell these products, or if our operational processes are not able to support the expansion of additional product lines, the anticipated benefits of this initiative may not be realized. We also rely on relationships with third-party insurance carriers to underwrite and issue policies offered through GoHealth Protect, and changes in those relationships or the availability of products could adversely affect our ability to offer these products. Furthermore, while we expect GoHealth Protect to help diversify our revenue streams and reduce the seasonality associated with our Medicare Advantage business, the product line is still in the early stages of implementation. As a result, it may not generate the level of sales, commissions or profitability we anticipate, which could adversely affect our business, operating results and financial condition.
We may not realize the benefits we expect from our strategic cash flow optimization and other cash management initiatives.

We are pursuing initiatives to reduce costs, increase effectiveness and optimize cash flow. As part of those initiatives, we intend to focus our efforts on a reduction in infrastructure costs, including with respect to our technology platform and underlying network infrastructures, which could affect the reliability, performance or scalability of our technology systems or may otherwise have a negative impact on our business. In addition, certain of our cash optimization initiatives have in the past, and may in the future, include workforce reductions. Starting in the third quarter of 2025, management implemented cash management initiatives to further reduce operating expenses and improve cash flows including a reduction in force during the fourth quarter of 2025, impacting approximately 487 employees. Implementation of additional cash management initiatives may result in the loss of institutional knowledge, reduced operational capacity or disruptions to our business processes, which could adversely affect our ability to support our technology platform, service consumers and health plan partners, or pursue growth initiatives. Workforce reductions may also negatively impact employee morale, our culture and our ability to attract and retain qualified

GoHealth, Inc.	2025 Form 10-K	23

personnel in the future, may damage our reputation and brand image or may yield attrition beyond our ability to operate and grow our business effectively. Reductions in personnel or infrastructure spending could also impair our ability to maintain service levels for consumers and health plan partners or respond effectively to changes in demand.

We may not realize all of the anticipated cost savings or other benefits from such initiatives and the initiatives have had and may continue to have other effects, such as a reduction in revenue. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all of the anticipated cost savings or other benefits, or cause us not to realize such cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected. Finally, the complexity of the implementation of the initiatives may require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization’s attention from other business issues, have adverse effects on existing business relationships with suppliers and consumers, and impact employee morale. Any failure to implement these initiatives in accordance with our plans or on our anticipated timetable could adversely affect our business, financial condition or results of operations.
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

GoHealth, Inc.	2025 Form 10-K	24

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

Prior to our shift in strategy described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Update on Business Trends and Strategy,” our business primarily generates revenue through the sale of Medicare Advantage plans. In some instances, traditional Medicare may be more attractive than Medicare Advantage because, for example, potential provider network restrictions imposed by Medicare Advantage plans do not exist in traditional Medicare, allowing patients with traditional Medicare to visit any doctor that accepts Medicare. In those instances, consumers may opt not to purchase a Medicare Advantage plan from us.
In general, the growth in our consumer base is highly dependent upon our success in attracting new consumers during the Medicare annual enrollment period. In 2025, approximately 3.4% of our Medicare Advantage Submissions were sold during the three months ended December 31, 2025. If our ability to market and sell Medicare-related health insurance is constrained during an enrollment period for any reason, such as technology failures, reduced allocation of resources, any inability to timely employ, license, train, certify and retain our employees and our contractors and their agents to sell plans, interruptions in the operation of our website or systems, disruptions caused by other external factors or issues with government-run health insurance exchanges, we could acquire fewer consumers or suffer a reduction in our existing consumer base and our business, operating results and financial condition could be harmed.
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

GoHealth, Inc.	2025 Form 10-K	25

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
The Medicare annual enrollment period occurs from October 15th to December 7th each year. As a result, we historically experienced an increase in the number of Medicare-related Submissions during the fourth quarter and an increase in expense related to Medicare during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, revenue is typically second-highest in our first quarter. A significant portion of our marketing and advertising expenses is driven by the number of Submissions for which we are the agent of record. Marketing and advertising expenses are generally higher in the fourth quarter during the Medicare annual enrollment period, but because commissions from approved consumers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expense as a result of a higher volume of Submissions during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of Submissions during the fourth quarter.
Our typical Medicare enrollment seasonality was recently heightened mainly due to regulatory changes to enrollment rules for dual-eligible beneficiaries and those that receive Medicare Part D LIS. In 2025, CMS eliminated the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans quarterly.
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

GoHealth, Inc.	2025 Form 10-K	26

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
We have attempted to control our operating expenses by utilizing lower cost labor in foreign countries such as Slovakia and Honduras and we may in the future expand our reliance on offshore labor to other countries. As of December 31, 2025, 94 of our employees were based in Slovakia. Our employees in Slovakia help develop, test and maintain our Marketplace technology. Additionally, we outsource certain of our call center operations to companies outside the U.S. Countries outside of the U.S. may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations. For example, geopolitical tensions and armed conflicts in certain regions, including Russia’s military invasion of Ukraine beginning in 2022 and the resulting sanctions and other economic measures imposed by the United States, the European Union and other governments, have created regional and global economic and security uncertainty. Such conflicts and related sanctions, trade restrictions or other retaliatory actions could disrupt financial markets, supply chains, labor markets or economic conditions in the regions in which we operate or from which we source services, which could adversely affect our business, operating results and financial condition.
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

GoHealth, Inc.	2025 Form 10-K	27

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
One of the key attributes of our business is providing high quality service to our health plan partners and consumers. We may be unable to sustain these levels of service, which would harm our reputation and our business. Alternatively, we may only be able to sustain high levels of service by significantly increasing our operating costs, which would materially and adversely affect our operating results. The level of service we are able to provide depends on our personnel to a significant extent. Our personnel must be well-trained in our processes and able to handle consumer calls effectively and efficiently. Any inability of our personnel to meet our demand, whether due to our recent workforce reduction, absenteeism, training, turnover, disruptions at our facilities, bad weather, power outages or other reasons, could adversely impact our business. If we are unable to maintain high levels of service performance, our reputation could suffer and our business, operating results and financial condition would be harmed.
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

GoHealth, Inc.	2025 Form 10-K	28

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
Our business may not grow if consumers are not informed about the availability and accessibility of affordable health insurance.

GoHealth, Inc.	2025 Form 10-K	29

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
From time to time, we may receive unsolicited proposals or experience actions by stockholders or third parties relating to a potential transaction involving the Company, including proposals to acquire the Company or its assets, changes in control, or other strategic alternatives. Responding to such proposals or actions, or speculation regarding the possibility of such proposals or actions, could interfere with our ability to execute our strategic plans, make it more difficult to attract and retain qualified executives and employees, cause management distraction, require us to utilize more resources than anticipated towards review of strategic alternatives and result in the loss of potential business opportunities, any of which could have a material negative impact on the Company. Such proposals or actions may also result in significant additional legal, financial advisory and other costs. In addition, our business and operations may be harmed to the extent that our consumers, health plan partners, suppliers and others believe that we cannot effectively compete in the marketplace without completing a transaction, or there is consumer, health plan partner, supplier or employee uncertainty surrounding the future direction of the product and service offerings and our strategy on a continued basis.

For example, in May 2023 our Board of Directors received an unsolicited proposal from a group of buyers that included Centerbridge and the Founders to acquire all of the outstanding shares of Class A common stock and LLC Interests not already owned by the potential buyers, which proposal was subsequently rejected by a Special Committee of the Board of Directors in August 2023 after review with its independent financial and legal advisors. Events such as these, including actual or perceived proposals, speculation regarding potential transactions or other actions by stockholders or third parties relating to a potential transaction involving the Company may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.

GoHealth, Inc.	2025 Form 10-K	30

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
Risks Related to Our Indebtedness

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
The amount of our indebtedness and our limited liquidity may materially limit our ability to operate our business and finance our future operations or capital needs.
As of December 31, 2025, the principal amount of debt outstanding under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs, was $688.5 million, and our cash and cash equivalents totaled $32.9 million. Our indebtedness and limited liquidity have significant effects on our business, including:
•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, reducing availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
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
To mitigate uncertainties relating to our liquidity, management has implemented and continues to implement various operational initiatives and to explore potential strategic alternatives. Plans to implement further cost savings measures to maintain compliance with the Company’s debt covenants have also been developed and approved. In addition, we are continuing to engage in discussions with our lenders, financial advisors, and other parties regarding potential modifications to our capital structure through refinancings, mergers, acquisitions, restructurings, or other strategic alternatives. There can be no assurance that any such discussions, potential alternatives, or plans will result in any particular outcome or that we will be able to successfully implement any operational initiative, strategic alternative or plan or realize any anticipated benefits therefrom.
In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due or are unable to satisfy our

GoHealth, Inc.	2025 Form 10-K	31

financial covenants and our lenders do not waive compliance and elect to declare a default or event of default and accelerate the repayment of our borrowings, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In such cases, stockholders could lose all or part of their investment.
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
Pursuant to our Superpriority Credit Agreement and Amendment No. 14 to our existing term loan, we are required to meet minimum liquidity covenants and make scheduled principal and interest payments. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We may not satisfy the financial covenant in the future, and our lenders may not waive any failure to satisfy the financial covenant.
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

GoHealth, Inc.	2025 Form 10-K	32

persistent attacks (referred to as advanced persistent threats) and the use of the IT supply chain to introduce malware through software updates or compromised supplier accounts or hardware. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. Recent high-profile cybersecurity incidents affecting companies in the healthcare and technology sectors have heightened awareness of the risks associated with cyber-attacks and demonstrate that even well-resourced organizations may be vulnerable to sophisticated threats. As cyber threats continue to evolve, we are required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.
Because our services involve the collection, processing, use, storage and transmission of confidential and personal information of consumers and employees, including protected health information subject to HIPAA and other individually identifiable health information, we are subject to various laws, regulations, industry standards and contractual requirements regarding the collection, maintenance, protection, use, transmission, disclosure and disposal of personal information. We also hold a significant amount of personal information relating to our current and former employees. We cannot guarantee that our facilities and systems, and those of our third-party service providers, will be free from security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, ransomware, denial-of-service attacks, misplaced or lost data, programming and/or human errors or other similar events, and we are required to expend significant amounts and other resources to protect against security breaches or to alleviate problems caused by security breaches and other threats to our information technology systems.
Techniques used to obtain unauthorized access or to sabotage systems evolve rapidly, and as a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. For example, attackers increasingly use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks. As a result, we may be unable to anticipate emerging techniques or implement adequate preventative measures in advance. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.
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

GoHealth, Inc.	2025 Form 10-K	33

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

GoHealth, Inc.	2025 Form 10-K	34

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

GoHealth, Inc.	2025 Form 10-K	35

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

GoHealth, Inc.	2025 Form 10-K	36

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
As of December 31, 2025, the Founders and Centerbridge control, in the aggregate, approximately 54.8% of the voting power represented by all our outstanding classes of stock. As a result, the Founders and Centerbridge exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of all or substantially all of our assets), and will continue to have significant control over our business, affairs and policies, including the appointment of our management. The directors that the Founders and Centerbridge elect have the authority to vote to authorize the Company to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders.
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

GoHealth, Inc.	2025 Form 10-K	37

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

GoHealth, Inc.	2025 Form 10-K	38

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

GoHealth, Inc.	2025 Form 10-K	39

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

We are currently not in compliance with the continued listing standards of Nasdaq, and if we are unable to regain compliance, our Class A common stock will be delisted from the exchange.

Our Class A common stock is currently listed for trading on the Nasdaq Global Market under the symbol “GOCO”. The continued listing of our Class A common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(2), which requires listed companies on The Nasdaq Global Market to maintain a minimum market value of listed securities of $35 million (the “MVLS Requirement”). On March 18, 2026, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b)(2). The Notice also indicates that we do not meet the alternative continued listing standards set forth in Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3), which require listed companies to maintain stockholders’ equity of at least $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a compliance period of 180 calendar days, or until September 14, 2026 (the “Compliance Period”), to regain compliance with the MVLS Requirement. If at any time during the Compliance Period our market value of listed securities closes at $35 million or more for a minimum of 10 consecutive business days (unless Nasdaq exercises its discretion to require a longer period, but generally no more than 20 consecutive business days), Nasdaq will provide written confirmation that we have regained compliance.

If we do not regain compliance during the Compliance Period, we expect that Nasdaq will provide written notice that our securities are subject to delisting. At that time, we may appeal Nasdaq’s determination to a Nasdaq Hearings Panel, which would stay any suspension or delisting action pending the conclusion of the hearing process.
We are evaluating options to regain compliance with the MVLS Requirement; however, we may not be able to regain compliance with the applicable continued listing requirements. If we fail to regain compliance with the Nasdaq continued listing standards, after any compliance period, or we fail to comply with other continued listing requirements, Nasdaq will provide notice that our Class A common stock will be subject to delisting, which could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our Class A common stock is delisted by Nasdaq, the price of our Class A common stock may decline and our Class A common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the

GoHealth, Inc.	2025 Form 10-K	40

market value of our common stock. A delisting from Nasdaq and failure to obtain listing on another market or exchange would subject our Class A common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A common stock and the ability of our stockholders to sell our Class A common stock in the secondary market.
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
We are, and may in the future become, involved in various legal proceedings and governmental inquiries, including labor and employment-related claims, claims relating to our marketing or sale of health insurance, intellectual property claims and claims relating to our compliance with securities laws. For example, in August 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts (the “U.S. Attorney’s Office”), seeking, among other things, information relating to our arrangements with certain insurance health plan partners and, on May 1, 2025, the U.S. Attorney’s Office filed a complaint partially intervening in a qui tam action against the Company related to certain of our sales and marketing practices. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses, impact our working capital and cash flow, and harm our relationships of financial agreement with our health plan partners, vendors, lenders and investors. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters or any other legal proceeding, we may be forced to pay damages, fines or penalties, including revocation of our licenses to sell insurance, may be required to enter into consent decrees, stop offering our services or change our business practices, or may lose our relationships with health plan partners, any of which could adversely affect our business, financial condition or results of operations.
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

GoHealth, Inc.	2025 Form 10-K	41

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

GoHealth, Inc.	2025 Form 10-K	42

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

GoHealth, Inc.	2025 Form 10-K	43

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

As of the date of this 2025 Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, its business strategy, results of operations or financial condition; however, we cannot provide assurance that these threats will not result in such an impact in the future, as discussed in the risk factors entitled “Risks Related to Our Business” and “Risks Related to Our Intellectual Property and Technology” in Part I, Item 1A. of this 2025 Annual Report on Form 10-K.

Governance

GoHealth, Inc.	2025 Form 10-K	44

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
As part of our continued cost savings initiatives during the twelve months ended December 31, 2025, 2024 and 2023, we evaluated our portfolio of properties to identify where we no longer utilize the property for our business operations. As a result, we have entered into or are actively seeking sublease and termination agreements. This evaluation resulted in the complete or partial impairments of certain leased properties, including properties in Chicago, Illinois, Lindon, Utah and Charlotte, North Carolina. For additional information about the operating lease impairment charges related to our leased properties, see Note 3, “Fair Value Measurements” and Note 11, “Leases.”
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for information about legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Vijay Kotte	48	Chief Executive Officer
Brendan Shanahan	63	Chief Financial Officer
Michael Hargis	54	Chief Operating Officer
Brad Burd	48	Chief Legal Officer and Corporate Secretary
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

GoHealth, Inc.	2025 Form 10-K	45

The following table provides information regarding our members of our Board of Directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Clinton Jones	48	Co-Founder, Co-Chairman of the Board of Directors
Brandon Cruz	48	Co-Founder, Co-Chairman of the Board of Directors
Vijay Kotte	48	Director and Chief Executive Officer
David Fisher	56	Director
Mark Weinsten	62	Director
Alan Carr	56	Director
Bao Truong	52	Director
Timothy Pohl	59	Director
William Transier	71	Director

GoHealth, Inc.	2025 Form 10-K	46

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades under the symbol “GOCO” on The Nasdaq Global Market and has been publicly traded since July 15, 2020. Prior to this time, there was no public market for our Class A common stock.
As of March 24, 2026, there were 34 and 9 Class A and Class B common stockholders of record, respectively. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchaser
A total of 471,000 shares of Class A common stock were withheld to cover the tax liability resulting from the vesting of restricted stock units during the twelve months ended December 31, 2025. These withheld shares are recorded as treasury stock on the Consolidated Balance Sheets.
The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2025 in accordance with Item 703 of Regulation S-K:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of publicly announced plans or programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	2,816	$4.75	—	$—
November 1, 2025 - November 30, 2025	19,563	$3.96	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	22,379	$4.06
(1) During the three months ended December 31, 2025, 22,379 shares of common stock were withheld by the Company pursuant to provisions in agreements with recipients of restricted stock units granted under the Company’s 2020 Incentive Award Plan allowing the Company to withhold the number of shares having the fair value equal to the tax withholding due.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Annual Report on Form

GoHealth, Inc.	2025 Form 10-K	47

10-K, including the Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties described in this 2025 Annual Report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
Unless otherwise noted, all dollars are in thousands. In certain cases, numbers and percentages in the tables below may not foot due to rounding.
Overview

We are a leading health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform and substantial presence in the Medicare landscape, we believe we are uniquely positioned as a trusted partner to the 68 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult. Seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team. We partner with health plans that provide access to high quality health plans across all 50 states and the District of Columbia.
Update on Business Trends and Strategy

GoHealth has evolved from a traditional Medicare enrollment company to a Medicare engagement and digital health marketplace focusing on forging high-quality relationships with our consumers. This shift emphasizes a more integrated and interactive approach to consumer care and reflects how our Encompass operating model puts the consumer at the center of all our activities, including how we market, support enrollment activities, provide administrative services, utilize our proprietary technology and ultimately deliver a high-quality solution to those we serve. We believe our end-to-end Encompass model offers a differentiated way for Medicare beneficiaries to navigate the complex Medicare Advantage plan selection process and begin to utilize their new plan benefits with greater confidence.

In 2025, insurers offering Medicare Advantage plans faced ongoing disruptions affecting their financial performance, driven by rising medical costs and regulatory pressures. Carriers are increasingly prioritizing profitability over membership growth, focusing on plan quality, member retention, and overall consumer experience. Consistent with our expectation, we continue to observe significant changes to the Medicare Advantage landscape. Specifically, health plans have tightened plan economics by reducing or eliminating prefunded marketing spend, adjusting broker compensation structures, and eliminating or consolidating low-margin plans. In some cases, consumer preferred plans have been designated as non-commissionable. We believe this shift will persist into 2026 and that these actions reflect a clear industry shift toward retention and stability rather than broad enrollment growth. We see our choice model as a valuable tool for matching consumers with appropriate coverage through our carrier-agnostic platform, supported by the strength of our brand and strong relationships with carrier partners.

Given these factors, the Company focused on strategic and financial flexibility. During the third quarter of 2025, we reduced our Medicare Advantage activities for the 2025 AEP season and continued to focus on GoHealth Protect. To maintain strategic flexibility, we have adopted and will continue to operate under a disciplined approach that prioritizes cash preservation and emphasizes retaining existing customers rather than increasing new sales. This reduction continued through the fourth quarter of the 2025 AEP season contributing to lower revenues compared to the prior year. During this period, we focused our efforts on implementing initiatives to reduce costs, boost efficiency, and optimize cash flow. As part of these efforts, our focus has been on reducing infrastructure expenses, including costs related to our technology platform and underlying network infrastructure, a workforce reduction and pursuing cash management initiatives to further lower operating expenses and enhance cash flow. In addition, we have taken steps to enhance our financial flexibility and capital structure in order to support our strategic priorities and maintain liquidity as we navigate evolving market conditions. In August 2025, we entered into a new senior secured superpriority term loan facility totaling approximately $115 million and amended our existing credit agreement to waive near-term principal payments through 2026 and reset certain financial covenants, which we believe enhances our liquidity and financial flexibility. These actions were undertaken to support working capital needs and position the Company to pursue strategic opportunities and potential transformative transactions while maintaining operational stability. We believe these efforts position us to continue investing in our core capabilities, including our Encompass operating model and new product initiatives such as GoHealth Protect, while maintaining appropriate financial discipline.

GoHealth, Inc.	2025 Form 10-K	48

In addition to these operational measures, the Company undertook several strategic capital and governance measures aimed at improving the Company’s financial flexibility, long-term positioning, and shareholder value, while also enabling the exploration of strategic alternatives, such as consolidation, in a fragmented broker industry. To support this strategy, the Board of Directors created a new committee called the “Transformation Committee,” which has exclusive power and authority to review, develop, negotiate, and recommend to the Board of Directors for approval, various strategic alternatives, including among others, refinancings, securitizations, mergers, acquisitions, and restructurings.

In 2025, we launched GoHealth Protect, a product line designed to expand our offerings beyond Medicare-related insurance products, initially through the marketing of certain life insurance products intended to help consumers address end-of-life expenses and other financial protection needs. We believe GoHealth Protect provides an opportunity to diversify our revenue streams and generate consumer engagement outside of the Medicare annual enrollment cycle, while leveraging our existing distribution capabilities and consumer relationships. We believe GoHealth Protect also allows us to further leverage our technology platform, consumer relationships and distribution capabilities to serve consumers across a broader set of insurance needs and extend engagement with consumers beyond the Medicare enrollment process.

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

The enrollment and engagement services offered through our non-agency model are strategically designed to enhance the consumer experience, reflecting our focus on building trusted, long-term relationships with our consumers. Non-agency revenue for the twelve months ended December 31, 2025 represented 15% of Total net revenue compared to 27% of Total Net revenue for the twelve months ended December 31, 2024. The shift from non-agency to agency revenue is a result of changing carrier mix within the non-agency channel. The mix of agency and non-agency contracts is dependent on the plans most suitable for the consumers we serve and is impacted by changing market dynamics as further described below. In response to evolving dynamics in the Medicare Advantage market, we have also increased our focus on retention, quality of enrollment and long-term consumer engagement rather than solely prioritizing enrollment volume.

This year, driven by artificial intelligence and automation, we continued our focus on streamlining processes and improving call handle times and reducing costs. As part of this effort, we continued to operate under our Encompass Express model which is an enhanced, consumer-centric operating model built on the foundation of our original Encompass workflow. Encompass Express includes streamlined scripting and hand-offs, utilizing technology-driven standardization and automation to deliver efficiency and enhance the consumer experience while maintaining quality. These initiatives also support our broader focus on improving operating leverage and capital efficiency by lowering the cost of consumer acquisition and servicing while maintaining high-quality outcomes.

In the second quarter of 2023, the Company exited its Non-Encompass BPO Services, or services in which we dedicate certain agents to specific health plan partners and agencies outside of the Encompass model, to focus on our core business. During the twelve months ended December 31, 2025, and 2024 Non-Encompass BPO Services contributed no revenues. During the twelve months ended December 31, 2023 Non-Encompass BPO Services contributed $9.3 million to net revenues.

Ownership

GoHealth, Inc. is the sole managing member of GHH, LLC. Although we have a minority economic interest in GHH, LLC, we have the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentages for the twelve months ended December 31, 2025, 2024, and 2023 were 49.4%, 56.2% and 58.2%, respectively.

The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of December 31, 2025, is as follows:

GoHealth, Inc.	2025 Form 10-K	49

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

GoHealth, Inc.	2025 Form 10-K	50

Results of Operations
The following is a discussion and analysis of changes in the financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024. A discussion and analysis regarding our results of operations for fiscal year 2024 compared to fiscal year 2023 that are not included in this Annual Report on Form 10-K can be found in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.
The following table sets forth the components of our results of operations for the periods presented:

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Net revenues	$361,845	$798,894	$734,671
Operating expenses:
Revenue share	96,126	130,612	158,961
Marketing and advertising	116,379	235,696	205,042
Consumer care and enrollment	106,045	222,414	209,234
Technology	34,904	41,046	43,302
General and administrative	90,789	82,116	93,069
Amortization of intangible assets	70,542	94,057	94,057
Indefinite and long-lived asset impairment charges	259,961	—	12,687
Total operating expenses	774,746	805,941	816,352
Income (loss) from operations	(412,901)	(7,047)	(81,681)
Interest expense	87,320	72,868	69,472
Gain on bargain purchase	—	(84,492)	—
Loss on extinguishment of debt	1,655	10,463	—
Other (income) expense, net	(786)	(834)	(37)
Income (loss) before income taxes	(501,090)	(5,052)	(151,116)
Income tax expense (benefit)	(3,335)	2,267	154
Net income (loss)	(497,755)	(7,319)	(151,270)
Net income (loss) attributable to noncontrolling interests	(240,629)	(4,391)	(88,013)
Net income (loss) attributable to GoHealth, Inc.	$(257,126)	$(2,928)	$(63,257)
Non-GAAP financial measures:
EBITDA	$(333,664)	$173,706	$24,104
Adjusted EBITDA	$(35,109)	$120,319	$75,091
Net income (loss) margin	(137.6)%	(0.9)%	(20.6)%
Adjusted EBITDA margin	(9.7)%	15.1%	10.2%
The following is our net revenues and results thereof for the twelve months ended December 31, 2025 and 2024:

Net revenues	Twelve months ended Dec. 31,
	2025	2024	$ Change	% Change
	$361,845	$798,894	$(437,049)	(54.7)%
The $437.0 million, or 54.7% decrease compared to the prior year period was primarily attributable to the scale back of our Medicare Advantage activities in response to tightening health plan economics, partially offset by the launch of GoHealth Protect during the second quarter of 2025. The decrease was further driven by a lower mix of non-agency revenue due to changes in carrier mix within the non-agency channel, consumer needs and market dynamics.
The following are our key components of operating expenses and results thereof for the twelve months ended December 31, 2025 and 2024:

Revenue share	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$96,126	$130,612	$(34,486)	(26.4)%	26.6%	16.3%
The $34.5 million, or 26.4% decrease was primarily driven by a decrease in Submissions generated by our external agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners. During 2025, we ended our vConnect program, which enabled our external agents to support enrollment and engagement

GoHealth, Inc.	2025 Form 10-K	51

activities through the non-agency channel. As such, with the end of the vConnect program our agents enroll beneficiaries solely through the agency channel.

Marketing and advertising	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$116,379	$235,696	$(119,317)	(50.6)%	32.2%	29.5%
The $119.3 million, or 50.6% decrease was primarily attributable to our deliberate decision to scale back our Medicare Advantage activities and shift in focus to the launch of GoHealth Protect, partially offset by an increase in our marketing and advertising spend to generate more qualified prospects during the first quarter of 2025.

Consumer care and enrollment	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$106,045	$222,414	$(116,369)	(52.3)%	29.3%	27.8%
The $116.4 million, or 52.3% decrease was primarily attributable to a reduced agent headcount aligning with our scale back of Medicare Advantage activities.

Technology	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$34,904	$41,046	$(6,142)	(15.0)%	9.6%	5.1%
The $6.1 million, or 15.0% decrease was primarily attributable to decreased headcount in our technology support functions.

General and administrative	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$90,789	$82,116	$8,673	10.6%	25.1%	10.3%
The $8.7 million, or 10.6% increase was primarily attributable to an increase in expenses related to legal and professional fees.

Amortization of intangible assets	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$70,542	$94,057	$(23,515)	(25.0)%	19.5%	11.8%
Amortization of intangible assets expense decreased driven by the impairment of intangible assets during 2025.

Indefinite and long-lived asset impairment charges	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$259,961	$—	$259,961	100.0%	71.8%	—%
During the twelve months ended December 31, 2025, we recorded an impairment charge of 259,961 as the Company determined that the fair value of its indefinite-lived trade names and long-lived assets were impaired because of reduced forecasted cash flows under our updated business plan. As a result the Company recorded intangible asset impairment charges of $232.0 million to write down the carrying value of the indefinite-lived trade names and definite-lived amortizable intangible assets to zero. The Company also recorded impairment charges related to capitalized equipment of $22.7 million and impairment charges related to right-of-use (“ROU”) assets of $5.3 million.

Interest expense	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$87,320	$72,868	$14,452	19.8%	24.1%	9.1%
The $14.5 million, or 19.8% increase was primarily attributable to an increase in interest rates as well as an increase in our outstanding borrowings pursuant to the Company’s executed Amendment No. 14 to the Existing Credit Agreement and the Superpriority Credit Agreement.

GoHealth, Inc.	2025 Form 10-K	52

Gain on bargain purchase	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$—	$(84,492)	$84,492	NM	—%	(10.6)%
NM = Not meaningful
We recognized a gain on bargain purchase of $(84.5) million for the twelve months ended December 31, 2024 related to the e-TeleQuote acquisition. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred.

Loss on extinguishment of debt	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$1,655	$10,463	$(8,808)	(84.2)%	0.5%	1.3%
We recognized a loss on extinguishment of debt of $1.7 million and $10.5 million for the twelve months ended December 31, 2025 and 2024 pursuant to the Company’s executed debt agreements.

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

GoHealth, Inc.	2025 Form 10-K	53

	Twelve months ended Dec. 31,
Non-GAAP Financial Measures	2025	2024	2023
Net revenues	$361,845	$798,894	$734,671
Net income (loss)	(497,755)	(7,319)	(151,270)
Interest expense	87,320	72,868	69,472
Income tax expense (benefit)	(3,335)	2,267	154
Depreciation and amortization expense	80,106	105,890	105,748
EBITDA	(333,664)	173,706	24,104
Gain on bargain purchase[1]	—	(84,492)	—
Share-based compensation expense[2]	9,170	11,281	19,564
Loss on extinguishment of debt[3]	1,655	10,463	—
Professional services[4]	11,463	3,671	1,548
Legal fees[5]	5,042	2,917	14,840
Severance costs[6]	11,550	2,480	1,920
Other (income) loss related to the adjustment of liabilities under the Tax Receivable Agreement[7]	—	293	428
Indefinite and long-lived asset impairment charges[8]	259,675	—	12,687
Adjusted EBITDA	$(35,109)	$120,319	$75,091
Net income (loss) margin	(137.6)%	(0.9)%	(20.6)%
Adjusted EBITDA margin	(9.7)%	15.1%	10.2%

(1)Represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred related to the acquisition of e-TeleQuote, as further described in Note 14, Acquisitions.
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
(8)Represents indefinite-lived intangible asset, definite-lived intangible asset, capitalized software and other long-lived asset impairment charge for the twelve months ended December 31, 2025. Impairment charge for 2025 includes remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of leases during the first half of the fiscal year. The asset impairment charge for the twelve months ended December 31, 2023 includes impairment charge for an indefinite-lived intangible asset and an operating lease ROU asset.

Adjusted EBITDA	Twelve months ended Dec. 31,				% of Net Revenues
	2025	2024	$ Change	% Change	2025	2024
	$(35,109)	$120,319	$(155,428)	(129.2)%	(9.7)%	15.1%

The $(155.4) million, or (129.2)% decrease for the twelve months ended December 31, 2025 compared to the prior year period was primarily due to a decrease in net revenues driven by management’s intentional pullback of Medicare Advantage activities during 2025 partially offset by cost cutting initiatives implemented during the year.

Key Business Performance and Operating Metrics

In addition to traditional financial metrics, we rely upon certain business and operating metrics to evaluate our business performance and facilitate our operations. The most relevant business and operating metrics for our single operating and reportable segment are furnished in the tables below (unaudited).

The following are our Submissions, Sales per Submission and Direct Operating Cost per Submission for the periods presented:

	Twelve months ended Dec. 31,
	2025	2024	2023
Submissions	534,657	1,016,182	826,159
Sales per Submission	$668	$781	$866
Direct Operating Cost per Submission	$594	$578	$683

Submissions

Submissions are counted when an individual either (i) completes an application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, excluding applications

GoHealth, Inc.	2025 Form 10-K	54

through our Non-Encompass BPO Services or (ii) is transferred by our agent to the health plan partner through the Encompass marketplace during the indicated period. Not all Submissions will go into effect, as some individuals may fail to enroll or once enrolled may switch out of a policy within the disenrollment period during the first 90 days of the policy.

The following table presents the number of Submissions for the periods presented:

Submissions	Twelve months ended Dec. 31,
	2025	2024	$ Change	% Change
	534,657	1,016,182	(481,525)	(47.4)%

The decrease for the twelve months ended December 31, 2025 compared to the prior year period was attributable to a decrease in Submissions generated by GoHealth’s internal and external network of agents, partially offset by an increased agent headcount in early 2025 as a result of the e-TeleQuote acquisition and by the ramp up of GoHealth Protect since its launch in the second quarter of 2025.

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

Agency revenue refers to the expected amount of initial commission revenue and any renewal commissions to be paid from the health plan partners on such placement as long as the policyholder remains with the same insurance product. The estimate of the future renewal commissions is determined by using the contracted renewal commission rates constrained by a persistency-adjusted renewal period. The persistency-adjusted renewal period is determined based on our historical experience and available industry and health plan partner historical data. Persistency adjustments allow us to estimate renewal revenue only to the extent probable that a material reversal in revenue would not be expected to occur. These factors may result in varying values from period to period. See Item 1A. “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in this Annual Report on Form 10-K. Agency revenue includes partner marketing revenue, in which the Company is compensated by its health plan partners for providing marketing services over a predetermined measurement period. The Company recognizes partner marketing revenue over the measurement period as Submissions are generated and generally gets paid a fixed fee per Submission that results in either a policy effectuating or staying in-force through the rapid disenrollment period, or 90 days post-effectuation.

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

The following table presents the Sales per Submission for the periods presented:

Sales Per Submission	Twelve months ended Dec. 31,
	2025	2024	$ Change	% Change
	$668	$781	$(113)	(14.5)%

The decrease for the twelve months ended December 31, 2025 compared to the prior year period was primarily attributable to a shift in focus to GoHealth Protect. The guaranteed acceptance life insurance product produces lower revenues on a per-submission basis compared to Medicare products. The decrease was further attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel.

GoHealth, Inc.	2025 Form 10-K	55

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

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost Per Submission	Twelve months ended Dec. 31,
	2025	2024	$ Change	% Change
	$594	$578	$16	2.8%

The increase for the twelve months ended December 31, 2025 compared to the prior year period was primarily attributable to management’s intentional pullback of Medicare Advantage activities during 2025 partially offset by cost cutting initiatives implemented during the year.

Sales/Direct Operating Cost of Submission

Sales/Direct Operating Cost of Submission represents the numerator of Sales per Submission, as defined above, divided by Direct Operating Cost of Submission, as defined above.

The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

	Twelve months ended Dec. 31,
	2025	2024	2023
Direct Operating Cost of Submission	$317,553	$587,371	$563,552
Sales/Direct Operating Cost of Submission	1.1	1.4	1.3

The decrease in Sales/Direct Operating Cost of Submission compared to the prior year was primarily attributable to a decrease in sales offset partially by implemented cost cutting initiatives.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements recently adopted, see Note 1. “Description of Business and Significant Accounting Policies,” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
Liquidity and Capital Resources
Overview
Our liquidity needs primarily include working capital and debt service requirements, including ongoing cash interest payments related to its outstanding borrowings. At December 31, 2025, cash and cash equivalents totaled $32.9 million. Short-term liquidity needs will primarily be funded through cash from operating activities, and cash and cash equivalents. In connection with the filing of this Annual Report on Form 10-K, management assessed known events, trends, commitments, and uncertainties. Based on its evaluation, and following the entry into the Superpriority Credit Agreement and Amendment No. 14 during the year, management

GoHealth, Inc.	2025 Form 10-K	56

believes the Company’s current sources of liquidity will be sufficient to meet its projected operating requirements and debt obligations for the twelve months from the date of this Annual Report on Form 10-K.

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

To mitigate these uncertainties, management has implemented and continues to implement various operational initiatives which include further cost savings measures which have been approved by our Board of Directors, in order to maintain compliance with the Company’s debt covenants for the twelve months following the date these financial statements are issued. Management believes it is probable these plans will be successfully implemented to alleviate non-compliance with our debt covenants during the twelve months following the date these financial statements are issued. In addition, we are continuing to engage in discussions with our lenders, financial advisors, and other parties regarding potential modifications to our capital structure through refinancings, mergers, acquisitions, restructurings, or other strategic alternatives. There can be no assurance that any such discussions or potential alternatives, will result in any particular outcome or that we will be able to successfully implement any strategic alternatives or realize any anticipated benefits therefrom.

The following table presents a summary of cash flows for the twelve months ended December 31, 2025, 2024, and 2023;

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$(121,947)	$(21,607)	$109,141
Net cash provided by (used in) investing activities	$(8,248)	$3,807	$(13,732)
Net cash provided by (used in) financing activities	$121,996	$(32,033)	$(21,106)
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
Net cash used in operating activities was $121.9 million for the twelve months ended December 31, 2025, compared to net cash used in operating activities of $21.6 million for the twelve months ended December 31, 2024. The $100.3 million decrease was primarily driven by a decrease in cash from working capital components from commissions receivable, other liabilities, accounts payable, accounts receivable and accrued liabilities. The decrease was partially offset by an increase in cash from working capital components from prepaid assets and other current assets and commissions payable, as well as an decrease in net income (loss).
Investing Activities
Net cash used in investing activities increased to $8.2 million for the twelve months ended December 31, 2025, from $3.8 million net cash provided by investing activities for the twelve months ended December 31, 2024. The change was primarily driven by the acquisition of e-TeleQuote, partially offset by an increase in capitalized internal-use software related to new technology, software and systems.
Financing Activities
Net cash provided by financing activities was $122.0 million for the twelve months ended December 31, 2025, from $32.0 million for the twelve months ended December 31, 2024. The increase was primarily driven by an increase in repayments of our Term Loan Facilities, an increase in payments related to debt issuance costs related to the Amended and Restated Credit Agreement,

GoHealth, Inc.	2025 Form 10-K	57

partially offset by an increase in borrowings under the Revolving Credit Facilities and a decrease in payments of preferred stock dividends compared to the prior year period.

Term Loan Facilities

On November 4, 2024 (the “Effective Date”), the Borrower entered into the Amendment and Restatement Agreement, which amended and restated the Credit Agreement to provide for, among other items as further described below, a new class of term loan facilities (the “New Term Loan Facility”) in an aggregate principal amount equal to $475.0 million. Starting on March 31, 2025, principal repayments equal to 2.00% per annum of the initial principal balance were made in equal quarterly installments. In March 2025, the Borrower repaid $2.4 million under this facility. Prior to Amendment No. 14 (as defined and further described below),at the option of the Borrower, the Existing Term Loan Facility bore interest at either (i) ABR plus 6.50% per annum or (ii) Adjusted Term SOFR plus 7.50% per annum. To the extent not previously paid, the Existing Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029.

In addition to the Existing Term Loan Facility, the Existing Credit Agreement provided for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). The Class A Revolving Credit Facility bore interest at either (i) ABR plus 5.50% per annum or (ii) SOFR plus 6.50% per annum. The Borrower was required to pay a commitment fee of 0.50% per annum on undrawn amounts under the Class A Revolving Credit Facility. The Class A-1 Revolving Credit Facility was to be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to June 30, 2025 (which was then further extended pursuant to Amendment No. 13 and Amendment No. 14). Following the entry into Amendment No. 14, the Class A-1 Revolving Credit Facility was terminated.

As of December 31, 2025, the Company had a principal amount of $688.5 million outstanding under the New Term Loan Facility and no principal amounts outstanding under Term Loan Facilities. The effective interest rate of the New Term Loan Facility was 14.43% at December 31, 2025. As of December 31, 2024, the Company had a principal amount of $475.0 million outstanding under the Term Loan Facilities. The effective interest rate of the Term Loan Facilities was 12.06 at December 31, 2024.

Revolving Credit Facilities

Amendment No. 14, entered into on August 6, 2025, (i) terminated all revolving commitments under the Class A-1 Revolving Credit Facility (with no revolving loans under the Class A-1 Revolving outstanding on August 6, 2025), (ii) terminated all Class A revolving commitments and extend the maturity date of the remaining Class A revolving loans outstanding to August 5, 2029 (the “Class A Loans”), (iii) permit the Borrower to pay in-kind a portion of the interest on the outstanding Existing Term Loans and Class A Loans.
As of December 31, 2025 the Company had no outstanding balance under the Class A Revolving Credit Facility and no amounts outstanding under the Class A-1 Revolving Credit Facility. The Company had $30.0 million outstanding under the Class A Revolving Credit Facilities and Class B Revolving Credit Facilities as of December 31, 2024. The Class A Revolving Credit Facilities and Class B Revolving Credit Facilities had a remaining capacity of $58.5 in the aggregate as of December 31, 2024.

Superpriority Credit Agreement

On August 6, 2025 (the “Closing Date”), the Borrower entered into the Superpriority Senior Secured Credit Agreement (the “Superpriority Credit Agreement”). The Superpriority Credit Agreement governs a senior secured superpriority term loan facility in an aggregate principal amount of $115.0 million (the “Superpriority Facility”) consisting of (a) $80.0 million in new-money term loans (together, the “New Money Term Loans”), of which (i) $40.0 million was funded on the closing date (the “Initial New Money Term Loans”) and (ii) $40.0 million is available as delayed-draw term loans (the “Delayed Draw Term Loans”), and (b) $35.0 million of roll-up term loans funded on the closing date (the “Roll-Up Term Loans” and together with the New Money Term Loans, the “Superpriority Term Loans”) resulting from the cashless conversion of a corresponding amount of Class A Loans at par that were outstanding under the Existing Credit Agreement into term loans on a dollar-for-dollar basis. Provided that no default or event of default has occurred and is continuing, the Delayed Draw Term Loans will be available to the Borrower on or after October 1, 2025, with the aggregate principal amount of such loans funded prior to November 1, 2025 not to exceed $15.0 million and prior to December 1, 2025, not to exceed $30.0 million, with the full amount available thereafter. Pursuant to this agreement, the Company had drawn the full $40.0 million of the Delayed Draw Term Loans as of December 31, 2025.
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
Seasonality

GoHealth, Inc.	2025 Form 10-K	58

AEP occurs from October 15th to December 7th. As a result, and in general, we experience an increase in the number of Submissions during the fourth quarter and an increase in expense related to the Submissions during the third and fourth quarters. Additionally, as a result of the annual Medicare Advantage open enrollment period that occurs from January 1st to March 31st, Submissions are typically second-highest in the first quarter. The second and third quarters are known as special election periods, during which Submissions are typically lowest. A significant portion of our marketing and advertising expenses is driven by the number of health insurance applications submitted through us. Marketing and advertising expenses are generally higher in the fourth quarter during AEP, but because commissions from approved consumers are paid to us over time, our operating cash flows could be adversely impacted by a substantial increase in marketing and advertising expenses as a result of a higher volume of Submissions during the fourth quarter or positively impacted by a substantial decline in marketing and advertising expenses as a result of lower volume of Submissions during the fourth quarter.
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
•Intangible assets; and
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
Commissions receivable includes the variable consideration for policies that may renew, and therefore, are subject to the same assumptions, judgments and estimates used when recognizing commission revenue as noted above. See Note 10, “Revenue,” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for further discussion of commission revenue and commissions receivable.
Share-Based Compensation
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

GoHealth, Inc.	2025 Form 10-K	59

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
See Note 7, “Share-Based Compensation Plans,” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for further discussion of share-based compensation.
Intangible, Long-lived, and Operating Lease ROU Assets

During the twelve months ended December 31, 2025 the Company identified indicators of impairment related to its indefinite-lived intangible assets and long-lived assets, primarily related to revised long-term forecasts, reflecting the Company’s intentional pullback on Medicare Advantage activities in response to tightening health plan economics such as a reduction in the number of marketable and/or commissionable plans offered by health plan partners. The revised forecasts led to a reduction in the projected future cash flows associated with the Company’s trade name, developed technology and customer relationships and other long-lived assets, triggering an interim impairment assessment. The Company first tested its indefinite-lived trade name intangible asset. The revised forecast led to a reduction in the projected future cash flows associated with the trade name resulting in a $73.0 million impairment charge for the twelve months ended December 31, 2025, which are included in “Indefinite and long-lived asset impairment charges” on the Consolidated Statements of Operations. The Company also tested its long-lived assets for impairment by first performing a recoverability test, comparing projected undiscounted cash from the use and eventual disposition of the asset group to its carrying value. The recoverability test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the Company’s asset group. The Company then compared the fair value of the asset group to its carrying value to measure the amount of impairment to record. The impairment charge was then allocated to individual long-lived assets in accordance with ASC 360. As a result, the Company recorded intangible asset impairment charges of $159.0 million for the twelve months ended December 31, 2025 to write down the carrying value of its definite-lived amortizable intangible assets to zero. The Company also recorded impairment charges related to capitalized software, property and equipment and ROU assets of $28.0 million for the twelve months ended December 31, 2025.

In connection with our annual indefinite-lived impairment test performed as of November 30, 2023, the Company determined that the fair value of our indefinite-lived trade names no longer exceeded their carrying value. As a result, during the twelve months ended December 31, 2023, we recorded an indefinite-lived trade names impairment charge of $10.0 million to write down the carrying value of the indefinite-lived trade names to their fair value which is included in “Indefinite and long-lived asset impairment charges” on the Consolidated Statements of Operations. As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $2.7 million in operating lease impairment charge for the twelve months ended December 31, 2023, which are included in “Indefinite and long-lived asset impairment charges” on the Consolidated Statements of Operations. There were no impairment charges in 2024.

Determination of fair value of the trade name involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered a level 3 input in the fair value hierarchy. Determination of the fair value of other long-lived assets involves utilizing the income approach which contains significant estimates and assumptions about forecasted revenue, expenses, and discount rates which are also considered level 3 inputs in the fair value hierarchy. Determination of the fair values of operating lease ROU assets were estimated using a discounted cash flow approach on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy. There are additional estimates and assumptions used to arrive at estimated future cash flows, including discount rate, downtime, abatement and commissions. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.

GoHealth, Inc.	2025 Form 10-K	60

For further discussion of each of the assets impacted by impairments in 2025 see Note 4, "Intangible Assets, Net", Note 2, “Balance Sheet Accounts”, Property, Equipment and Capitalized Software, Net and Note 11, “Leases” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.
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

As of December 31, 2025 and December 31, 2024, the Company determined that a $1.3 million and $1.1 million liability related to the Tax Receivable Agreement arose from the Transactions, respectively. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time. See Note 9, “Income Taxes” to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for further discussion of the TRA.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include disclosure under this item.

GoHealth, Inc.	2025 Form 10-K	61

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GoHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoHealth, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles

Basis for Opinion

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

GoHealth, Inc.	2025 Form 10-K	62

Revenue recognition: Estimated constrained lifetime value of commission revenue
Description of the Matter	The Company recognized commission revenue of approximately $273 million in 2025 and the related commissions receivable was approximately $925 million at December 31, 2025. As described in Notes 1 and 10 to its consolidated financial statements, the Company’s commission revenue is recognized as the expected amount of initial commissions received from the health plan partners and any renewal commissions to be paid as the policyholder remains with the same insurance product, also known as the constrained lifetime value (“LTV”) of the policy. Cash collections from commissions receivable represent a significant source of liquidity.

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

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the methodology used and significant assumptions discussed above, testing the completeness and accuracy of the underlying data used by the Company, comparing contract terms to the underlying data, and agreeing amounts to cash receipts. We involved our valuation specialists to assist in our testing of the estimated persistency of policyholders by performing certain independent calculations. We inspected and compared the results of the Company’s retrospective review analysis of historical estimates for certain vintages to historical cash collection experience, including reperforming the calculations and assessing the completeness and accuracy of the underlying data used. In addition, we performed inquiries of key personnel regarding their evaluation of adjustments to LTV. We also inspected analyst reports, press releases, and other relevant third-party data for contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
March 31, 2026

GoHealth, Inc.	2025 Form 10-K	63

CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Twelve months ended Dec. 31,
	2025	2024	2023
Net revenues	361,845	798,894	734,671
Operating expenses:
Revenue share	96,126	130,612	158,961
Marketing and advertising	116,379	235,696	205,042
Consumer care and enrollment	106,045	222,414	209,234
Technology	34,904	41,046	43,302
General and administrative	90,789	82,116	93,069
Amortization of intangible assets	70,542	94,057	94,057
Indefinite and long-lived asset impairment charges	259,961	—	12,687
Total operating expenses	774,746	805,941	816,352
Income (loss) from operations	(412,901)	(7,047)	(81,681)
Interest expense	87,320	72,868	69,472
Gain on bargain purchase	—	(84,492)	—
Loss on extinguishment of debt	1,655	10,463	—
Other (income) expense, net	(786)	(834)	(37)
Income (loss) before income taxes	(501,090)	(5,052)	(151,116)
Income tax expense (benefit)	(3,335)	2,267	154
Net income (loss)	(497,755)	(7,319)	(151,270)
Net income (loss) attributable to noncontrolling interests	(240,629)	(4,391)	(88,013)
Net income (loss) attributable to GoHealth, Inc.	$(257,126)	$(2,928)	$(63,257)
Net loss per share (Note 8):
Net income (loss) per share of Class A common stock — basic and diluted	$(20.17)	$(0.66)	$(7.19)
Weighted-average shares of Class A common stock outstanding — basic and diluted	12,940	9,980	9,292
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-K	64

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve months ended Dec. 31,
	2025	2024	2023
Net income (loss)	$(497,755)	$(7,319)	$(151,270)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	182	(55)	42
Comprehensive income (loss)	(497,573)	(7,374)	(151,228)
Comprehensive income (loss) attributable to noncontrolling interests	(240,539)	(4,422)	(87,988)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(257,034)	$(2,952)	$(63,240)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-K	65

GOHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	Dec. 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,904	$40,921
Accounts receivable, net of allowance for doubtful accounts of $5 in 2025 and $1 in 2024	72	4,452
Commissions receivable - current	239,644	320,399
Prepaid expense and other current assets	13,168	34,639
Total current assets	285,788	400,411
Commissions receivable - non-current	685,527	733,161
Operating lease ROU asset	9,621	19,317
Property, equipment, and capitalized software, net	5,147	29,320
Intangible assets, net	—	302,497
Other long-term assets	1,297	3,717
Total assets	$987,380	$1,488,423
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,924	$14,591
Accrued liabilities	34,647	121,346
Commissions payable - current	63,947	98,771
Short-term operating lease liability	7,160	5,705
Deferred revenue	25,493	53,720
Current portion of long-term debt	—	39,500
Other current liabilities	3,329	4,419
Total current liabilities	141,500	338,052
Non-current liabilities:
Commissions payable - non-current	156,532	177,656
Long-term operating lease liability	28,694	34,900
Long-term debt, net of current portion	636,740	447,865
Deferred tax liability	18,588	22,350
Other non-current liabilities	10,645	9,200
Total non-current liabilities	851,199	691,971
Commitments and Contingencies (Note 12)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both December 31, 2025 and December 31, 2024. Liquidation preference of $58.5 million and $54.6 million as of December 31, 2025 and December 31, 2024, respectively.	56,886	52,962
Stockholders’ equity (Deficit):
Class A common stock – $0.0001 par value; 1,100,000 shares authorized; 16,984 and 10,614 shares issued; 16,191 and 10,292 shares outstanding as of December 31, 2025 and December 31, 2024, respectively.	1	1
Class B common stock – $0.0001 par value; 615,825 and 615,917 shares authorized as of December 31, 2025 and 2024, respectively; 12,621 and 12,711 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both December 31, 2025 and December 31, 2024.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both December 31, 2025 and December 31, 2024.	—	—
Treasury stock – at cost; 793 and 322 shares of Class A common stock as of December 31, 2025 and December 31, 2024, respectively.	(9,371)	(4,150)
Additional paid-in capital	727,635	669,346
Accumulated other comprehensive income (loss)	(59)	(151)
Accumulated deficit	(680,334)	(423,208)
Total stockholders’ equity attributable to GoHealth, Inc.	37,873	241,839
Non-controlling interests	(100,078)	163,599
Total stockholders’ equity (deficit)	(62,205)	405,438
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$987,380	$1,488,423
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-K	66

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Twelve months ended Dec. 31, 2025
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2025	10,614	$1	12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599	$405,438
Net loss								(257,126)		(240,629)	(497,755)
Issuance of Class A common shares related to share-based compensation plans	1,514	—					510				510
Issuance of Class A common shares in connection with credit agreement amendment	4,766	—					25,112				25,112
Share-based compensation expense							13,453				13,453
Foreign currency translation adjustment									92	90	182
Class A common shares repurchased for employee tax withholdings					(471)	(5,221)					(5,221)
Dividends accumulated on Series A redeemable convertible preferred stock							(3,924)				(3,924)
Forfeitures of Time-Vesting Units			—	—							—
Redemption of LLC Interests	90	—	(90)	—			23,138			(23,138)	—
Balance at Dec. 31, 2025	16,984	$1	12,621	$1	(793)	$(9,371)	$727,635	$(680,334)	$(59)	$(100,078)	$(62,205)

	Twelve months ended Dec. 31, 2024
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2024	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653
Net loss								(2,928)		(4,391)	(7,319)
Issuance of Class A common shares related to share-based compensation plans	691	—					1,298				1,298
Share-based compensation expense							11,807				11,807
Foreign currency translation adjustment									(24)	(31)	(55)
Repurchase of shares to satisfy employee tax withholding obligations					(149)	(1,510)					(1,510)
Dividends accumulated on Series A redeemable convertible preferred stock							(3,661)				(3,661)
Forfeitures of Time-Vesting Units			(3)	—							—
Redemption of LLC Interests	100	—	(100)	—			5,843			(6,618)	(775)
Balance at Dec. 31, 2024	10,614	$1	12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599	$405,438

GoHealth, Inc.	2025 Form 10-K	67

	Twelve months ended Dec. 31, 2023
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Stockholders’ Equity
Balance at Jan. 1, 2023	8,963	$1	13,054	$1	(13)	$(345)	$626,269	$(357,023)	$(144)	$273,640	$542,399
Net loss								(63,257)		(88,013)	(151,270)
Issuance of Class A common shares related to share-based compensation plans	625	—					939				939
Share-based compensation expense							19,549				19,549
Foreign currency translation adjustment									17	25	42
Repurchase of shares to satisfy employee tax withholding obligations					(160)	(2,295)					(2,295)
Dividends accumulated on Series A redeemable convertible preferred stock							(3,566)				(3,566)
Forfeitures of Time-Vesting Units			(5)	—							—
Redemption of LLC Interests	235	—	(235)	—			10,868			(11,013)	(145)
Balance at Dec. 31, 2023	9,823	$1	12,814	$1	(173)	$(2,640)	$654,059	$(420,280)	$(127)	$174,639	$405,653

The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-K	68

GOHEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve months ended Dec. 31,
	2025	2024	2023
Operating Activities
Net income (loss)	$(497,755)	$(7,319)	$(151,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	9,170	11,281	19,549
Depreciation and amortization	9,564	11,833	11,691
Amortization of intangible assets	70,542	94,057	94,057
Amortization of debt discount and issuance costs	7,578	8,950	3,196
Gain on bargain purchase	—	(84,492)	—
Loss on extinguishment of debt	1,655	10,463	—
Deferred tax liability	(3,762)	4,480	—
Non-cash lease expense	2,976	4,039	4,016
Other non-cash items, net	(346)	3	(902)
Accrued interest payable in kind	39,327	—	—
Indefinite and long-lived asset impairment charges	259,961	—	12,687
Changes in assets and liabilities:
Accounts receivable	4,379	(2,168)	5,386
Commissions receivable	128,447	(51,364)	119,706
Prepaid expenses and other assets	22,554	14,952	7,512
Accounts payable	(7,667)	(5,060)	2,556
Accrued liabilities	(86,649)	27,644	32,920
Deferred revenue	(28,228)	1,317	1,809
Commissions payable	(55,949)	(45,560)	(47,954)
Operating lease liabilities	(2,894)	(6,100)	(8,731)
Other liabilities	5,150	(8,563)	2,913
Net cash provided by (used in) operating activities	(121,947)	(21,607)	109,141
Investing Activities
Acquisition of business, net	—	17,536	—
Purchases of property, equipment and software	(8,248)	(13,729)	(13,732)
Net cash (used in) provided by investing activities	(8,248)	3,807	(13,732)
Financing Activities
Proceeds from borrowings	137,999	558,251	—
Repayment of borrowings	(2,375)	(556,047)	(15,336)
Payment of debt discount and issuance costs	(8,408)	(33,126)	—
Repurchase of shares to satisfy employee tax withholding obligations	(5,221)	(1,510)	(2,295)
Proceeds from stock option exercises	1	399	91
Payment of preferred stock dividends	—	—	(3,566)
Net cash provided by (used in) financing activities	121,996	(32,033)	(21,106)
Effect of exchange rate changes on cash and cash equivalents	182	(55)	42
Increase (decrease) in cash and cash equivalents	(8,017)	(49,888)	74,345
Cash and cash equivalents at beginning of period	40,921	90,809	16,464
Cash and cash equivalents at end of period	$32,904	$40,921	$90,809
Supplemental Disclosure of Cash Flow Information
Interest paid	$45,813	$65,531	$55,345
Income taxes paid	$432	$416	$548
Non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable	$—	$252	$2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

GoHealth, Inc.	2025 Form 10-K	69

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

For further discussion of GoHealth’s business, refer to Item 1, “Business” and the Liquidity and Going Concern section of Note 1 of this Annual Report on Form 10-K.
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
Liquidity and Going Concern

These Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business within twelve months after the date that these Consolidated Financial Statements are issued.

Under the Company’s Superpriority Credit Agreement and Amendment No. 14 to its existing term loan (as defined and described further in Note 5, “Long-Term Debt”), the Company is required to meet minimum liquidity covenants and make scheduled principal and interest payments. As of December 31, 2025, the Company was in compliance with all of its financial covenants; however, management’s current financial projections indicate that, based on the Company’s current business plan, there is a significant likelihood that the Company will be unable to maintain compliance with its covenants within the twelve months after these Consolidated Financial Statements are issued, unless the mitigating plans described below are implemented successfully. In the event we are unable to satisfy our financial covenants, our lenders may not waive compliance and could elect to declare a default or event of default and accelerate the repayment of our borrowings. The Company does not have sufficient liquidity to repay it’s debt obligations should their maturity be accelerated.

To mitigate these uncertainties, management has implemented and continues to implement various operational initiatives which include further cost savings measures which have been approved by our Board of Directors, in order to maintain compliance with the Company’s debt covenants for the twelve months following the date these financial statements are issued. Management believes it is probable these plans will be successfully implemented to alleviate non-compliance with our debt covenants during the twelve months following the date these financial statements are issued. In addition, we are continuing to engage in discussions with our lenders, financial advisors, and other parties regarding potential modifications to our capital structure through refinancings, mergers, acquisitions, restructurings, or other strategic alternatives. There can be no assurance that any

GoHealth, Inc.	2025 Form 10-K	70

such discussions or potential alternatives, will result in any particular outcome or that we will be able to successfully implement any strategic alternatives or realize any anticipated benefits therefrom.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
As of December 31, 2025, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 100.0%, or $0.7 million, of the combined total. As of December 31, 2024, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 74.6%, or $17.6 million, of the combined total.
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
Commissions Receivable
Commissions receivable are contract balances that represent estimated variable consideration for commissions to be received from health plan partners for performance obligations that have been satisfied. The current portion of commissions receivable are commissions expected to be received within one year and are a significant source of liquidity, while the non-current portion of commissions receivable are expected to be received beyond one year. The Company estimates the allowance for credit losses using available information from internal and external sources related to historical experiences, current conditions and forecasts. Estimates of loss are determined by using historical collections data as well as historical information obtained through research and review of other peer companies. Estimated exposure of default is determined by applying these internal and external factors to the commissions receivable balances. The Company estimates the maximum credit risk in determining the commissions receivable amount recorded on the Consolidated Balance Sheets.
Commissions Payable
Commissions payable represents estimated commissions to be paid to the Company’s external partners. The current portion of commissions payable are commissions expected to be paid within one year, while the non-current portion of commissions payable are expected to be paid beyond one year.
Property, Equipment, and Capitalized Software, Net

GoHealth, Inc.	2025 Form 10-K	71

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
Leases
The Company has entered into operating lease agreements primarily consisting of real estate. At inception of the arrangement, the Company determines if an arrangement is a lease. If an arrangement contains a lease, the Company recognizes a ROU asset and a lease liability on the Consolidated Balance Sheets at lease commencement. The Company has elected the practical expedient to apply the short-term lease recognition exemption for leases with an initial term of twelve months or less.
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
The Company has lease agreements with lease and non-lease components. The Company elected the practical expedient to not separate non-lease components from the associated lease components and account for each separate lease component and its associated non-lease components as a single lease component. The Company has applied this accounting policy election to all underlying asset classes.
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

GoHealth, Inc.	2025 Form 10-K	72

appropriate royalty and discount rates. See Note 3 “Fair Value Measurements,” for further discussion of indefinite-lived intangible asset impairment charges.
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
Medicare Revenue
Medicare Agency Revenue

GoHealth, Inc.	2025 Form 10-K	73

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
On a quarterly basis, the Company re-estimates LTV at a vintage level for outstanding vintages, which takes into account cash received as compared to the original estimates and reviews and monitors changes in the data used to estimate LTV. Changes in LTV may result in an increase or a decrease to revenue and a corresponding change to commissions receivable. The Company analyzes these differences and to the extent the Company believes differences in the estimates are indicative of a change to prior period LTVs, the Company will adjust revenue for the affected vintages at the time such determination is made and when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. For the twelve months ended December 31, 2025, 2024 and 2023, the Company recorded no revenue adjustments.
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

GoHealth, Inc.	2025 Form 10-K	74

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
Advertising expenses consist of costs incurred to acquire consumers through online, television and direct mail advertisements. Advertising costs incurred during the twelve months ended December 31, 2025, 2024 and 2023, totaled $104.9 million, $201.7 million and $188.3 million, respectively. Advertising costs are expensed as incurred.

GoHealth, Inc.	2025 Form 10-K	75

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
The Company contributes 50% of the first 4% of compensation a participant contributes to the Plan. These matching contributions are expensed as incurred. The Company recognized expense of $1.8 million, $2.1 million and $2.1 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively, related to these matching contributions.
Contingencies
The Company analyzes whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, the Company records the loss at management’s best estimate of the loss, or when a best estimate cannot be made, a minimum loss

GoHealth, Inc.	2025 Form 10-K	76

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
See Note 14, “Acquisitions”, for additional information regarding the Company’s business combinations.
Seasonality
Refer to discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Annual Report on Form 10-K.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures (“ASU 2023-09”). The pronouncement enhances required income tax disclosures. The pronouncement requires disclosure of specific categories and reconciling items included in the rate reconciliation, disaggregation between federal, state and local income taxes paid, and disclosure of income taxes paid by jurisdictions over a certain threshold. Additionally, the pronouncement eliminates certain disclosures related to unrecognized tax benefits. The Company adopted ASU 2023-09 in our consolidated financial statements and related disclosures. Beyond additional required disclosures, adoption of the ASU did not have an impact on our consolidated financial statements. Refer to Note 9, “Income Taxes” for more information.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This pronouncement updates the guidance on capitalization of internal-use software, including removing the development stages utilized for evaluation of when certain activities are capital eligible. The ASU instead provides that an entity is required to start capitalizing eligible software development costs when (1)

GoHealth, Inc.	2025 Form 10-K	77

management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended, which is referred to as the “probable-to-complete recognition threshold”. This probable-to- complete threshold includes an evaluation of whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for fiscal years beginning after December 15, 2027. The Company is currently in the process of evaluating the impacts this amendment will have on our internal-use software capitalization policy.
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
2. BALANCE SHEET ACCOUNTS
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Dec. 31,
(in thousands)	2025	2024
Beginning balance	$1,053,560	$911,697
Commission revenue(1)	277,083	515,724
Cash receipts	(405,530)	(464,364)
Allowance for credit losses	58	(22)
Acquisition of business	—	90,525
Ending balance	925,171	1,053,560
Less: Commissions receivable - current	239,644	320,399
Commissions receivable - non-current	$685,527	$733,161

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
Property, Equipment and Capitalized Software, Net
Property, equipment, and capitalized software, net, consist of the following:

	Dec. 31,
(in thousands)	2025	2024
Computer equipment	$4,686	$7,251
Leasehold improvements	10,323	10,323
Office equipment and furniture	1,134	1,134
Property and equipment	16,143	18,708
Capitalized software	47,066	38,821
Less: Accumulated depreciation and amortization	(58,062)	(28,209)
Property, equipment and capitalized software, net	$5,147	$29,320
Depreciation expense related to property and equipment was $2.6 million, $3.7 million and $3.9 million, for the twelve months ended December 31, 2025, 2024 and 2023 respectively.

GoHealth, Inc.	2025 Form 10-K	78

Amortization expense related to capitalized software was $7.0 million, $8.1 million and $7.8 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	Dec. 31,
(in thousands)	2025	2024
Bonuses and commissions	$1,895	$27,104
Payroll	5,289	16,100
Marketing costs	2,811	26,185
Interest expense	4,101	9,498
Accrued payments for revenue share	13,309	29,807
Other accrued expenses	7,242	12,652
Accrued liabilities	$34,647	$121,346
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
The Company recorded long-lived asset impairment charges of $260.0 million, for the twelve months ended December 31, 2025 which is included in “Indefinite and long-lived asset impairment charges” on the Consolidated Statements of Operations.

During the twelve months ended December 31, 2025, the Company identified indicators of impairment related to its indefinite-lived intangible assets and long-lived assets, primarily related to revised long-term forecasts, reflecting the Company’s intentional pullback on Medicare Advantage activities in response to tightening health plan economics such as a reduction in the number of marketable and/or commissionable plans offered by health plan partners. The revised forecasts led to a reduction in the projected future cash flows associated with the Company’s trade name, developed technology and customer relationships and other long-lived assets, triggering an interim impairment assessment. The Company first tested its indefinite-lived trade name intangible asset. The revised forecast led to a reduction in the projected future cash flows associated with the trade name resulting in a $73.0 million impairment charge for the twelve months ended December 31, 2025, which is included in “Indefinite and long-lived asset impairment charges” on the Consolidated Statements of Operations. The Company also tested its long-lived assets for impairment by first performing a recoverability test, comparing projected undiscounted cash from the use and eventual disposition of the asset group to its carrying value. The recoverability test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the Company’s asset group. The Company then compared the fair value of the asset group to its carrying value to measure the amount of impairment to record. The impairment charge was then allocated to individual long-lived assets in accordance with ASC 360. As a result, the Company recorded intangible asset impairment charges of $159.0 million for the twelve months ended December 31, 2025 to write down the carrying value of its definite-lived amortizable intangible assets to zero. The Company also recorded impairment charges related to capitalized software, and property and equipment, and ROU assets of $28.0 million for the twelve months ended December 31, 2025.

In connection with our annual indefinite-lived impairment test performed as of November 30, 2023, the Company determined that the fair value of our indefinite-lived trade names no longer exceeded their carrying value. As a result, during the twelve months ended December 31, 2023, we recorded an indefinite-lived trade names impairment charge of $10.0 million to write down the carrying value of the indefinite-lived trade names to their fair value which is included in “Indefinite and long-lived asset

GoHealth, Inc.	2025 Form 10-K	79

impairment charges” on the Consolidated Statements of Operations. As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $2.7 million in operating lease impairment charge for the twelve months ended December 31, 2023, which are included in “Indefinite and long-lived asset impairment charges” on the Consolidated Statements of Operations. There were no impairment charges in 2024.

Determination of fair value of the trade name involves utilizing the relief-from-royalty under the income approach which contains significant estimates and assumptions including, among others, revenue projections as well as selecting appropriate royalty and discount rates, which are considered a level 3 input in the fair value hierarchy. Determination of the fair value of other long-lived assets involves utilizing the income approach which contains significant estimates and assumptions about forecasted revenue, expenses, and discount rates which are also considered level 3 inputs in the fair value hierarchy. Determination of the fair values of operating lease ROU assets were estimated using a discounted cash flow approach on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy. There are additional estimates and assumptions used to arrive at estimated future cash flows, including discount rate, downtime, abatement and commissions. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value. Weakening industry or economic trends, disruptions to the Company's business, changes in discount rate assumptions, unexpected significant changes or planned changes in the use of the assets or in the Company’s entity structure are all factors which may adversely impact the assumptions used in the valuation.

4. INTANGIBLE ASSETS, NET
Intangible Assets
During the year ended December 31, 2025, the Company determined that the fair value of its indefinite-lived trade names and definite-lived amortizable intangible assets no longer exceeded their carrying values. As a result, the Company recorded intangible asset impairment charges of $232.0 million for the twelve months ended December 31, 2025, to write down the carrying values of the indefinite-lived trade names and definite-lived amortizable intangible assets to zero. There was no impairment of assets for the twelve months ended December 31, 2024. For the twelve months ended December 31, 2023, the Company recorded an indefinite-lived trade names impairment charge of $10.0 million.
The gross carrying amounts, accumulated amortization and net carrying amounts of the Company’s definite-lived amortizable intangible assets, as well as its indefinite-lived intangible trade names, are as follows:

	Dec. 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Developed technology	$496,000	$428,686	$67,314	$—
Customer relationships	232,000	140,360	91,640	—
Total intangible assets subject to amortization	$728,000	$569,046	$158,954	$—
Indefinite-lived trade names				—
Total intangible assets				$—

	Dec. 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$496,000	$375,543	$120,457
Customer relationships	232,000	122,960	109,040
Total intangible assets subject to amortization	$728,000	$498,503	$229,497
Indefinite-lived trade names			73,000
Total intangible assets			$302,497

5. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

GoHealth, Inc.	2025 Form 10-K	80

	Dec. 31,
(in thousands)	2025	2024
Term Loan Facilities	$688,464	$475,000
Revolving Credit Facilities	—	30,000
Less: Unamortized debt discount and issuance costs	(51,724)	(17,635)
Total debt	636,740	487,365
Less: Current portion of long-term debt	—	(39,500)
Total long-term-debt	$636,740	$447,865
Maturities of long-term debt for each of the next five years is as follows:

(in thousands)
2026	$—
2027	9,500
2028	9,500
2029	669,464
2030	—
Thereafter	—
Total	$688,464
Existing Credit Agreement
On November 4, 2024 (the “Effective Date”), Norvax (the “Borrower”) entered into the Amendment and Restatement Agreement (the “Existing Credit Agreement”) to provide for, among other provisions as further described below, a class of term loan facilities (the “New Term Loan Facility” or “Existing Term Loans”) in an aggregate principal amount equal to $475.0 million. Starting on March 31, 2025, principal repayments equal to 2.00% per annum of the initial principal balance were made in equal quarterly installments. In March 2025, the Borrower repaid $2.4 million under this facility. Prior to Amendment No. 14 (as defined and further described below), at the option of the Borrower, the Existing Term Loan Facility bore interest at either (i) ABR plus 6.50% per annum or (ii) Adjusted Term SOFR plus 7.50% per annum. To the extent not previously paid, the Existing Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029.
In addition to the Existing Term Loan Facility, the Existing Credit Agreement provided for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). The Class A Revolving Credit Facility bore interest at either (i) ABR plus 5.50% per annum or (ii) SOFR plus 6.50% per annum. The Borrower was required to pay a commitment fee of 0.50% per annum on undrawn amounts under the Class A Revolving Credit Facility. The Class A-1 Revolving Credit Facility was to be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to June 30, 2025 (which was then further extended pursuant to Amendment No. 13 and Amendment No. 14). Following the entry into Amendment No. 14, the Class A-1 Revolving Credit Facility was terminated.
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

GoHealth, Inc.	2025 Form 10-K	81

6, 2025), (ii) terminate all Class A revolving commitments and extend the maturity date of the remaining Class A revolving loans outstanding to August 5, 2029 (the “Class A Loans”), (iii) permit the Borrower to pay in-kind a portion of the interest on the outstanding Existing Term Loans and Class A Loans with such loan accruing interest at a rate equal to Adjusted Term SOFR plus 8.00% per annum, of which an amount of interest equal to at least Adjusted Term SOFR plus 4.50% is payable in cash with the remainder of such interest paid in-kind and (iv) waive the principal payments of the Existing Term Loans until December 31, 2026. Following Amendment No. 14, amounts repaid or prepaid in respect of the Class A Loans may not be reborrowed. As consideration for, and as a condition to, the lenders’ entry into Amendment No. 14, on August 6, 2025, the Company issued to lenders (or their affiliates) holding Class A Loans and Existing Term Loans (for these purposes, the “Subscribers”), pro rata based on their respective holdings thereof, an aggregate of 4,766,219 shares of Class A common stock. Both the New Class A Revolving Credit Facility and the Class A-1 Revolving credit facility were terminated with Amendment No. 14 and as a result there were no outstanding balances as of December 31, 2025. As of December 31, 2024 the Company had $30.0 million outstanding under the New Class A Revolving Credit Facility and no amounts outstanding under the Class A-1 Revolving Credit Facility. The New Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility had a remaining capacity of $58.5 million and $35.0 million, respectively, as of December 31, 2024.

Superpriority Credit Agreement
On August 6, 2025 (the “Closing Date”), the Borrower entered into the Superpriority Senior Secured Credit Agreement (the “Superpriority Credit Agreement”). The Superpriority Credit Agreement governs a senior secured superpriority term loan facility in an aggregate principal amount of $115.0 million (the “Superpriority Facility”) consisting of (a) $80.0 million in new-money term loans (together, the “New Money Term Loans”), of which (i) $40.0 million was funded on the closing date (the “Initial New Money Term Loans”) and (ii) $40.0 million is available as delayed-draw term loans (the “Delayed Draw Term Loans”), and (b) $35.0 million of roll-up term loans funded on the closing date (the “Roll-Up Term Loans” and together with the New Money Term Loans, the “Superpriority Term Loans”) resulting from the cashless conversion of a corresponding amount of Class A Loans at par that were outstanding under the Existing Credit Agreement into term loans on a dollar-for-dollar basis. Provided that no default or event of default has occurred and is continuing, the Delayed Draw Term Loans will be available to the Borrower on or after October 1, 2025, with the aggregate principal amount of such loans funded prior to November 1, 2025 not to exceed $15.0 million and prior to December 1, 2025, not to exceed $30.0 million, with the full amount available thereafter. Pursuant to this agreement, the Company had drawn the full $40.0 million of the Delayed Draw Term Loans as of December 31, 2025.
The Superpriority Facility matures on August 5, 2029. The New Money Term Loans bear interest in cash, at the Borrower’s election from time to time, at either (i) Adjusted Term SOFR plus 5.50% per annum or (ii) ABR plus 4.50% per annum. The Roll-Up Term Loans bear interest and have payment and prepayment terms substantially consistent with the Class A Loans.
Additionally, the New Money Term Loans are subject to (i) a 2.00x multiple-on-invested-capital (“MOIC”), payable in cash upon partial or full repayment, prepayment, maturity or (ii) acceleration of the New Money Term Loans. The MOIC steps down to 1.75x for repayments occurring on or after January 1, 2026 but prior to April 1, 2027 and to 1.50x for repayments occurring on or after the closing date of the Superpriority Facility and prior to January 1, 2026. The MOIC payable is accrued over the term of the New Money Term Loans using the effective interest method. As of December 31, 2025, the Company had recorded a liability of $3.1 million related to the MOIC payable which is recorded in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets and included in the outstanding principal balance of the New Money Term Loans.
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
As of December 31, 2025 and December 31, 2024, the Borrower had a principal amount of $688.5 million and $475.0 million outstanding under the Existing Term Loan Facility, respectively. The effective interest rate of the Existing Term Loan Facility was 14.43% and 12.06% as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, the Company had no amounts outstanding under the class A Revolving Credit Facility. Following the entry into Amendment No. 14, revolving commitments under the Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility were terminated and amounts repaid or prepaid in respect to the Class A Loans may not be reborrowed. As of December 31, 2024, the Company had a principal amount of $30.0 million outstanding under the Class A Revolving Credit Facility and a remaining capacity of $58.5 million.
Guarantees and Security
Blizzard Midco, LLC, the Borrower and certain other subsidiaries of the Company are guarantors of the Borrower’s obligations under the Existing Credit Agreement. In addition, the obligations of the Borrower are secured by a first priority lien on

GoHealth, Inc.	2025 Form 10-K	82

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
Covenants and Other Matters
The Existing Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of December 31, 2025.
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
6. STOCKHOLDERS' EQUITY (DEFICIT)
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

GoHealth, Inc.	2025 Form 10-K	83

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
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the twelve months ended December 31, 2025, 2024, and 2023 were 49.4%, 56.2% and 58.2%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both December 31, 2025 and 2024, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).

The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the twelve months ended December 31, 2025 and 2024, the Company accrued $3.9 million and $3.7 million, respectively, of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Consolidated Balance Sheets. For the twelve months ended December 31, 2023, the Company paid $3.6 million in cash dividends relating to the Series A redeemable convertible preferred stock.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of December 31, 2025 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder

GoHealth, Inc.	2025 Form 10-K	84

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

GoHealth, Inc.	2025 Form 10-K	85

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

Issuance of Shares of Class A Common Stock

As consideration for, and as a condition to, the lenders’ entry into Amendment No. 14 to the Existing Credit Agreement, on August 6, 2025, the Company issued to lenders (or their affiliates) holding Class A Revolving Loans and Existing Term Loans (for these purposes, the “Subscribers”), pro rata based on their respective holdings thereof, an aggregate of 4,766,219 shares of Class A common stock, which represented an aggregate of 19.99% of the total issued and outstanding shares of the Company’s Class A common stock and Class B common stock, calculated immediately prior to the consummation of the transactions contemplated by Amendment No. 14, or 16.66% post-closing. Pursuant to a Registration Rights Agreement among the Company and the Subscribers (as amended), the Subscribers are entitled to certain customary registration rights with respect to the shares issued to them. Refer to Note 5, “Long-Term Debt”, for more information.
7. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense by operating function for the periods presented:

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Marketing and advertising	$282	$253	$328
Consumer care and enrollment	715	1,098	2,307
Technology	953	1,041	3,000
General and administrative	7,220	8,889	13,929
Total share-based compensation expense	$9,170	$11,281	$19,564
2020 Incentive Award Plan
During 2020, the Company adopted the 2020 Incentive Award Plan, which became effective on July 14, 2020. The number of Class A shares available for issuance will be increased annually on January 1st of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (A) 5% of the shares of the Company’s Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares as determined by the Board of Directors. The number of Class A shares available for issuance under the 2020 Incentive Award Plan as of December 31, 2025 was 246,411 shares.
2021 Employment Inducement Award Plan
During 2021, the Board of Directors approved the adoption of the GoHealth, Inc. 2021 Employment Inducement Award Plan (as amended from time to time, the “Inducement Award Plan”). In accordance with Rule 5635(c)(4), awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board of Directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. As of December 31, 2025, there were 577,778 Class A shares available for issuance under the Inducement Award Plan.
Profits Units

GoHealth, Inc.	2025 Form 10-K	86

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
A summary of the Time-Vesting Units issued is as follows:

(in thousands except per share amounts)	Number of Time-Vesting Units	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2024	2	$35.98
Granted	—	—
Vested	(2)	35.98
Forfeited	—	—
Unvested units at Dec. 31, 2025	—	$—
Restricted Stock Units (“RSUs”)
The Company measures expense for RSUs based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of RSUs as compensation expense on a straight-line basis over the requisite service period of each award, which is generally two to three years.
A summary of the RSUs issued is as follows:

(in thousands except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units at Dec. 31, 2024	1,837	$11.85
Granted	2,108	11.70
Vested	(971)	12.33
Forfeited	(199)	11.57
Unvested units at Dec. 31, 2025	2,775	$11.59
As of December 31, 2025, there was $20.7 million of unamortized share-based compensation expense related to RSUs and these costs are expected to be recognized over a remaining weighted average period of 1.4 years.
Stock Options
The Company measures expense for stock options based on the fair value of the awards on the grant date. The Company recognizes the grant date fair value of stock options as compensation expense on a straight-line basis over the requisite service period of each award, which is generally three years.
A summary of the stock options issued to employees is as follows:

(in thousands except per share amounts)	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding at Dec. 31, 2024	442	$32.71	7.7	$519
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(21)	111.29
Outstanding at Dec. 31, 2025	421	$28.57	6.7	$—
Exercisable at Dec. 31, 2025	290	$37.71	6.4	$—

GoHealth, Inc.	2025 Form 10-K	87

(1)The aggregate intrinsic value is calculated as the product between the Company’s closing stock price as of December 31, 2025 and 2024 and the exercise price of in-the-money options as of those dates.
The fair value of stock options with a requisite service period of 3 years is determined using the Black-Scholes option pricing model using the following assumptions:

Twelve months ended Dec. 31, 2025
Risk free interest rate	3.6%
Expected volatility	88.4%
Expected life (years)	6
Expected dividend yield	0.0%
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
A summary of the PSUs issued is as follows:

(in thousands except per share amounts)	Number of PSUs	Weighted Average Fair Value at Date of Grant Per Unit
Unvested units at December 31, 2024	261	$10.88
Granted	—	—
Vested	—	—
Forfeited	(94)	8.25
Unvested units at December 31, 2025	167	12.38
2020 Employee Stock Purchase Plan
During 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to provide the Company's eligible employees with an opportunity to purchase designated shares of the Company’s Class A common stock

GoHealth, Inc.	2025 Form 10-K	88

at a price equal to 85% of the lower of the closing price at the beginning or end of each offering period. The number of shares available for issuance under the ESPP will be annually increased on January 1st of each calendar year beginning in 2021 and ending in 2030, by an amount equal to the lesser of: (i) 1% of the aggregate number of shares of the Company’s Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board of Directors. The number of shares reserved for issuance at December 31, 2025 was 16,926 shares.
Stock Appreciation Rights
On June 6, 2022, the Founders were each granted two stock appreciation rights ("SARs") under the 2020 Plan. The first SAR commenced on June 6, 2022, and the second SAR commenced on June 21, 2023. Each SAR will be settled in cash with an aggregate commencement date value equal to $1.5 million (the number of shares determined by dividing such value by the per share Black-Scholes valuation as of the date of commencement), will have an exercise price equal to the fair market value of a share of the Company’s common stock on the date of commencement and will vest in full on the third anniversary of the date of commencement. The total initial fair value of the awards were recorded as expense at the time of the grant for the SARs with no future service requirement. The fair value of the awards with a future service requirement will be recognized on a straight-line basis over the requisite service period. The fair value of the SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. SARs are liability-classified awards, and as such, are recorded as a liability on the Consolidated Balance Sheets. As of December 31, 2025 and December 31, 2024, the Company had a share-based compensation liability related to the SARs of $0.2 million and $4.5 million, respectively.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Twelve months ended Dec. 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net loss	$(497,755)	$(7,319)	$(151,270)
Less: Net loss attributable to non-controlling interests	(240,629)	(4,391)	(88,013)
Net loss attributable to GoHealth, Inc.	(257,126)	(2,928)	(63,257)
Less: Dividends paid on redeemable convertible preferred stock	3,924	3,661	3,566
Net loss attributable to common stockholders	(261,050)	(6,589)	(66,823)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	12,940	9,980	9,292
Net loss per share of Class A common stock—basic and diluted	$(20.17)	$(0.66)	$(7.19)
The following number of shares were excluded from the calculation of diluted income (loss) per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

	Dec. 31,
(in thousands)	2025	2024	2023
Equity awards	3,296	2,488	1,973
Redeemable convertible preferred stock	4,113	3,989	3,873
Class B common stock	12,621	12,711	12,814
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
9. INCOME TAXES

GoHealth, Inc.	2025 Form 10-K	89

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
The components of income (loss) before income taxes are as follows:

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Domestic	$(500,179)	$(5,365)	$(151,321)
Foreign	(911)	313	205
Income (loss) before income taxes	$(501,090)	$(5,052)	$(151,116)
The components of income tax expense (benefit) are as follows:

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Current income taxes:
Federal	$61	$—	$7
State and local	246	431	4
Foreign	109	118	140
Total current income taxes	416	549	151
Deferred income taxes:
Federal	(3,381)	1,555	—
State and local	(113)	163	—
Foreign	(257)	—	3
Total deferred income taxes	(3,751)	1,718	3
Income tax (benefit) expense	$(3,335)	$2,267	$154
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the year ended December 31, 2025 is as follows:

	Twelve months ended Dec. 31,
	2025
U.S. statutory tax rate	21.0%	$(105,421)
State taxes, net of the federal benefit(1)	1.2%	(6,120)
Nontaxable or nondeductible items
Loss attributable to non-controlling interests	(9.8)%	49,265
Other	(0.3)%	1,494
Change in valuation allowance	(10.9)%	54,867
Effect of changes in tax laws or rates enacted in the current period	(0.5)%	2,338
Foreign tax differences	0.0%	15
Other	0.0%	227
Effective tax rate	0.7%	(3,335)
(1)State taxes in Texas make up the majority of the tax effect in this category.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2024 and 2023, respectively is as follows:

GoHealth, Inc.	2025 Form 10-K	90

	Twelve months ended Dec. 31
	2024	2023
Expected U.S. federal income tax expense at statutory rate	21.0%	21.0%
State taxes, net of the federal benefit	11.9%	1.2%
Loss attributable to non-controlling interests	(235.4)%	(12.2)%
Change in valuation allowance	(192.9)%	0.8%
Change in deferred tax rate	(1.4)%	(9.5)%
Bargain gain (1)	351.2%	0.0%
Other	0.7%	(1.4)%
Effective tax rate	(44.9)%	(0.1)%
(1) Related to the acquisition of e-TeleQuote,as further described in Note 15, Acquisitions.

The Company’s effective tax rate for the twelve months ended December 31, 2025, 2024, and 2023, was 0.7%, (44.9)% and (0.1)%, respectively. For the twelve months ended December 31, 2025, the effective tax rate was impacted by the loss attributable to non-controlling interest and change in valuation allowance. For the twelve months ended December 31, 2024, the effective tax rate was impacted by the loss attributable to non-controlling interest, change in valuation allowance and gain on bargain purchase. For the twelve months ended December 31, 2023, the effective tax rate was impacted by the change in deferred income tax rates, the loss attributable to non-controlling interest and change in valuation allowance.

The following table presents income taxes paid, net of refunds, for the year ended December 31, 2025:

(in thousands)	2025
State	$272
Foreign - Slovakia	160
Cash paid for taxes	$432
In 2025, Slovakia was the only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid.
Deferred Taxes
The components of deferred tax assets and liabilities are as follows:

	Dec. 31,
(in thousands)	2025	2024
Deferred tax assets:
Basis in partnership investment	$142,800	$130,292
Net operating losses	144,937	113,856
Disallowed business interest	25,999	16,305
Accrued liabilities	—	778
Lease liabilities	392	476
Other	872	953
Total gross deferred tax assets	315,000	262,660
Valuation allowance	(311,967)	(258,641)
Total deferred tax assets, net of valuation allowance	3,033	4,019
Deferred tax liabilities:
Lease assets	—	(469)
Contract asset	(21,689)	(25,900)
Total gross deferred tax liabilities	(21,689)	(26,369)
Net deferred tax liabilities	$(18,656)	$(22,350)
As a result of the Transactions and the IPO, the Company acquired LLC Interests and has recognized a deferred tax asset for the difference between the financial reporting and tax basis of its investment in GHH, LLC. In addition, the Company increased its ownership in GHH, LLC during the years ended December 31, 2025 and 2024, primarily through the redemption of LLC Interests and the issuance of shares to the lenders (see Note 6 “Stockholders' Equity”). The Company recognized a reduction in deferred tax assets in the amount of $2.7 million for the year ended December 31, 2025 associated with the basis difference in

GoHealth, Inc.	2025 Form 10-K	91

our investment in GHH, LLC upon acquiring these LLC Interests. As of December 31, 2025, the total deferred tax asset related to the basis difference in the Company's investment in GHH, LLC was $142.8 million.

The Company records valuation allowances against its deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth and operating margins, among others. Based on the lack of sufficient sources of taxable income at GHH, LLC, the Company has concluded that its deferred tax assets will not be realized and has recorded a valuation allowance against all deferred tax assets as of December 31, 2025. As a corporation, e-TeleQuote separately assesses its ability to recover the deferred tax assets. At e-TeleQuote, there is a significant source of future taxable income from the reversal of the deferred contract asset. As such, the Company has determined that there is ample positive evidence to overcome the negative weight of cumulative losses. As such, valuation allowances have not been recorded against the deferred tax assets of e-TeleQuote.
As of December 31, 2025, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $585.1 million and $412.1 million, respectively. As of December 31, 2024, the Company had gross U.S. federal net operating loss carryforwards and state tax net operating loss carryforwards of $454.8 million and $341.7 million, respectively. The U.S. federal net operating losses can be carried forward indefinitely as they were generated after 2017. Certain state tax net operating loss carryforwards will begin to expire in 2026. As of both December 31, 2025 and December 31, 2024, the Company had U.S. federal credits and incentives of $0.5 million.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 31, 2025 and 2024. GoHealth, Inc. was formed in March of 2020 and did not engage in any operations prior to the Transactions and the IPO. GoHealth, Inc. filed its first tax returns for the tax year 2020 in 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although GHH, LLC is treated as a partnership for U.S. federal and state income tax purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by taxing authorities for U.S. federal and state income tax purposes. The statute of limitations has expired for tax years through 2021 for GHH, LLC and Creatix, Inc.
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
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of December 31, 2025 and December 31, 2024, the Company determined that a $1.3 million and $1.1 million liability related to the Tax Receivable Agreement arose from the Transactions, respectively. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.
10. REVENUE

GoHealth, Inc.	2025 Form 10-K	92

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The primary services provided by the Company relate to the sale and administration of Medicare insurance products through either the agency model or the non-agency model, as described below. During 2025, we revised the presentation of disaggregation of revenue to further disaggregate Other Revenue into other agency revenue and other non-agency revenue. Prior period presentation has been conformed to reflect current period presentation. Refer to Note 1, “Description of Business and Significant Accounting Policies” for more information about the Company’s revenues.
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Medicare Revenue
Medicare Agency Revenue
Commission Revenue(1)	$272,973	$506,516	$355,918
Partner Marketing and Other Revenue	32,217	75,160	87,712
Total Medicare Agency Revenue	305,190	581,676	443,630
Medicare Non-Agency Revenue	37,003	212,289	271,969
Total Medicare Revenue	342,193	793,965	715,599
Other Revenue
Other Non-Agency Revenue	18,515	3,411	9,750
Other Agency Revenue	1,137	1,518	9,322
Total Other Revenue	19,652	4,929	19,072
Total Net Revenue	$361,845	$798,894	$734,671

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

Medicare Non-Agency Revenue

GoHealth, Inc.	2025 Form 10-K	93

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
The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of December 31, 2025 and 2024 of $0.7 million and $20.9 million, respectively, which are recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. In addition, the Company had accrued payments for revenue share of $13.3 million and $29.8 million as of December 31, 2025 and 2024, respectively, which are recorded in accrued liabilities.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the twelve months ended December 31, 2025 compared to the prior year period was primarily due to less cash received as of December 31, 2025 compared to December 31, 2024 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the twelve months ended December 31, 2025, 2024 and 2023, the Company recognized revenue that was recorded in deferred revenue on the Consolidated Balance Sheets at the beginning of the respective fiscal year of $49.0 million, $51.1 million and $45.3 million, respectively.
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total revenue for the periods indicated:

GoHealth, Inc.	2025 Form 10-K	94

	Twelve months ended Dec. 31,
	2025	2024	2023
United	38.9%	28.3%	20.0%
Humana	26.5%	25.1%	28.0%
Elevance	13.3%	17.5%	19.4%
Centene	7.6%	10.5%	8.1%
Aetna	—%	10.7%	16.8%
11. LEASES
The Company has entered into operating agreements with lease periods expiring between 2026 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Consolidated Statements of Operations:

	Twelve months ended Dec. 31,
(in thousands)	2025	2024	2023
Operating lease cost	$7,036	$8,113	$7,952
Short-term lease cost (1)	3	63	57
Variable lease cost (2)	306	697	852
Sublease income	(2,896)	(2,591)	(1,577)
Total net lease expense	$4,449	$6,282	$7,284
(1)Includes costs related to leases, which at the commencement date, have a lease term of twelve months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As of December 31, 2025, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
2026	9,997
2027	7,942
2028	6,969
2029	5,948
2030	5,755
Thereafter	8,738
Total lease payments	$45,349
Less: Imputed interest	(9,495)
Present value of lease liabilities	$35,854
Supplemental cash flow information related to leases are as follows:

	Dec. 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,364	$9,826	$12,383
Non-cash activity:
Operating lease assets obtained in exchange for new lease obligations (1)	$—	$1,361	$6,735
(1)For the twelve months ended December 31, 2024, the Company recognized operating lease assets arising from operating leases of an acquiree. For the twelve months ended December 31, 2023, the Company entered into a lease agreement for its corporate headquarters in Chicago, Illinois, which commenced on July 5, 2023.
The weighted average remaining operating lease term and discount rate are as follows:

GoHealth, Inc.	2025 Form 10-K	95

	Dec. 31,
	2025	2024	2023
Weighted average remaining lease term (in years)	5.8 years	6.4 years	7.1 years
Weighted average discount rate	9.3%	9.2%	9.0%
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

On May 19, 2021, a derivative action (the “Derivative Action”) was filed in the U.S. District Court for the Northern District of Illinois, purportedly on behalf of the Company and against certain of the Company’s officers and directors. The Derivative Action alleges breaches of fiduciary duty and other claims, based on substantially the same factual allegations as those alleged in the now-resolved Securities Class Action, which had included allegations that the Registration Statement filed in connection with the IPO was negligently prepared and, as a result, contained untrue statements of material fact, omitted material facts necessary to make the statements contained therein not misleading and failed to make necessary disclosures required under the rules and regulations governing its preparation, including the Securities Act of 1933 (the “Securities Class Action”). On June 6, 2022, the Derivative Action was stayed pursuant to the parties’ stipulation. The settlement in the Securities Class Action, which was approved on May 22, 2024, did not resolve the Derivative Action. The parties in the Derivative Action have reached a settlement, the terms of which are set forth in a Stipulation and Agreement of Settlement dated December 19, 2025 (the “Stipulation”), which was filed with the Court on December 23, 2025. The settlement dismisses all claims that have been or could have been asserted in the Derivative Action in exchange for, among other things, certain corporate reforms to be implemented by the Company for a designated compliance period, subject to Court approval. On January 8, 2026, the Court entered an order preliminarily approving the Stipulation and the settlement contemplated therein, and on March 26, 2026, the Court entered an order approving the settlement and final judgment. For full details regarding the settlement, please see the full Stipulation and its exhibits posted on the investor relations portion of the Company’s website, https://investors.gohealth.com/.

On January 15, 2025, we were made aware that the Department of Justice filed a notice of intervention in a pending qui tam proceeding filed by private party relators under seal related to our arrangements with certain insurance health plan partners. On May 1, 2025, the DOJ filed a complaint in partial intervention (the “Complaint”) in the U.S. District Court for the District of Massachusetts intervening in the previously sealed case against multiple insurers who sponsor Medicare Advantage plans and multiple brokers those insurers appointed to sell their plans, including GoHealth. The relator, Andrew Shea, filed the original lawsuit in the U.S. District Court for the District of Massachusetts on behalf of the United States on November 2, 2021 under seal. The current matter is captioned United States of America ex rel. Andrew Shea v. eHealth, Inc., eHealth Insurance Services, Inc., CVS Health Corporation, Aetna Life Insurance Company, Aetna, Inc., Humana Inc., Elevance Health Inc., GoHealth, Inc., and SelectQuote, Inc., No. 21-CV-11777-DJC. The claims in both the Complaint, as well as the relator’s original complaint, are based on alleged violations of the False Claims Act and the Anti-Kickback Statute. Specifically, plaintiffs allege, in relevant part, that the Company was compensated and discriminated against individuals in violation of federal law. The Complaint seeks, among other things, treble damages, civil penalties and costs. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. The Company intends to vigorously defend against these allegations. All defendants filed motions to dismiss; however, on March 25, 2026, the Court denied substantially all of the motions. While the Company feels confident in its defenses, there can be no assurance that it will prevail or that damages awarded will not be material to the results of operations or financial condition of the Company.

13. RELATED PARTY TRANSACTIONS
The Company is party to various lease agreements with 220 W Huron Street Holdings LLC, 215 W Superior LLC and Wilson Tech 5, LLC, each of which is controlled by significant shareholders of the Company, to lease its former corporate offices in Chicago, Illinois and offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the twelve months ended December 31, 2025, 2024 and 2023, the Company made aggregate lease payments of $3.0 million, $5.5 million and $6.0 million, respectively, under these leases. The lease agreements with 220 W Huron Street Holdings LLC and 215 W Superior LLC expired during the twelve months ended December 31, 2024.
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

GoHealth, Inc.	2025 Form 10-K	96

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
The Company obtained control of e-TeleQuote without the transfer of consideration. On the Acquisition Date, the Company recognized a gain on bargain purchase of $84.5 million, which is included in the line item “Gain on bargain purchase” in the Consolidated Statements of Operations. The gain represents the excess of the acquisition-date fair value of the net assets acquired over the acquisition-date fair value of the consideration transferred. The Company determined the gain on bargain purchase is appropriate as the seller’s board of directors previously authorized the abandonment of the seller’s ownership in e-TeleQuote with a target date of September 30, 2024.

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
The Company finalized the measurement period for the acquisition date fair value of the assets and liabilities acquired as of December 31, 2024. The following table summarizes the fair values of the assets acquired and liabilities assumed on the Acquisition Date:

(in thousands)	Final Fair Value
Cash and cash equivalents	$17,536
Accounts receivable	2,013
Commissions receivable - current	17,200
Prepaid expense and other current assets	4,061
Commissions receivable - non-current	73,325
Operating lease ROU asset	1,361
Other long-term assets	198
Property, plant and equipment, net	329
Total identifiable assets acquired	116,023
Accounts payable	1,695
Accrued liabilities	7,448
Short-term operating lease liability	318
Long-term operating lease liability	1,042
Deferred tax liabilities	20,639
Other non-current liabilities	389
Total liabilities assumed	31,531
Net identifiable assets acquired	84,492
Gain on bargain purchase	(84,492)
Net assets acquired	$—
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

15. SEGMENT REPORTING

GoHealth, Inc.	2025 Form 10-K	97

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

GoHealth, Inc.	2025 Form 10-K	98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. We reviewed the results of our management’s assessment with our Audit Committee.

Our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

GoHealth, Inc.	2025 Form 10-K	99

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
Insider Trading Policy
The information concerning our insider trading policy required by this Item 10 is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the heading “Insider Trading Policy,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.
Executive Officers and Directors
The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About Our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this Item 10 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable), “Proposal 1: Election of Directors” and “Committees of the Board,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable), which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans”, which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters,” which is expected to be filed within 120 days after our fiscal year ended December 31, 2025.

GoHealth, Inc.	2025 Form 10-K	100

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
3.    Exhibits
The following documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	01-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	01-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	01-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	01-39390	3.2	9/26/2022
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of GoHealth, Inc.	8-K	01-39390	3.1	11/18/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020
4.2	Description of Registrant’s Securities	10-K	01-39390	4.2	3/16/2021
10.1	Incremental Facility Agreement and Technical Amendment No. 2 to Credit Agreement, dated as of May 7, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	S-1	333-239287	10.5	6/19/2020
10.2	Incremental Facility Agreement and Technical Amendment No. 3 to Credit Agreement, dated as of June 11, 2020, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	8/20/2020
10.3	Amendment No. 4 to the Credit Agreement and Incremental Facility Agreement, dated as of May 7, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	01-39390	10.2	5/13/2021
10.4	Amendment No. 5 to the Credit Agreement and Incremental Facility Agreement, dated as of June 11, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	6/14/2021

GoHealth, Inc.	2025 Form 10-K	101

10.5	Amendment No. 6 to the Credit Agreement and Incremental Facility Agreement, dated as of November 10, 2021, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	11/10/2021
10.6	Amendment No. 7 to the Credit Agreement and Incremental Facility Agreement, dated as of March 14, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	3/16/2022
10.7	Amendment No. 8 to the Credit Agreement, dated as of August 12, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	8-K	001-39390	10.1	8/15/2022
10.8	Amendment No. 9 to the Credit Agreement, dated as of November 9, 2022, among Norvax, LLC, as borrower, Blizzard Midco, LLC, as a guarantor, the other guarantors party thereto, Owl Rock Capital Corporation, as administrative agent, collateral agent and swingline lender and the other lenders from time to time party thereto.	10-Q	001-39390	10.1	11/14/2022
10.9	Amendment No. 10 to the Credit Agreement, dated as of March 15, 2023, among Norvax, LLC, as borrower, Owl Rock Capital Corporation, as administrative agent, collateral agent and required lenders.	8-K	001-39390	10.1	3/17/2023
10.10	Amendment No. 11 to the Credit Agreement, dated as of March 12, 2024, among Norvax, LLC, as borrower, Blue Owl Capital Corporation, as administrative agent, collateral agent and required lenders.	10-K	001-39390	10.10	3/14/2024
10.11	Amendment No. 12 to the Credit Agreement dated as of October 15, 2024, among Norvax LLC, as borrower, Blue Owl Corporation, as administrative agent, collateral agent and required lenders	10-Q	001-39390	10.3	11/7/2024
10.12	Consent Letter to the Credit Agreement, dated as of September 13, 2024, by and among the Borrower, each other Guarantor, Holdings, Blue Owl Capital Corporation, and each of the Lenders	10-Q	001-39390	10.4	11/7/2024
10.13	Amendment and Restatement Agreement, dated as of November 4, 2024, by and among Blizzard Midco, LLC, Norvax, LLC, the lenders party thereto, the issuing banks party thereto, Blue Owl Capital Corporation, as the predecessor agent, and Blue Torch Finance, LLC, as administrative agent and collateral agent	10-Q	001-39390	10.5	11/7/2024
10.14	Amended and Restated Credit Agreement, dated as of November 4, 2024, by and among Blizzard Midco, LLC, Norvax, LLC, the lenders party thereto, the issuing banks party thereto and Blue Torch Finance, LLC, as administrative agent and collateral agent	10-Q	001-39390	10.6	11/7/2024
10.15	Amendment No. 13 to Credit Agreement, dated as of June 30, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (including Annex A which is a conformed version of the Credit Agreement).	8-K	001-39390	10.1	6/30/2025
10.16	Amendment No. 14 to Credit Agreement, dated as of August 6, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (including Annex A which is a conformed version of the Credit Agreement).	8-K	001-39390	10.2	8/7/2025
10.17	Superpriority Senior Secured Credit Agreement, dated as of August 6, 2025, by and among Norvax, LLC, as borrower, Blizzard Midco, LLC, the lenders and issuing banks party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent.	8-K	001-39390	10.1	8/7/2025

GoHealth, Inc.	2025 Form 10-K	102

10.18	Tax Receivable Agreement, dated July 15, 2020, by and among the GoHealth, Inc., GoHealth, LLC, CB Blizzard Co-Invest Holdings, L.P., CCP III AIV VII Holdings, L.P. and each of the Members from time to time party thereto.	8-K	001-39390	10.1	7/17/2020
10.19	Registration Rights Agreement, dated July 15, 2020, by and among GoHealth, Inc. and each other person identified on the schedule of investors attached thereto.	8-K	001-39390	10.2	7/17/2020
10.20	Second Amended and Restated Limited Liability Company Agreement of GoHealth, LLC, dated July 15, 2020, by and among GoHealth, LLC and its Members.	8-K	001-39390	10.3	7/17/2020
10.21	Stockholders Agreement, dated July 15, 2020, by and among GoHealth, Inc. and the persons and entities listed on the schedules attached thereto.	8-K	001-39390	10.4	7/17/2020
10.22	Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement of GoHealth Holdings, LLC, dated as of September 23, 2022	8-K	001-39390	10.3	9/26/2022
10.23	Investment Agreement dated as of September 23, 2022 among GoHealth, Inc. and the purchasers identified therein.	8-K	001-39390	10.1	9/26/2022
10.24	Registration Rights Agreement dated as of September 23, 2022 among GoHealth, Inc. and the persons identified therein.	8-K	001-39390	10.2	9/26/2022
10.25	Registration Rights Agreement, dated as of August 27, 2025, by and among GoHealth, Inc. and each of the persons identified therein.	10-Q	001-39390	10.4	11/14/2025
10.26	Amendment to Registration Rights Agreement, dated as of October 13, 2025, by and among GoHealth, Inc. and each of the persons identified therein.	10-Q	001-39390	10.5	11/14/2025
10.27#	Form of Indemnification and Advancement Agreement between GoHealth, Inc. and its directors and officers.	S-1	333-239287	10.9	6/19/2020
10.28#	GoHealth Holdings, LLC Profits Unit Plan.	S-1/A	333-239287	10.9	7/6/2020
10.29#	Form of Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.10	7/6/2020
10.30#	Form of Amendment No. 1 to Executive Common Unit and Profits Unit Agreement.	S-1/A	333-239287	10.11	7/8/2020
10.31#	GoHealth, Inc. 2020 Incentive Award Plan.	S-1/A	333-239287	10.6	7/8/2020
10.32#	GoHealth, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-239287	10.7	7/8/2020
10.33#	GoHealth, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-239287	10.16	7/8/2020
10.34#	Form Director Profits Unit Agreement.	S-1/A	333-239287	10.17	7/8/2020
10.35#	Form Amendment No. 1 to Director Profits Unit Agreement.	S-1/A	333-239287	10.18	7/8/2020
10.36#	Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-1/A	333-239287	10.19	7/8/2020
10.37#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-239287	10.20	7/8/2020
10.38#	GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.1	12/20/2021
10.39#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement.	S-8	333-239287	99.2	12/20/2021
10.40#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-8	333-239287	99.3	12/20/2021
10.41#	First Amendment to the GoHealth, Inc. 2021 Inducement Award Plan	S-8	333-239287	99.6	6/6/2022
10.42#	Incentive Award Plan Form of Stock Appreciation Rights Grant Notice and Stock Appreciation Rights Agreement	S-8	333-239287	99.4	6/6/2022
10.43#	Inducement Award Plan Form of Stock Option Award Grant Notice and Stock Option Agreement	S-8	333-239287	99.7	6/6/2022
10.44#	Inducement Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	S-8	333-239287	99.8	6/6/2022
10.45#	Employment Agreement, dated June 3, 2022, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Vijay Kotte	10-Q	001-39390	10.1	8/16/2022
10.46#	Separation and General Release Agreement, dated July 28, 2023, by and between Shane Cruz, Norvax, LLC, GoHealth, Inc., and GoHealth Holdings, LLC	10-Q	001-39390	10.1#	8/10/2023
10.47#	Amended and Restated Employment Agreement signed May 8, 2024, by and among GoHealth, Inc., GoHealth Holdings, LLC, and Michael Hargis.	10-Q	001-39390	10.2#	5/9/2024

GoHealth, Inc.	2025 Form 10-K	103

10.48#	Employment Agreement, dated as of October 4, 2024, by and among Brendan Shanahan, GoHealth, Inc. and Norvax, LLC	8-K	001-39390	10.1	10/10/2024
10.49#	Employment Agreement, dated as of October 4, 2024, by and between Katherine O'Halloran and Norvax, LLC	8-K	001-39390	10.2	10/10/2024
10.50#	GoHealth, Inc. Second Amended and Restated 2020 Incentive Award Plan	S-8	333-288761	99.1	7/18/2025
10.51#	First Amendment to Employment Agreement, dated as of April 1, 2025, by and among Vijay Kotte, GoHealth, Inc. and GoHealth Holdings, LLC	8-K	001-39390	10.1	4/7/2025
10.52#	Letter Agreement, dated as of April 1, 2025, by and among Vijay Kotte and GoHealth, Inc.	8-K	001-39390	10.2	4/7/2025
19.1	GoHealth, Inc. Insider Trading Compliance Policy					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	GoHealth, Inc. Policy on Recoupment of Incentive Compensation	10-K	001-39390	97.1	3/14/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

GoHealth, Inc.	2025 Form 10-K	104

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	March 31, 2026	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2026	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2026.

/s/ Vijay Kotte	/s/ Brendan Shanahan
Vijay Kotte Chief Executive Officer (Principal Executive Officer)	Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clinton Jones	/s/ Brandon Cruz
Clinton Jones Co-Chairman of the Board of Directors	Brandon Cruz Co-Chairman of the Board of Directors

/s/ David Fisher	/s/ Bao Truong
David Fisher Director	Bao Truong Director

/s/ Mark Weinsten	/s/ Timothy Pohl
Mark Weinsten Director	Timothy Pohl Director

/s/ Alan Carr	/s/ William Transier
Alan Carr Director	William Transier Director

GoHealth, Inc.	2025 Form 10-K	105