Form 10-Q
period 2026-03-31
GoHealth, Inc.
filed 2026-05-18
CIK 1808220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2026, the registrant had 16,686,419 shares of Class A common stock, $0.0001 par value per share, outstanding and 12,616,075 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our ongoing discussions with our lenders and other stakeholders regarding strategic alternatives, a potential change of control or other restructuring of the Company, our future compliance with financial covenants, our ability to satisfy our obligations as they become due, our liquidity position, our ability to continue as a going concern and our plans to mitigate the substantial doubt with respect thereto, future results of operations and financial position, business strategy and plans and objectives for future operations, health plans’ respective decisions related to plan offerings and associated compensation for broker services, our expected growth, future capital expenditures, adoption and use of artificial intelligence technologies, and the impact on our business from regulatory changes, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “aims,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “likely,” “future” or “continue” or the negative of these terms or other similar expressions although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions, projections and other statements about future events that are based on current expectations and assumptions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in the sections titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report on Form 10-K”), this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2026 and in our other filings with the Securities and Exchange Commission.
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

GoHealth, Inc.	2026 Form 10-Q	1

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

GoHealth, Inc.	2026 Form 10-Q	2

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

GoHealth, Inc.	2026 Form 10-Q	3

PART I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three months ended Mar. 31,
	2026	2025
Net revenues	11,914	220,972
Operating expenses:
Revenue share	8,318	39,272
Marketing and advertising	2,223	67,415
Consumer care and enrollment	6,815	51,698
Technology	7,659	9,038
General and administrative	21,693	22,656
Amortization of intangible assets	—	23,514
Indefinite and long-lived asset impairment charges	—	710
Total operating expenses	46,708	214,303
Income (loss) from operations	(34,794)	6,669
Interest expense	30,786	15,954
Other (income) expense, net	(156)	(601)
Income (loss) before income taxes	(65,424)	(8,684)
Income tax (benefit) expense	712	1,102
Net income (loss)	(66,136)	(9,786)
Net income (loss) attributable to non-controlling interests	(28,965)	(5,378)
Net income (loss) attributable to GoHealth, Inc.	$(37,171)	$(4,408)
Net income (loss) per share (Note 6):
Net income (loss) per share of Class A common stock — basic and diluted	$(2.36)	$(0.52)
Weighted-average shares of Class A common stock outstanding — basic and diluted	16,196	10,373
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2026 Form 10-Q	4

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, unaudited)

	Three months ended Mar. 31,
	2026	2025
Net income (loss)	$(66,136)	$(9,786)
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(119)
Comprehensive income (loss)	(66,122)	(9,905)
Comprehensive income (loss) attributable to non-controlling interests	(28,959)	(5,443)
Comprehensive income (loss) attributable to GoHealth, Inc.	$(37,163)	$(4,462)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2026 Form 10-Q	5

GOHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts, unaudited)

	Mar. 31, 2026	Dec. 31, 2025
Assets
Current assets:
Cash and cash equivalents	$39,879	$32,904
Accounts receivable, net	1	72
Commissions receivable - current	214,558	239,644
Prepaid expense and other current assets	10,465	13,168
Total current assets	264,903	285,788
Commissions receivable - non-current	637,825	685,527
Operating lease ROU asset	9,103	9,621
Property, equipment, and capitalized software, net	4,835	5,147
Other long-term assets	1,251	1,297
Total assets	$917,917	$987,380
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	8,467	6,924
Accrued liabilities	24,572	34,647
Commissions payable - current	60,052	63,947
Short-term operating lease liability	8,183	7,160
Deferred revenue	23,793	25,493
Current portion of long-term debt	2,375	—
Other current liabilities	2,793	3,329
Total current liabilities	130,235	141,500
Non-current liabilities:
Commissions payable - non-current	149,116	156,532
Long-term operating lease liability	26,804	28,694
Deferred tax liability	19,256	18,588
Long-term debt, net of current portion	650,758	636,740
Other non-current liabilities	10,536	10,645
Total non-current liabilities	856,470	851,199
Commitments and Contingencies (Note 10)
Series A redeemable convertible preferred stock — $0.0001 par value; 50 shares authorized; 50 shares issued and outstanding as of both March 31, 2026 and December 31, 2025. Liquidation preference of $59.6 million and $58.5 million as of March 31, 2026 and December 31, 2025, respectively.	57,911	56,886
Stockholders’ equity (deficit):
Class A common stock – $0.0001 par value; 1,100,000 shares authorized as of both March 31, 2026 and December 31, 2025; 17,038 and 16,984 shares issued as of March 31, 2026 and December 31, 2025, respectively; 16,230 and 16,191 shares outstanding as of March 31, 2026 and December 31, 2025, respectively.	1	1
Class B common stock – $0.0001 par value; 615,820 and 615,825 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 12,616 and 12,621 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1	1
Preferred stock – $0.0001 par value; 20,000 shares authorized (including 50 shares of Series A redeemable convertible preferred stock authorized and 200 shares of Series A-1 convertible preferred stock authorized); 50 shares issued and outstanding as of both March 31, 2026 and December 31, 2025.	—	—
Series A-1 convertible preferred stock— $0.0001 par value; 200 shares authorized; no shares issued and outstanding as of both March 31, 2026 and December 31, 2025.	—	—
Treasury stock – at cost; 808 and 793 shares of Class A common stock as of March 31, 2026 and December 31, 2025, respectively.	(9,396)	(9,371)
Additional paid-in capital	729,081	727,635
Accumulated other comprehensive income (loss)	(51)	(59)
Accumulated deficit	(717,505)	(680,334)
Total stockholders’ equity (deficit) attributable to GoHealth, Inc.	2,131	37,873
Non-controlling interests	(128,830)	(100,078)
Total stockholders’ equity (deficit)	(126,699)	(62,205)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$917,917	$987,380
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2026 Form 10-Q	6

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three months ended Mar. 31, 2026
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance at Jan. 1, 2026	16,984	$1	12,621	$1	(793)	$(9,371)	$727,635	$(680,334)	$(59)	$(100,078)	$(62,205)
Net income (loss)								(37,171)		(28,965)	(66,136)
Issuance of Class A common shares related to share-based compensation plans	49	—					—				—
Issuance of Class A common shares in connection with credit agreement amendment		—					—				—
Share-based compensation expense							2,677				2,677
Foreign currency translation adjustments									8	6	14
Class A common shares repurchased for employee tax withholdings					(15)	(25)					(25)
Dividends accumulated on Series A redeemable convertible preferred stock							(1,024)				(1,024)
Redemption of LLC Interests	5	—	(5)	—			(207)			207	—
Balance at Mar. 31, 2026	17,038	$1	12,616	$1	(808)	$(9,396)	$729,081	$(717,505)	$(51)	$(128,830)	$(126,699)

	Three months ended Mar. 31, 2025
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Stockholders’ Equity (Deficit)
Balance at Jan. 1, 2025	10,614	$1	12,711	$1	(322)	$(4,150)	$669,346	$(423,208)	$(151)	$163,599	$405,438
Net income (loss)								(4,408)		(5,378)	(9,786)
Issuance of Class A common shares related to share-based compensation plans	228	—					1				1
Share-based compensation expense							3,330				3,330
Foreign currency translation adjustments									(54)	(65)	(119)
Class A common shares repurchased for employee tax withholdings					(62)	(822)					(822)
Dividends accumulated on Series A redeemable convertible preferred stock							(956)				(956)
Forfeitures of Time-Vesting Units			—	—							—
Redemption of LLC Interests	88	—	(88)	—			2,699			(2,699)	—
Balance at Mar. 31, 2025	10,930	$1	12,623	$1	(384)	$(4,972)	674,420	$(427,616)	$(205)	$155,457	$397,086

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2026 Form 10-Q	7

GOHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended Mar. 31,
	2026	2025
Operating Activities
Net income (loss)	$(66,136)	$(9,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,568	2,803
Depreciation and amortization	307	2,963
Amortization of intangible assets	—	23,514
Amortization of debt discount and issuance costs	3,046	998
Deferred tax liability	668	1,057
Non-cash lease expense	517	1,025
Other non-cash items	(425)	(271)
Accrued interest payable in kind	13,347	—
Indefinite and long-lived asset impairment charges	—	710
Changes in assets and liabilities:
Accounts receivable	77	(1,444)
Commissions receivable	72,789	52,979
Prepaid expenses and other assets	2,749	9,557
Accounts payable	1,543	5,705
Accrued liabilities	(10,075)	(39,105)
Deferred revenue	(1,699)	(30,051)
Commissions payable	(11,312)	(29,057)
Operating lease liabilities	(447)	(1,385)
Other liabilities	(531)	(2,617)
Net cash provided by (used in) operating activities	6,986	(12,405)
Investing Activities
Purchases of property, equipment and software	—	(3,048)
Net cash provided by (used in) investing activities	—	(3,048)
Financing Activities
Repayment of borrowings	—	(2,375)
Repurchase of shares to satisfy employee tax withholding obligations	(25)	(822)
Proceeds from stock option exercises	—	1
Net cash provided by (used in) financing activities	(25)	(3,196)
Effect of exchange rate changes on cash and cash equivalents	14	(119)
Increase (decrease) in cash and cash equivalents	6,975	(18,768)
Cash and cash equivalents at beginning of period	32,904	40,921
Cash and cash equivalents at end of period	$39,879	$22,153
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

GoHealth, Inc.	2026 Form 10-Q	8

GOHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unaudited)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business

GoHealth (the “Company”) is a health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform in the Medicare landscape, GoHealth believes it is uniquely positioned as a trusted partner to the 68.0 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life's most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult, and seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. GoHealth aims to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team.

GoHealth offers Medicare plans, including, but not limited to, Medicare Advantage, Medicare Supplement and prescription drug plans. Its proprietary technology platform integrates artificial intelligence and modern machine-learning algorithms, powered by over two decades of insurance purchasing behavior, to reimagine the process of matching a health plan to a consumer’s specific needs. GoHealth’s unbiased, technology-driven marketplace coupled with highly-skilled licensed agents has facilitated the enrollment of millions of consumers in Medicare plans since its inception. Health plan partners benefit from the GoHealth platform by gaining access to the large and rapidly growing Medicare-eligible population. GoHealth believes health plan partners utilize its large-scale data, technology and efficient marketing processes to maximize scale and reduce their cost of submission, compared to health plan partner-employed agent workforces.
GoHealth believes its streamlined, consumer-centric Encompass operating model drives both high-quality enrollments and a strong consumer experience. The Company strives to be a trusted, high-quality enrollment partner for both consumers and health plan partners.

Refer to the Liquidity and Going Concern section in this Note 1 for management’s assessment of the Company’s ability to continue as a going concern.
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
The accompanying Condensed Consolidated Financial Statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, but do not include all information and footnote disclosures required under GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s 2025 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2026. In the opinion of management, the interim Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented. All intercompany transactions and balances are eliminated in consolidation.
There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2025, which were included in the Company’s 2025 Annual Report on Form 10-K.

Liquidity and Going Concern

GoHealth, Inc.	2026 Form 10-Q	9

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business within twelve months after the date that these Condensed Consolidated Financial Statements are issued.

Under the Company’s Superpriority Credit Agreement and Amendment No. 14 to its existing term loan (as defined and described further in Note 3, “Long-Term Debt”), the Company is required to meet certain financial covenants, including a minimum liquidity covenant, and make scheduled principal and interest payments. As of March 31, 2026, the Company was in compliance with all of its financial covenants; however, management’s current financial projections indicate that, based on the Company’s current business plan, it is probable that the Company will be unable to maintain compliance with its liquidity covenant within the twelve months after these Condensed Consolidated Financial Statements are issued, unless the mitigating plans described below are implemented successfully. In the event the Company is unable to meet its liquidity financial covenant or make scheduled principal and interest payments, the Company’s lenders may not waive compliance and could elect to declare an event of default under the Superpriority Credit Agreement and Amendment No. 14 and accelerate the repayment of the obligations thereunder. The Company does not expect it would have sufficient liquidity to repay its outstanding debt obligations if they are accelerated. As a result, the Company’s lenders could seek to exercise rights and remedies available to them, including enforcing against the collateral securing these debt obligations.

The Company is engaged in ongoing discussions with its lenders and other stakeholders regarding strategic alternatives to address the Company’s capital structure and liquidity position. Such alternatives may involve a change of control or other restructuring of the Company. In addition, management has implemented and continues to implement various operational initiatives that include further cost savings measures. The outcome of the Company’s discussions with its lenders and other stakeholders is uncertain and there can be no assurance that the Company will be successful in implementing its operational initiatives. In addition, the Company’s ongoing discussions with its lenders and other stakeholders may be adversely affected by any default under, or acceleration of, the Company’s debt obligations. In such event, as described above, the Company’s lenders could seek to exercise rights and remedies available to them. Because of the uncertainty of (i) successfully completing operational initiatives to comply with the minimum liquidity covenant and (ii) the outcome of the discussions with the Company’s lenders and other stakeholders, management has concluded there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that these Condensed Consolidated Financial Statements are issued.

The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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
Starting in 2025, the usual Medicare enrollment seasonality became more pronounced mainly due to regulatory changes affecting enrollment rules for dual-eligible beneficiaries and those receiving Medicare Part D Low Income Subsidies (“LIS”). In 2025, CMS eliminated the special enrollment period that allowed dual-eligible and LIS beneficiaries to enroll in Medicare Advantage plans quarterly. These regulatory changes restricted eligibility to enroll in or switch between Medicare Advantage plans outside of AEP for this group.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted

GoHealth, Inc.	2026 Form 10-Q	10

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This pronouncement updates the guidance on capitalization of internal-use software, including removing the development stages utilized for evaluation of when certain activities are capital eligible. The ASU instead provides that an entity is required to start capitalizing eligible software development costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended, which is referred to as the “probable-to-complete recognition threshold”. This probable-to- complete threshold includes an evaluation of whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for fiscal years beginning after December 15, 2027. The Company is currently in the process of evaluating the impacts this amendment will have on our internal-use software capitalization policy.
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
As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $0.7 million in operating lease impairment charges for the three months ended March 31, 2025 which are recorded in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. There were no operating lease impairment charge recorded for the three months ended March 31, 2026. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

3. LONG-TERM DEBT
The Company’s long-term debt consisted of the following:

(in thousands)	Mar. 31, 2026	Dec. 31, 2025
Term Loan Facilities	$701,811	$688,464
Less: Unamortized debt discount and issuance costs	(48,678)	(51,724)
Total debt	$653,133	$636,740
Less: Current portion of long-term debt	(2,375)	—
Total long-term debt	$650,758	$636,740
Maturities of long-term debt for each of the next five years is as follows:

GoHealth, Inc.	2026 Form 10-Q	11

(in thousands)
Remainder of 2026	$—
2027	9,500
2028	9,500
2029	682,811
Total	$701,811

Existing Credit Agreement
On November 4, 2024 (the “Effective Date”), Norvax (the “Borrower”) entered into the Existing Credit Agreement to provide for, among other provisions as further described below, a class of term loan facilities (the “New Term Loan Facility” or “Existing Term Loans”) in an aggregate principal amount equal to $475.0 million. Starting on March 31, 2025, principal repayments equal to 2.00% per annum of the initial principal balance were made in equal quarterly installments. In March 2025, the Borrower repaid $2.4 million under this facility. Prior to Amendment No. 14 (as defined and further described below), at the option of the Borrower, the New Term Loan Facility bore interest at either (i) ABR plus 6.50% per annum or (ii) Adjusted Term SOFR plus 7.50% per annum. To the extent not previously paid, the New Term Loan Facility, together with all accrued and unpaid interest thereon, is due and payable on November 4, 2029.

In addition to the New Term Loan Facility, the Existing Credit Agreement provided for a revolving credit facility with a commitment amount of $88.5 million (the “Class A Revolving Credit Facility”) and a revolving credit facility with a commitment amount of $35.0 million (the “Class A-1 Revolving Credit Facility"). The Class A Revolving Credit Facility bore interest at either (i) ABR plus 5.50% per annum or (ii) SOFR plus 6.50% per annum. The Borrower was required to pay a commitment fee of 0.50% per annum on undrawn amounts under the Class A Revolving Credit Facility. The Class A-1 Revolving Credit Facility was to be made available to the Borrower upon the termination of the Class A Revolving Credit Facility on or prior to June 30, 2025 (which was then further extended pursuant to Amendment No. 13 and Amendment No. 14). Following the entry into Amendment No. 14, the Class A-1 Revolving Credit Facility was terminated.

Amendment No. 13

On June 30, 2025, the Borrower entered into Amendment No. 13 to the Existing Credit Agreement (“Amendment No. 13”), which modified the Existing Credit Agreement to, among other things, (i) provide that all interest payable for the New Term Loan Facility and Class A Revolving Credit Facility occurring on or prior to September 30, 2025 would be payable in-kind, and thus capitalized and added to the respective principal balances, (ii) waive the principal payments of the New Term Loan Facility on June 30, 2025 and September 30, 2025, (iii) extend the maturity date of borrowings outstanding under the Class A Revolving Credit Facility from June 30, 2025 to September 30, 2025 (which was then further extended pursuant to Amendment No. 14) and (iv) permit the Borrower to negotiate and consummate a receivables financing, securitization, receivables facility or other similar financing.

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

Superpriority Credit Agreement

On August 6, 2025 (the “Closing Date”), the Borrower entered into the Superpriority Credit Agreement. The Superpriority Credit Agreement governs a senior secured superpriority term loan facility in an aggregate principal amount of $115.0 million (the “Superpriority Facility”) consisting of (a) $80.0 million in new-money term loans (together, the “New Money Term Loans”), of which (i) $40.0 million was funded on the closing date (the “Initial New Money Term Loans”) and (ii) $40.0 million is available as

GoHealth, Inc.	2026 Form 10-Q	12

delayed-draw term loans (the “Delayed Draw Term Loans”), and (b) $35.0 million of roll-up term loans funded on the closing date (the “Roll-Up Term Loans” and together with the New Money Term Loans, the “Superpriority Term Loans”) resulting from the cashless conversion of a corresponding amount of Class A Loans at par that were outstanding under the Existing Credit Agreement into term loans on a dollar-for-dollar basis. Provided that no default or event of default has occurred and is continuing, the Delayed Draw Term Loans will be available to the Borrower on or after October 1, 2025, with the aggregate principal amount of such loans funded prior to November 1, 2025 not to exceed $15.0 million and prior to December 1, 2025, not to exceed $30.0 million, with the full amount available thereafter. Pursuant to this agreement, the Company had drawn the full $40.0 million of the Delayed Draw Term Loans as of March 31, 2026 and December 31, 2025.

The Superpriority Facility matures on August 5, 2029. The New Money Term Loans bear interest in cash, at the Borrower’s election from time to time, at either (i) Adjusted Term SOFR plus 5.50% per annum or (ii) ABR plus 4.50% per annum. The Roll-Up Term Loans bear interest and have payment and prepayment terms substantially consistent with the Class A Loans.

Additionally, the New Money Term Loans are subject to a 2.00x multiple-on-invested-capital (“MOIC”), payable in cash upon partial or full repayment, prepayment, maturity or acceleration of the New Money Term Loans. The MOIC steps down to 1.75x for repayments occurring on or after January 1, 2026 but prior to April 1, 2027 and to 1.50x for repayments occurring on or after the closing date of the Superpriority Facility and prior to January 1, 2026. The MOIC payable is accrued over the term of the New Money Term Loans using the effective interest method. As of March 31, 2026 and December 31, 2025, the Company had recorded a liability of $6.1 million and $3.1 million, respectively, related to the MOIC payable which is recorded in “Long-term debt, net of current portion” on the Condensed Consolidated Balance Sheets and included in the outstanding principal balance of the New Money Term Loans.

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

As of March 31, 2026 and December 31, 2025, the Borrower had a principal amount of $701.8 million and $688.5 million outstanding under the Borrower’s term loan facilities, respectively. The effective interest rate of the term loan facilities was 14.7% and 14.43% as of March 31, 2026 and December 31, 2025, respectively.

As of December 31, 2025, the Company had no amounts outstanding and a remaining capacity of $35.0 million under the Class A-1 Revolving Credit Facility. Following the entry into Amendment No. 14, revolving commitments under the Class A Revolving Credit Facility and Class A-1 Revolving Credit Facility were terminated and amounts repaid or prepaid in respect to the Class A Loans may not be reborrowed.

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

Covenants and Other Matters

The Existing Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; make investments, loans, advances, guarantees and acquisitions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; alter the business conducted by the Company and its subsidiaries; change their fiscal year; and amend or modify governing documents. In addition, the Existing Credit Agreement contains financial and non-financial covenants. The Company is in compliance with all covenants as of March 31, 2026.

The Existing Credit Agreement also contains certain customary representations and warranties and affirmative covenants, and certain reporting obligations. In addition, the lenders under the Existing Credit Facilities are permitted to accelerate all

GoHealth, Inc.	2026 Form 10-Q	13

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

See Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements for information regarding the Company’s going concern assessment.
4. STOCKHOLDERS' EQUITY (DEFICIT)
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

GoHealth, Inc.	2026 Form 10-Q	14

price of one share of the Company’s Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the GHH, LLC Agreement.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. Non-controlling interest represents the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The non-controlling interest holders' weighted average ownership percentages for the three months ended March 31, 2026 and 2025 were 43.8% and 55.0%, respectively.
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
The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share as of both March 31, 2026 and December 31, 2025, which had not been designated to any specific classes of preferred stock prior to the Closing Date. On the Closing Date, the Company designated and authorized the issuance of 50,000 shares under the Series A redeemable convertible preferred stock and 200,000 shares under the Series A-1 Convertible Non-Voting Perpetual Preferred Stock (the “Series A-1 convertible preferred stock”).
The Series A redeemable convertible preferred stock ranks senior to the shares of the Company’s Class A common stock and Class B common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A redeemable convertible preferred stock has an initial liquidation preference of $1,000 per share, which shall increase by accumulated quarterly dividends that are not paid in cash (“compounded dividends”). Dividends on each share of Series A redeemable convertible preferred stock shall accrue at an annual rate equal to 7.0%. Holders of Series A-1 convertible preferred stock are only entitled to dividends if the Company declares such dividends. For the three months ended March 31, 2026 and 2025, the Company accrued $1.0 million, for each period of dividends relating to the Series A redeemable convertible preferred stock that were not paid in cash. The accrued dividends are included in temporary equity on the Condensed Consolidated Balance Sheets.
The Series A redeemable convertible preferred stock is convertible in full at the option of the holders into the number of shares of Class A common stock equal to the quotient of (a) the sum of (i) the liquidation preference (reflecting increases for compounded dividends) plus (ii) the accrued dividends with respect to each share of convertible preferred stock as of the applicable conversion date divided by (b) the conversion price ($9.60 as of March 31, 2026 and subject to adjustment based on certain changes to the Company’s Class A common stock) as of the applicable conversion date. Notwithstanding the foregoing, a holder of Series A redeemable convertible preferred stock may elect to receive upon conversion, in lieu of the shares of Class A common stock otherwise deliverable, one share of Series A-1 convertible preferred stock for every 1,000 shares of Class A common stock otherwise deliverable upon conversion. The Series A-1 convertible preferred stock will be essentially a substitute for the Class A common stock in the form of non-voting preferred stock.
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

GoHealth, Inc.	2026 Form 10-Q	15

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

GoHealth, Inc.	2026 Form 10-Q	16

Issuance of Shares of Class A Common Stock

As consideration for, and as a condition to, the lenders’ entry into Amendment No. 14 to the Existing Credit Agreement, on August 6, 2025, the Company issued to lenders (or their affiliates) holding Class A Revolving Loans and Existing Term Loans (for these purposes, the “Subscribers”), pro rata based on their respective holdings thereof, an aggregate of 4,766,219 shares of Class A common stock, which represented an aggregate of 19.99% of the total issued and outstanding shares of the Company’s Class A common stock and Class B common stock, calculated immediately prior to the consummation of the transactions contemplated by Amendment No. 14, or 16.66% post-closing. Pursuant to a Registration Rights Agreement among the Company and the Subscribers (as amended), the Subscribers are entitled to certain customary registration rights with respect to the shares issued to them. Refer to Note 3, “Long-Term Debt” for more information.
5. SHARE-BASED COMPENSATION PLANS
The following table summarizes share-based compensation expense (benefit) by operating function for the periods presented:

	Three months ended Mar. 31,
(in thousands)	2026	2025
Marketing and advertising	$(169)	$64
Consumer care and enrollment	(9)	279
Technology	(15)	287
General and administrative(1)	2,761	2,173
Total share-based compensation expense (benefit)	$2,568	$2,803

(1)For the three months ended March 31, 2026 and 2025, share-based compensation expense (benefit) includes expense related to the stock appreciation rights (“SARs”), which are liability classified awards.
6. NET INCOME (LOSS) PER SHARE
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

	Three months ended Mar. 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net income (loss)	$(66,136)	$(9,786)
Less: Net income (loss) attributable to non-controlling interests	(28,965)	(5,378)
Net income (loss) attributable to GoHealth, Inc.	(37,171)	(4,408)
Less: Dividends accumulated on redeemable convertible preferred stock	1,024	956
Net income (loss) attributable to common stockholders - basic	(38,195)	(5,364)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	16,196	10,373
Net income (loss) per share of Class A common stock—basic	$(2.36)	$(0.52)
Net income (loss) per share of Class A common stock—diluted	$(2.36)	$(0.52)
The following number of shares were excluded from the calculation of diluted income (loss) per share of Class A common stock because the effect of including such potentially dilutive shares would have been antidilutive:

	Mar. 31,
(in thousands)	2026	2025
Equity awards	3,009	2,307
Redeemable convertible preferred stock	5,219	4,113
Class B common stock	12,616	12,623
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Shares

GoHealth, Inc.	2026 Form 10-Q	17

of Series A redeemable convertible preferred stock are not participating securities as holders receive a contractual dividend. Accordingly, separate presentation of income (loss) per share of Series A redeemable convertible preferred stock under the two-class method has not been presented.
7. INCOME TAXES
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
The Company’s effective tax rate for the three months ended March 31, 2026, and 2025 was (1.09)% and (13.47)%, respectively. The effective tax rate for each period is lower than the statutory tax rate primarily due to the effect of loss entities for which the Company excludes from its annual effective tax rate calculation and loss attributable to non-controlling interests.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement with GHH, LLC, the Continuing Equity Owners and the Blocker Shareholders that will provide for the payment by the Company to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that the Company actually realizes (or in some circumstances is deemed to realize). The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of the Company in the future. As of March 31, 2026 and December 31, 2025, the Company determined that $1.3 million liability related to the Tax Receivable Agreement arose from the Transactions, respectively. Should the Company determine that any additional Tax Receivable Agreement liability is considered probable at a future date based on new information, any changes will be recorded within earnings at that time.

8. REVENUE
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
Disaggregation of Revenue
The table below depicts the disaggregation of revenue and is consistent with how the Company evaluates its financial performance:

	Three months ended Mar. 31,
(in thousands)	2026	2025
Medicare Revenue
Medicare Agency Revenue
Commission Revenue(1)	$9,775	$167,109
Partner Marketing and Other Revenue	20	20,524
Total Medicare Agency Revenue	9,795	187,633
Medicare Non-Agency Revenue	200	31,771
Total Medicare Revenue	9,995	219,404
Other Revenue
Other Non-Agency Revenue	1,764	1,283
Other Agency Revenue	$155	$285
Total Other Revenue	1,919	1,568
Total Net Revenues	$11,914	$220,972

GoHealth, Inc.	2026 Form 10-Q	18

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

GoHealth, Inc.	2026 Form 10-Q	19

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

The Company had unbilled receivables for performance-based enrollment fees and non-agency revenue, as well as prepaid expenses for revenue share, as of March 31, 2026 and December 31, 2025 of $0.6 million and $0.7 million, respectively, which are recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The $0.1 million decrease was primarily due to a decline in unbilled receivables for performance-based enrollment fees pursuant to Encompass Connect. In addition, the Company had accrued payments for revenue share as of March 31, 2026 and December 31, 2025 of $8.2 million and $13.3 million, respectively, which are recorded in accrued liabilities on the Condensed Consolidated Balance Sheets.
Deferred revenue includes amounts collected for partner marketing services and non-agency revenue in advance of the Company satisfying its performance obligations for such customers. The decrease in deferred revenue during the three months ended March 31, 2026 compared to December 31, 2025 was primarily due to less cash received as of March 31, 2026 compared to December 31, 2025 for marketing, administrative and enrollment fees in advance of performing such services that the Company expects to satisfy within the next twelve months. During the three months ended March 31, 2026 and 2025, the Company recognized revenue that was recorded in deferred revenue on the Condensed Consolidated Balance Sheets at the beginning of the respective fiscal year of $1.7 million and $41.6 million, respectively.
Commissions Receivable
Commissions receivable activity is summarized as follows:

	Three months ended Mar. 31,
(in thousands)	2026	2025
Beginning balance	$925,171	$1,053,560
Commission revenue(1)	8,900	170,537
Cash receipts	(81,688)	(223,515)
Allowance for credit loss	—	35
Ending balance	$852,383	$1,000,617
Less: Commissions receivable - current	214,558	207,443
Commissions receivable - non-current	$637,825	$793,174

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
Significant Customers
The following table presents health plan partners representing 10% or more of the Company’s total net revenues for the periods indicated:

GoHealth, Inc.	2026 Form 10-Q	20

	Three months ended Mar. 31,
	2026	2025
Elevance Health	54.5%	11.5%
United	21.0%	37.4%
Colonial Penn	13.2%	—%
Centene	2.1%	10.6%
Humana	—%	29.2%
Concentration of Credit Risk
The Company does not require collateral or other security in granting credit. As of March 31, 2026, one customer represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 96.4%, or $0.5 million, of the combined total. As of December 31, 2025, two customers each represented 10% or more of the Company’s total accounts receivable and unbilled receivables and, in aggregate, represented 100%, or $0.7 million, of the combined total.
9. LEASES
The Company has entered into operating agreements with lease periods expiring between 2025 and 2032. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Components of lease expense are as follows, all recorded within operating expenses in the Condensed Consolidated Statements of Operations:

	Three months ended Mar. 31,
(in thousands)	2026	2025
Operating lease cost	934	2,210
Short-term lease cost(1)	—	3
Variable lease cost(2)	26	46
Sublease income	(922)	(726)
Total net lease expense	$38	$1,533

(1)Includes costs related to leases, which at the commencement date, have a lease term of 12 months or less.
(2)Includes costs incurred by the Company for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.

As part of the Company’s continued cost savings initiatives, the Company is actively looking to terminate or sublease certain office spaces and call centers. These actions resulted in $0.7 million in operating lease impairment charges for the three months ended March 31, 2025 which are recorded in “Indefinite and long-lived asset impairment charges” on the Condensed Consolidated Statements of Operations. The operating lease impairment charges reduce the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. For the three months ended March 31, 2025, the Company recognized $0.2 million of one-time gains from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of one of its leases. The gain on lease remeasurement was recorded in general and administrative expense on the Condensed Consolidated Statements of Operations. There were no operating lease impairment charges recorded for the three months ended March 31, 2026.
As of March 31, 2026, future minimum lease payments for operating leases consisted of the following:

(in thousands)	Operating Leases
Remainder of 2026	$8,859
2027	7,787
2028	6,745
2029	5,717
2030	5,733
Thereafter	8,738
Total lease payments	$43,579
Less: Imputed interest	(8,592)
Present value of lease liabilities	$34,987
Supplemental cash flow information related to leases are as follows:

GoHealth, Inc.	2026 Form 10-Q	21

	Three months ended Mar. 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,176	$2,341
Non-cash activity:
Operating lease assets obtained in exchange for new lease obligations(1)	—	1,626
Reduction in operating lease liabilities due to remeasurement	$419	$—

(1)For the three months ended March 31, 2025, the Company recognized operating lease assets arising from operating leases of an acquiree.

The weighted average remaining operating lease term and discount rate are as follows:

	Mar. 31,
	2026	2025
Weighted average remaining lease term	5.6 years	6.4 years
Weighted average discount rate	9.2%	9.4%
10. COMMITMENTS AND CONTINGENCIES
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

On January 15, 2025, we were made aware that the Department of Justice filed a notice of intervention in a pending qui tam proceeding filed by private party relators under seal related to our arrangements with certain insurance health plan partners. On May 1, 2025, the Department of Justice filed a complaint in partial intervention (the “Complaint”) in the U.S. District Court for the District of Massachusetts intervening in the previously sealed case against multiple insurers who sponsor Medicare Advantage plans and multiple brokers those insurers appointed to sell their plans, including GoHealth. The relator, Andrew Shea, filed the original lawsuit in the U.S. District Court for the District of Massachusetts on behalf of the United States on November 2, 2021 under seal. The current matter is captioned United States of America ex rel. Andrew Shea v. eHealth, Inc., eHealth Insurance Services, Inc., CVS Health Corporation, Aetna Life Insurance Company, Aetna, Inc., Humana Inc., Elevance Health Inc., GoHealth, Inc., and SelectQuote, Inc., No. 21-CV-11777-DJC. The claims in both the Complaint, as well as the relator’s original complaint, are based on alleged violations of the False Claims Act and the Anti-Kickback Statute. Specifically, plaintiffs allege, in relevant part, that the Company was compensated and discriminated against individuals in violation of federal law. The Complaint seeks, among other things, treble damages, civil penalties and costs. The ultimate outcome of any damages that may become payable if its defense is unsuccessful in whole or in part is not probable nor estimable at this time. The Company intends to vigorously defend against these allegations. All defendants filed motions to dismiss; however, on March 25, 2026, the Court denied substantially all of the motions. While the Company feels confident in its defenses, there can be no assurance that it will prevail or that damages awarded will not be material to the results of operations or financial condition of the Company.
11. RELATED PARTY TRANSACTIONS

The Company is party to a lease agreement with Wilson Tech 5, LLC, which is controlled by significant stockholders of the Company, to lease offices in Lindon, Utah. The Company pays rent, operating expenses, maintenance and utilities under the terms of the leases. For the three months ended March 31, 2026, the Company made aggregate lease payments of $0.4 million,

GoHealth, Inc.	2026 Form 10-Q	22

under these leases. For the three months ended March 31, 2025, the Company made aggregate lease payments of $1.2 million under these leases.

GoHealth, Inc.	2026 Form 10-Q	23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report on Form 10-Q, including the Condensed Consolidated Financial Statements and related Notes, and should be read in conjunction with the accompanying tables. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and the sections titled “Cautionary Note Regarding Forward-Looking Statements,” “Summary Risk Factors” and “Risk Factors” in our 2025 Annual Report on Form 10-K. The risks and uncertainties described in our 2025 Annual Report on Form 10-K are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations. We assume no obligation to update any of these forward-looking statements.
Unless otherwise noted, all dollars are in thousands. In certain cases, numbers and percentages in the tables below may not foot due to rounding.
Overview

We are a health insurance marketplace and Medicare-focused digital health company whose purpose is to compassionately ensure consumers’ peace of mind when making healthcare decisions so they can focus on living life. With a widely scalable end-to-end platform presence in the Medicare landscape, we believe we are uniquely positioned as a trusted partner to the 68 million Medicare-eligible Americans, as well as the 11,000 Americans becoming eligible each day, as they navigate one of life’s most important purchasing decisions. For many of these consumers, enrolling in a health insurance plan is confusing and difficult. Seemingly small differences between health plans may lead to significant out-of-pocket costs or lack of access to critical providers and medicines. We aim to simplify the process by offering education, comparison guidance, transparency and choice. This includes providing a large selection of leading health plan choices, advice informed by consumers’ specific needs, transparency of health plan benefits and fit, assistance accessing available government subsidies and a high-touch consumer care team.

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

In 2025, insurers offering Medicare Advantage plans faced ongoing disruptions affecting their financial performance, driven by rising medical costs and regulatory pressures. Carriers are increasingly prioritizing profitability over membership growth, focusing on plan quality, member retention, and overall consumer experience. Consistent with our expectation, we continue to observe significant changes to the Medicare Advantage landscape. Specifically, health plans have tightened plan economics by reducing or eliminating prefunded marketing spend, adjusting broker compensation structures, and eliminating or consolidating low-margin plans. In some cases, consumer-preferred plans have been designated as non-commissionable. We believe that these actions reflect a clear industry shift toward retention and stability rather than broad enrollment growth. We see our choice model as a valuable tool for matching consumers with appropriate coverage through our carrier-agnostic platform, supported by our brand and relationships with carrier partners. The timing, scope and duration of these market dynamics remain uncertain and may continue to adversely affect consumer demand, carrier participation and the economics of Medicare Advantage marketing and enrollment activities.

Given these factors, the Company focused on strategic and financial flexibility. Starting in the third quarter of 2025, we reduced our Medicare Advantage activities and continue to focus on GoHealth Protect. To maintain strategic flexibility, we have adopted and continue to operate under a disciplined approach that prioritizes cash preservation and emphasizes retaining existing customers rather than increasing new sales. This reduction continued through the first quarter of 2026 contributing to lower revenues compared to the prior year.

In response to these market conditions and lower revenue levels, the Company has implemented and continues to implement various operational initiatives that include cost savings measures. These initiatives have included reducing infrastructure expenses, including costs related to our technology platform and underlying network infrastructure, executing workforce reductions and pursuing cash management initiatives to further reduce operating expenses and enhance cash flow. The Company continues to evaluate additional measures intended to align its cost structure with current market conditions and business activity levels.

GoHealth, Inc.	2026 Form 10-Q	24

In addition, the Company is engaged in ongoing discussions with its lenders and other stakeholders regarding strategic alternatives to address the Company’s capital structure and liquidity position. Such alternatives may involve a change of control or other restructuring of the Company. The outcome of the Company’s discussions with its lenders and other stakeholders is uncertain and agreements, measures or other actions that may result from, or be considered in connection with, these discussions could materially impact the Company’s business, liquidity, financial condition, results of operations and cash flows.

We continue our focus on GoHealth Protect, a product line launched in 2025, designed to expand our offerings beyond Medicare-related insurance products, initially through the marketing of certain life insurance products intended to help consumers address end-of-life expenses and other financial protection needs. We believe GoHealth Protect provides an opportunity to diversify our revenue streams and generate consumer engagement outside of the Medicare annual enrollment cycle, while leveraging our existing distribution capabilities and consumer relationships. We will endeavor to leverage GoHealth Protect to further utilize our technology platform, consumer relationships and distribution capabilities to serve consumers across a broader set of insurance needs and extend engagement with consumers beyond the Medicare enrollment process.

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

The enrollment and engagement services offered through our non-agency model are strategically designed to enhance the consumer experience, reflecting our focus on building trusted, long-term relationships with our consumers. Non-agency revenue for the three months ended March 31, 2026 represented 16.5% of total net revenue compared to 15.0% of total net revenue for the three months ended March 31, 2025. The shift from non-agency to agency revenue is a result of changing carrier mix within the non-agency channel. The mix of agency and non-agency contracts is dependent on the plans most suitable for the consumers we serve and is impacted by changing market dynamics as further described below. In response to evolving dynamics in the Medicare Advantage market, we have also increased our focus on retention, quality of enrollment and long-term consumer engagement rather than solely prioritizing enrollment volume.

Driven by artificial intelligence and automation, we continue our focus on streamlining processes and improving call handle times and reducing costs. As part of this effort, we continue to operate under our Encompass Express model which is an enhanced, consumer-centric operating model built on the foundation of our original Encompass workflow. Encompass Express includes streamlined scripting and hand-offs, utilizing technology-driven standardization and automation to deliver efficiency and enhance the consumer experience while maintaining quality. These initiatives also support our broader focus on improving operating leverage and capital efficiency by lowering the cost of consumer acquisition and servicing while maintaining high-quality outcomes.

Ownership
GoHealth, Inc. is the sole managing member of GHH, LLC. and has the sole voting interest in, and control of the business and affairs of, GHH, LLC and its direct and indirect subsidiaries. As a result, GoHealth, Inc. consolidates GHH, LLC and records significant non-controlling interest in a consolidated entity in GoHealth, Inc.’s Condensed Consolidated Financial Statements for the economic interest in GHH, LLC held directly or indirectly by the Continuing Equity Owners. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the three months ended March 31, 2026 and 2025 was 43.8% and 55.0%, respectively.
The percentage ownership of total shares of Class A and Class B common stock issued and outstanding as of March 31, 2026, is as follows:

GoHealth, Inc.	2026 Form 10-Q	25

The percentage of ownership noted above is inclusive of only Class A and Class B common stock issued and outstanding. It does not include the Series A redeemable convertible preferred stock or the impact of any conversion of such, should a conversion occur. For more information on the Series A redeemable convertible preferred stock, please refer to Note 4, “Stockholders' Equity (Deficit)” of the Notes to the Condensed Consolidated Financial Statements.
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

GoHealth, Inc.	2026 Form 10-Q	26

Results of Operations
The following is our consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended Mar. 31,
(in thousands)	2026	2025
Net revenues	11,914	220,972
Operating expenses:
Revenue share	8,318	39,272
Marketing and advertising	2,223	67,415
Consumer care and enrollment	6,815	51,698
Technology	7,659	9,038
General and administrative	21,693	22,656
Amortization of intangible assets	—	23,514
Indefinite and long-lived asset impairment charges	—	710
Total operating expenses	46,708	214,303
Income (loss) from operations	(34,794)	6,669
Interest expense	30,786	15,954
Other (income) expense, net	(156)	(601)
Income (loss) before income taxes	(65,424)	(8,684)
Income tax (benefit) expense	712	1,102
Net income (loss)	(66,136)	(9,786)
Net income (loss) attributable to non-controlling interests	(28,965)	(5,378)
Net income (loss) attributable to GoHealth, Inc.	$(37,171)	$(4,408)
Non-GAAP financial measures:
EBITDA	$(34,331)	$33,747
Adjusted EBITDA	$(22,222)	$42,060
Net Income (Loss) Margin	(555.1)%	(4.4)%
Adjusted EBITDA Margin	(186.5)%	19.0%
The following is our net revenues for the three months ended March 31, 2026 and 2025:

Net revenues	Three months ended Mar. 31,
	2026	2025	$ Change	% Change
	$11,914	$220,972	$(209,058)	(94.6)%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to the scale back of our Medicare Advantage activities in response to tightening health plan economics, partially offset by the launch of GoHealth Protect during the second quarter of 2025.
The following are our key components of operating expenses and results thereof for the three months ended March 31, 2026 and 2025:

Revenue share	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$8,318	$39,272	$(30,954)	(78.8)%	69.8%	17.8%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily driven by a decrease in Submissions generated by our external agents, which decreased the amount of expense we recognized pursuant to our revenue-sharing agreements with our external partners.

Marketing and advertising expense	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$2,223	$67,415	$(65,192)	(96.7)%	18.7%	30.5%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to an intentional pullback on marketing and advertising spend during the quarter, reflecting the scale back of our Medicare Advantage activities.

GoHealth, Inc.	2026 Form 10-Q	27

Consumer care and enrollment	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$6,815	$51,698	$(44,883)	(86.8)%	57.2%	23.4%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to a reduced agent headcount aligning with our scale back of Medicare Advantage activities.

Technology expense	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$7,659	$9,038	$(1,379)	(15.3)%	64.3%	4.1%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to decreased headcount in our technology support functions.

General and administrative expense	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$21,693	$22,656	$(963)	(4.3)%	182.1%	10.3%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to decreased headcount.

Amortization of intangible assets	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$—	$23,514	$(23,514)	(100.0)%	—%	10.6%
The decrease for the three months ended March 31, 2026 compared to the prior year was primarily attributed to the 2025 amortization of intangible assets expense related to the developed technology and customer relationships. These intangible assets were impaired during 2025 and therefore there was no amortization of intangibles for the three months ended March 31, 2026.

Indefinite and long-lived asset impairment charges	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	—	$710	$(710)	(100.0)%	—%	0.3%
NM = Not meaningful

The decrease for the three months ended March 31, 2026 compared to the prior year period was driven by an impairment charge related to right-of-use assets of $0.7 million for the three months ended March 31, 2025.

Interest expense	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$30,786	$15,954	$14,832	93.0%	258.4%	7.2%
The increase for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to an increase in interest rates as well as an increase in our outstanding borrowings.

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

GoHealth, Inc.	2026 Form 10-Q	28

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
The following table sets forth the reconciliations of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three months ended Mar. 31,
Non-GAAP Financial Measures	2026	2025
Net revenues	$11,914	$220,972
Net income (loss)	(66,136)	(9,786)
Interest expense	30,786	15,954
Income tax expense (benefit)	712	1,102
Depreciation and amortization expense	307	26,477
EBITDA	(34,331)	33,747
Operating lease ROU asset impairment charges(1)	—	474
Share-based compensation expense (benefit)(2)	2,568	2,803
Professional services(3)	7,414	796
Legal fees(4)	2,127	425
Severance costs(5)	—	3,815
Adjusted EBITDA	$(22,222)	$42,060
Net Income (Loss) Margin	(555.1)%	(4.4)%
Adjusted EBITDA Margin	(186.5)%	19.0%

(1)Represents operating lease impairment charges, reducing the carrying value of the associated ROU assets and leasehold improvements to their estimated fair values. For the three months ended March 31, 2025, the amount includes a one-time gain of $0.2 million from the remeasurement of the lease liability and adjustment of the ROU asset (which was previously impaired) related to the early termination of a lease.
(2)Represents non-cash share-based compensation expense (benefit) relating to equity awards as well as share-based compensation expense (benefit) relating to liability classified awards that will be settled in cash.
(3)Represents costs associated with non-routine consulting fees and other professional services.
(4)Represents legal fees, settlement accruals and other expenses related to certain acquisitions, litigation, Existing Credit Agreement amendments or new credit agreements and other non-routine legal or regulatory matters.
(5)Represents severance costs and other fees associated with a reduction in workforce unrelated to restructuring activities.

Adjusted EBITDA	Three months ended Mar. 31,				% of Net Revenues
	2026	2025	$ Change	% Change	2026	2025
	$(22,222)	$42,060	$(64,282)	(152.8)%	(186.5)%	19.0%

The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily due to a decrease in net revenues driven by management’s intentional pullback of Medicare Advantage activities, partially offset by ongoing reduction in expenses driven by cost reduction initiatives.

GoHealth, Inc.	2026 Form 10-Q	29

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

The following are our Submissions, Sales per Submission and Direct Operating Cost per Submission for the periods presented:

	Three months ended Mar. 31,
	2026	2025
Submissions	18,615	303,026
Sales per Submission	621	$724
Direct Operating Cost per Submission	942	$522

Submissions

Submissions are counted when an individual either (i) completes a Medicare application with our licensed agent that is submitted to the health plan partner and subsequently approved by the health plan partner during the indicated period, (ii) is transferred by our agent to the health plan partner through the Encompass marketplace during the indicated period, or (iii) completes a GoHealth Protect application with our licensed agent that is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner during the indicated period. Not all Submissions will go into effect, as some individuals may fail to enroll or once enrolled may switch out of a policy within the disenrollment period during the first 90 days of the policy.

The following table presents the number of Submissions for the periods presented:

Submissions	Three months ended Mar. 31,
	2026	2025	Change	% Change
	18,615	303,026	(284,411)	(93.9)%
The decrease for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to a decrease in Submissions generated by GoHealth’s internal and external network of agents, partially offset by the ramp up of GoHealth Protect.

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

GoHealth, Inc.	2026 Form 10-Q	30

values from period to period. See “Risk Factors—Risks Related to Our Business—Our operating results may be adversely impacted by factors that impact our estimate of LTV” in our 2025 Annual Report on Form 10-K. Agency revenue includes partner marketing revenue, in which the Company is compensated by its health plan partners for providing marketing services over a predetermined measurement period. The Company recognizes partner marketing revenue over the measurement period as Submissions are generated and generally gets paid a fixed fee per Submission that results in either a policy effectuating or staying in-force through the rapid disenrollment period, or 90 days post-effectuation.

Non-agency revenue refers to Medicare enrollment and engagement services for which cash is collected in advance or in close proximity to the point in time revenue is recognized, with the amount of variable consideration generally resolved within 90 days of when the related policy effectuates. Non-agency revenue also includes enrollment related services through GoHealth Protect, a suite of products to cover unexpected life events, including guaranteed acceptance life insurance. Revenue is recognized at the point in time the enrollment is submitted, approved by the health plan partner, and for which the payment information was received by the health plan partner. The Company estimates the amount of variable consideration that it expects to receive based on expectations as to future retention rates and average premium levels. The Company does not receive commissions on subsequent renewals for non-agency Submissions. For more information on the Company’s agency and non-agency revenue, refer to Note 8, “Revenue.”

The following table presents the Sales per Submission for the periods presented:

Sales per Submission	Three months ended Mar. 31,
	2026	2025	$ Change	% Change
	$621	$724	$(103)	(14.2)%
The decreases for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to the shift in focus to GoHealth Protect. The guaranteed acceptance life insurance product produces lower revenues on a per-submission basis compared to Medicare products. The decreases were also attributable to a shift from non-agency to agency revenue as a result of changing carrier mix within the non-agency channel.
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

The following table presents the Direct Operating Cost per Submission for the periods presented:

Direct Operating Cost per Submission	Three months ended Mar. 31,
	2026	2025	$ Change	% Change
	$942	$522	$420	80.5%
The increase in Direct Operating Cost per Submission for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to management’s intentional pullback of Medicare Advantage activities during 2025 partially offset by ongoing reduced expenses driven by cost cutting initiatives.
Sales/Direct Operating Cost of Submission

GoHealth, Inc.	2026 Form 10-Q	31

Sales/Direct Operating Cost of Submission represents the numerator of Sales per Submission, as defined above, divided by Direct Operating Cost of Submission, as defined above.
The following are our Direct Operating Cost of Submission (in thousands) and Sales/Direct Operating Cost of Submission for the periods presented:

	Three months ended Mar. 31,
	2026	2025
Direct Operating Cost of Submission	$17,534	$158,042
Sales/Direct Operating Cost of Submission	0.7	1.4
The decrease in Sales/Direct Operating Cost of Submission for the three months ended March 31, 2026 compared to the prior year period was primarily attributable to a decrease in sales offset partially by implemented cost cutting initiatives.
Liquidity and Capital Resources
Overview

Our liquidity needs primarily include working capital and debt service requirements, including ongoing cash interest payments related to our outstanding borrowings. At March 31, 2026, cash and cash equivalents totaled $39.9 million. Short-term liquidity needs are primarily funded through cash from operating activities and cash and cash equivalents.

Our current financial projections indicate that, based on our current business plan, it is probable that we will be unable to maintain compliance with our liquidity covenant within the twelve months after the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued, unless the mitigating plans described below are implemented successfully. In the event we are unable to meet our liquidity financial covenant or make scheduled principal and interest payments, our lenders may not waive compliance and could elect to declare an event of default under the Superpriority Credit Agreement and Amendment No. 14 and accelerate the repayment of our obligations thereunder. We do not expect we would have sufficient liquidity to repay our debt obligations if they are accelerated. As a result, our lenders could seek to exercise rights and remedies available to them, including enforcing against the collateral securing these debt obligations.

We are engaged in ongoing discussions with our lenders and other stakeholders regarding strategic alternatives to address our capital structure and liquidity position. Such alternatives may involve a change of control or other restructuring of the Company. In addition, we have implemented and continue to implement various operational initiatives that include further cost savings measures. The outcome of our discussions with our lenders and other stakeholders is uncertain and there can be no assurance that we will be successful in implementing our operational initiatives. In addition, our ongoing discussions with our lenders and other stakeholders may be adversely affected by any default under, or acceleration of, our debt obligations. In such event, as described above, our lenders could seek to exercise rights and remedies available to them. Because of the uncertainty of (i) successfully completing operational initiatives to comply with the minimum liquidity covenant and (ii) the outcome of the discussions with our lenders and other stakeholders, we have concluded there is substantial doubt about our ability to continue as a going concern within the next twelve months.

See Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s going concern assessment.

Cash Flows

The following table presents a summary of cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended Mar. 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$6,986	$(12,405)
Net cash provided by (used in) investing activities	—	(3,048)
Net cash provided by (used in) financing activities	(25)	(3,196)
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

GoHealth, Inc.	2026 Form 10-Q	32

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
Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $12.4 million for the three months ended March 31, 2025. The $19.4 million increase in net cash provided was primarily driven by an increase in interest payable in kind of $13.3 million and a increase in cash from working capital components from accrued liabilities of $29.0 million, commissions receivable of $19.8 million, deferred revenue of $28.4 million, commission payable of $17.7 million and accounts receivable $1.5 million . The increase in net cash used was partially offset by a decrease in net income (loss) of $56.4 million. non-cash items including amortization of intangible assets of $23.5 million, prepaid expenses and other assets of $6.8 million and accounts payable $4.2 million,
Net cash used in investing activities for the three months ended March 31, 2026 was $0.0 million, compared to net cash used by investing activities for the three months ended March 31, 2025 of $3.0 million. The $3.0 million increase in net cash used was due to the absence of capitalized internal-use software expenditures for the three months ended March 31, 2026 compared to capitalized internal-use software expenditures related to new technology, software and systems incurred during the three months ended March 31, 2025.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $0.0 million, compared to net cash used in financing activities for the three months ended March 31, 2025 of $3.0 million. The $3.0 million increase in net cash provided was primarily driven by a decrease in repayment of borrowings on our Existing Term Loans.

Term Loan Facilities

As of March 31, 2026 and December 31, 2025, the Borrower had a principal amount of $701.8 million and $688.5 million outstanding under the Borrower’s term loan facilities, respectively. The effective interest rate of the New Term Loan Facility was 14.65% and 14.43% as of March 31, 2026 and December 31, 2025, respectively.

See Note 3, “Long-Term Debt” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s Term Loan Facilities.

See Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding the Company’s going concern assessment.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements not yet adopted, see Part 1, Note 1, “Description of Business and Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Annual Report on Form 10-K. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.

GoHealth, Inc.	2026 Form 10-Q	33

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, utilizing the framework in Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Our management has concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GoHealth, Inc.	2026 Form 10-Q	34

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS.
Refer to Note 10, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements for information about legal proceedings.

ITEM 1A. RISK FACTORS.

We refer you to our 2025 Annual Report on Form 10-K for a discussion of the risk factors that affect our business and financial results. Except as discussed below, there have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

Our liquidity position raises substantial doubt about our ability to continue as a going concern.

Under the Superpriority Credit Agreement and Amendment No. 14 to our existing term loan (as defined and described further in Note 3, “Long-Term Debt” to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), we are required to meet certain financial covenants, including a minimum liquidity covenant, and make scheduled principal and interest payments. Our current financial projections indicate that, based on our current business plan, it is probable that we will be unable to maintain compliance with our liquidity covenant within the twelve months after the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued, unless the mitigating plans described below are implemented successfully. In the event we are unable to meet our liquidity financial covenant or make scheduled principal and interest payments, the Company’s lenders may not waive compliance and could elect to declare an event of default under the Superpriority Credit Agreement and Amendment No. 14 and accelerate the repayment of the obligations thereunder. We do not expect we would have sufficient liquidity to repay our debt obligations if they are accelerated. As a result, our lenders could seek to exercise rights and remedies available to them, including enforcing against the collateral securing these debt obligations.

We are engaged in ongoing discussions with our lenders and other stakeholders regarding strategic alternatives to address our capital structure and liquidity position. Such alternatives may involve a change of control or other restructuring of the Company. In addition, management has implemented and continues to implement various operational initiatives that include further cost savings measures. The outcome of our discussions with our lenders and other stakeholders is uncertain and there can be no assurance that we will be successful in implementing our operational initiatives. In addition, the ongoing discussions with our lenders and other stakeholders may be adversely affected by any default under, or acceleration of, our debt obligations. In such event, as described above, our lenders could seek to exercise rights and remedies available to them. Because of the uncertainty of (i) successfully completing operational initiatives to comply with the minimum liquidity covenant and (ii) the outcome of the discussions with our lenders and other stakeholders, management has concluded there is substantial doubt about our ability to continue as a going concern within the next twelve months.

Our Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if we were unable to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sale of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

GoHealth, Inc.	2026 Form 10-Q	35

GoHealth, Inc.	2026 Form 10-Q	36

ITEM 6. EXHIBITS.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of GoHealth, Inc.	10-Q	001-39390	3.1	8/20/2020
3.2	Amended and Restated Bylaws of GoHealth, Inc.	10-Q	001-39390	3.2	8/20/2020
3.3	Certificate of Designations of Series A Convertible Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.1	9/26/2022
3.4	Certificate of Designations of Series A-1 Convertible Non-Voting Perpetual Preferred Stock of GoHealth, Inc.	8-K	001-39390	3.2	9/26/2022
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-239287	4.1	6/19/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith.
**    Furnished herewith.

GoHealth, Inc.	2026 Form 10-Q	37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GoHealth, Inc. (Registrant)

Date:	May 18, 2026	By:	/s/ Vijay Kotte
Vijay Kotte Chief Executive Officer (Principal Executive Officer)

Date:	May 18, 2026	By:	/s/ Brendan Shanahan
Brendan Shanahan Chief Financial Officer (Principal Financial and Accounting Officer)

GoHealth, Inc.	2026 Form 10-Q	38